Form 10-Q
period 2007-03-31
Yankee Holding Corp.
filed 2007-05-15
CIK 1394069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2007

Commission File Number: 333-141699-05

YANKEE HOLDING CORP.

(Exact name of registrant as specified in its charter)

DELAWARE	20-8304743
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16 YANKEE CANDLE WAY

SOUTH DEERFIELD, MASSACHUSETTS 01373

(Address of principal executive office and zip code)

(413) 665-8306

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 14, 2007, there were 1,000 shares of Yankee Holding Corp. common stock, no par value, outstanding, all of which are owned by a holding company, YCC Holdings LLC.

YANKEE HOLDING CORP.

FORM 10-Q – Quarter Ended March 31, 2007

This Quarterly Report on Form 10-Q contains a number of forward-looking statements. Any statements contained herein, including without limitation statements to the effect that the Yankee Holding Corp. and its subsidiaries (“Yankee Candle”, the “Company”,”we”, and “us”) or its management “believes”, “expects”, “anticipates”, “plans” and similar expressions, that relate to prospective events or developments should be considered forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. There are a number of important factors that could cause its actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Future Operating Results” and those set forth under Item 1A-Risk Factors. Management undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item		Page
PART I. Financial Information

Item 1.	Financial Statements-Unaudited

	Condensed Consolidated Balance Sheets as of March 31, 2007 (Successor) and December 30, 2006 (Predecessor)	4

	Condensed Consolidated Statements of Operations for the period February 6, 2007 to March 31, 2007 (Successor), the period December 31, 2006 to February 5, 2007 (Predecessor) and for the Thirteen weeks ended April 1, 2006 (Predecessor)	5

	Condensed Consolidated Statements of Cash Flows for the period February 6, 2007 to March 31, 2007 (Successor), the period December 31, 2006 to February 5, 2007 (Predecessor) and for the Thirteen weeks ended April 1, 2006 (Predecessor)	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4.	Controls and Procedures	40

PART II. Other Information

Item 1.	Legal Proceedings	41

Item 1A.	Risk Factors	41

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 3.	Defaults Upon Senior Securities	46

Item 4.	Submission of Matters to a Vote of Security Holders	46

Item 5.	Other Information	46

Item 6.	Exhibits	46

Signatures		47

EXPLANATORY NOTE

On February 6, 2007, YCC Holdings LLC, or (“Holdings”) acquired all of the outstanding capital stock of The Yankee Candle Company, Inc. for approximately $1,413.5 million in cash. Holdings is owned by an affiliate of MDP and certain members of our senior management. Holdings owns 100% of the stock of Yankee Holding Corp., (the “Parent” or “Successor”), which in turn owns 100% of the stock of The Yankee Candle Company, Inc., (the “Predecessor”).

This report also contains the audited condensed consolidated financial statements of the Predecessor as of December 30, 2006, and unaudited for the thirteen weeks ended April 1, 2006 and the period December 31, 2006 to February 5, 2007. The accompanying unaudited condensed consolidated financial statements as of March 31, 2007 and for the period February 6, 2007 to March 31, 2007 are those of the Successor.

Unless the context requires otherwise, “we,” “us,” “our,” or the “Company” refer to Yankee Holding Corp. and its subsidiaries and, for the periods prior to February 6, 2007, the Predecessor and its subsidiaries.

PART I – Financial Information

Item 1.	Financial Statements.

YANKEE HOLDING CORP. AND SUBSIDIARIES (AND PREDECESSOR)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	Successor	Predecessor
	March 31, 2007	December 30, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,505	$22,773
Accounts receivable, net	45,277	33,769
Inventory	84,842	61,130
Prepaid expenses and other current assets	10,721	8,651
Deferred tax assets	8,183	5,872

TOTAL CURRENT ASSETS	157,528	132,195

PROPERTY, PLANT AND EQUIPMENT-NET	154,888	140,603
MARKETABLE SECURITIES	138	2,021
DEFERRED TAX ASSETS	—	67,288
GOODWILL	1,037,877	13,852
INTANGIBLE ASSETS	451,184	16,220
OTHER ASSETS	1,695	743

TOTAL ASSETS	$1,803,310	$372,922

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES:
Accounts payable	$25,853	$26,052
Accrued payroll	11,627	19,802
Accrued interest	11,446	428
Accrued income taxes	—	26,600
Accrued purchases of property and equipment	3,918	3,515
Accrued sales tax	1,469	5,168
Other accrued liabilities	17,526	16,335
Current portion of long-term debt	6,500	—

TOTAL CURRENT LIABILITIES	78,339	97,900

DEFERRED COMPENSATION OBLIGATION	178	2,213
DEFERRED TAX LIABILITIES	100,878	—
LONG-TERM DEBT	1,203,500	140,000
DEFERRED RENT	9,034	17,244
STOCKHOLDER’S EQUITY :
Common stock of Predecessor, $0.01 par value; 300,000,000 shares authorized; 30,939,837 issued and 39,846,137 outstanding at December 31, 2006	—	399
Common stock of Successor, $0.01 par value; 1,000 shares authorized, issued and outstanding at March 31, 2007	—	—
Additional paid-in-capital	433,550	105,718
Accumulated (deficit) retained earnings	(20,732)	8,467
Accumulated other comprehensive (loss) income	(1,437)	981

	411,381	115,565

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$1,803,310	$372,922

See notes to condensed consolidated financial statements

YANKEE HOLDING CORP. AND SUBSIDIARIES (AND PREDECESSOR)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Successor	Predecessor
	Period February 6, 2007 to March 31, 2007	Period December 31, 2006 to February 5, 2007	13 Weeks Ended April 1, 2006
Sales	$89,617	$53,382	$133,914
Cost of sales	66,109	24,553	61,936

Gross profit	23,508	28,829	71,978
Selling expenses	29,443	16,201	37,267
General and administrative expenses	11,822	13,828	15,464

(Loss) income from operations	(17,757)	(1,200)	19,247
Interest income	(12)	(1)	(7)
Interest expense	15,863	986	2,788
Other income	(10)	(15)	(145)

(Loss) income before (benefit) provision for income taxes	(33,598)	(2,170)	16,611
(Benefit) provision for income taxes	(12,866)	(340)	4,140

Net (loss) income	$(20,732)	$(1,830)	$12,471

See notes to condensed consolidated financial statements

YANKEE HOLDING CORP. AND SUBSIDIARIES (AND PREDECESSOR)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Successor	Predecessor
	Period February 6, 2007 to March 31, 2007	Period December 31, 2006 to February 5, 2007	13 Weeks Ended April 1, 2006
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net (loss) income	$(20,732)	$(1,830)	$12,471
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	6,872	2,673	6,485
Unrealized loss (gain) on marketable securities	230	(31)	(56)
Stock-based compensation expense	480	8,638	1,182
Deferred taxes	(9,755)	(3,905)	2,281
Non-cash charge related to increased inventory carrying value	26,982	—	—
Loss on disposal of fixed assets	—	14	65
Excess tax benefit from exercise of stock options	—	(4,317)	(702)
Investments in marketable securities	(368)	(27)	(386)
Changes in assets and liabilities:
Accounts receivable, net	(11,654)	179	(313)
Inventory	(4,451)	(2,739)	(7,509)
Prepaid expenses and other assets	(4,253)	336	(1,097)
Accounts payable	5,398	(4,443)	(6,248)
Income taxes payable	(26,904)	3,642	(18,438)
Accrued expenses and other liabilities	9,263	(8,257)	(18,197)

NET CASH USED IN OPERATING ACTIVITIES	(28,892)	(10,067)	(30,462)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchase of property and equipment	(3,897)	(2,253)	(5,360)
Acquisition of the Company	(1,444,476)	—	—
Proceeds from sale of property and equipment	—	3	7

NET CASH USED IN INVESTING ACTIVITIES	(1,448,373)	(2,250)	(5,353)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Borrowings under bank credit agreements	—	—	30,000
Repayments under bank credit agreements	(140,000)	—	—
Borrowings under senior secured term loan facility	650,000	—	—
Borrowings under senior secured revolving credit facility	35,000	—	—
Borrowings under senior notes and senior subordinated notes	525,000	—	—
Excess tax benefit from exercise of stock options	—	4,317	702
Deferred financing costs	(32,088)	—	(135)
Net proceeds from issuance of common stock	433,071	—	1,668

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,470,983	4,317	32,235

EFFECT OF EXCHANGE RATE CHANGES ON CASH	3	11	16

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,279)	(7,989)	(3,564)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	14,784	22,773	12,655

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,505	$14,784	$9,091

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$4,253	$903	$2,615

Income taxes	$25,192	$(77)	$19,587

Net (increase) decrease in accrued purchases of property and equipment	$(763)	$1,520	$3,081

See notes to condensed consolidated financial statements

YANKEE HOLDING CORP. AND SUBSIDIARIES (AND PREDECCESSOR)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except share and per share data)

(Unaudited)

1.	ACQUISITION OF THE COMPANY

On October 25, 2006, The Yankee Candle Company, Inc. (the “Predecessor”) announced that it had entered into a definitive merger agreement (the “Merger Agreement”) under which affiliates of Madison Dearborn Partners, LLC (“MDP”), a private equity investment firm, agreed to acquire all of the outstanding shares of the Predecessor for approximately $34.75 per share in cash (the “Merger”). The Board of Directors and shareholders of the Predecessor approved the Merger Agreement. The transaction closed on February 6, 2007 (the “Effective Date”).

On February 6, 2007, YCC Holdings LLC (“Holdings”) acquired all of the outstanding capital stock of the Predecessor for approximately $1,413.5 million in cash. Holdings is owned by affiliates of MDP and certain members of our senior management and has no operations. MDP’s objective is to invest in companies with strong competitive characteristics that it believes have potential for long-term equity appreciation. Yankee Holding Corp. (the “Parent” or the “Successor”) and Yankee Acquisition Corp. (the “Merger Sub”) are corporations formed by Holdings in connection with the acquisition and, concurrently with the closing of the offering of the notes (described below) and the acquisition on February 6, 2007, the Merger Sub merged with and into The Yankee Candle Company, Inc., which was the surviving corporation and assumed the obligations of the Merger Sub under the notes and related indentures by operation of law. The agreement and plan of merger and related documents resulted in the following events, which are collectively referred to as the “Transactions”:

•

the purchase by the equity investors of class A and class B common units of Holdings for approximately $433.1 million in cash (Holdings contributed the $433.1 million to Parent immediately prior to the closing; Parent in turn contributed the $433.1 million to Merger Sub);

•

the entering into by the Merger Sub of a new senior secured credit facility consisting of a $650.0 million funded senior secured term loan and a $125.0 million senior secured revolving credit facility;

•	the offering by the Merger Sub of $325.0 million of senior notes and $200.0 million of senior subordinated notes;

•	the refinancing of the Predecessor’s existing indebtedness, which was approximately $140.0 million as of February 6, 2007;

•	the merger of the Merger Sub with and into the Predecessor, with the Predecessor as the surviving corporation, and the payment of approximately $1,413.5 million as merger consideration; and

•	the payment of approximately $67.6 million of fees and expenses related to the transactions, including approximately $4.6 million of fees expensed.

Immediately following the Merger, The Yankee Candle Company, Inc. became a wholly–owned subsidiary of the Parent and a wholly–owned indirect subsidiary of Holdings and the equity investors indirectly own all of the Company’s outstanding equity interests.

Unless the context requires otherwise, “we”, “us”, “our”, or the “Company” refers to the Successor and its subsidiaries, and for periods prior to February 6, 2007, the Predecessor and its subsidiaries.

Under the terms of the Merger Agreement, each outstanding share of the Predecessor’s common stock was converted into a right to receive an amount in cash, without interest, of $34.75 (the “Merger Consideration”). In this regard, with respect to the Predecessor’s outstanding stock option grants and restricted stock and performance share awards, in accordance with the terms of the Merger Agreement, the Predecessor’s equity plan documents and various actions taken by its Board of Directors:

•

all options outstanding immediately prior to the effective date of the Merger, whether or not then vested or exercisable, were canceled as of such effective date, with each holder of an option receiving for each share of common stock subject to the option, an amount equal to the Merger Consideration less the per share exercise price of such option;

•

all shares of restricted stock outstanding immediately prior to the effective date of the Merger vested and became free of restrictions as of such effective date and each such share of restricted stock was converted into a right to receive the Merger Consideration; and

•

immediately prior to the effective date of the Merger, the Predecessor issued to each holder of a performance share award the following number of shares of common stock: (i) with respect to the performance share award covering fiscal years 2004—2006, a number of shares equal to 60% of the target number of each recipient’s performance share award, (ii) with respect to the performance share award covering fiscal years 2005—2007, a number of shares equal to 66.67% of the target number of each recipient’s performance share award, and (iii) with respect to the performance share award covering fiscal years 2006—2008, a number of shares equal to 33.33% of the target number of each recipient’s performance share award. In connection with the closing of the Merger, each holder received the Merger Consideration for each share of common stock so issued.

Set forth below is a summary of the terms of the Company’s debt agreements:

Senior Notes and Senior Subordinated Notes:

The senior notes due 2015 bear interest at a per annum rate equal to 8.50%. Interest is paid every six months on February 15 and August 15, beginning on August 15, 2007. The senior subordinated notes due 2017 bear interest at a per annum rate equal to 9.75%. Interest is paid every six months on February 15 and August 15, beginning on August 15, 2007. The senior notes mature on February 15, 2015 and the senior subordinated notes mature on February 15, 2017.

Obligations under the senior notes are guaranteed on an unsecured senior basis and obligations under the senior subordinated notes are guaranteed on an unsecured senior subordinated basis, by Parent and the Company’s existing and future domestic subsidiaries. If the Company cannot make any payment on either or both series of notes, the guarantors must make the payment instead.

In the event of certain change in control events specified in the indentures governing the notes, the Company must offer to repurchase all or a portion of the notes at 101% of the principal amount of the exchange notes on the date of purchase, plus any accrued and unpaid interest to the date of repurchase.

Senior Secured Credit Facility:

The Company’s new senior secured credit facility (the “Credit Facility”) consists of a $650.0 million 7–year senior term loan facility and a 6–year $125.0 million senior secured revolving credit facility. All borrowings under the Credit Facility bear interest at a rate per annum equal to an applicable margin, plus, at the Company’s option, (i) the higher of (x) the prime rate (as set forth on the British Banking Association Telerate Page 5) and (y) the federal funds effective rate, plus one-half percent (0.50%) per annum or (ii) the Eurodollar rate, and resets periodically. In addition to paying interest on outstanding principal under the senior secured credit facility, the Company is required to pay a commitment fee to the lenders in respect of unutilized loan commitments at a rate of 0.50% per annum.

All obligations under the Credit Facility are guaranteed by the Parent and each of the Company’s present and future, direct and indirect, wholly–owned domestic restricted subsidiaries. In addition, the Credit Facility is secured by first priority perfected liens on all of the Company’s capital stock and substantially all of the Company’s existing and future material assets and the existing and future material assets of the Company’s guarantors, except that only up to 66% of the voting capital stock of the first tier foreign subsidiaries and 100% of the non–voting capital stock of such foreign subsidiaries will be pledged in favor of the senior secured credit facility and each of the guarantor’s assets.

The senior secured term loan facility matures on February 6, 2014 and the senior secured revolving credit facility matures on February 6, 2013.

The Credit Facility permits all or any portion of the loans outstanding to be prepaid at any time and commitments to be terminated in whole or in part at our option without premium or penalty. The Company is required to repay amounts borrowed under the senior secured term loan facility in equal quarterly installments in an aggregate annual amount equal to one percent (1.0%) of the original principal amount of the senior secured term loan facility with the balance being payable on the maturity date of the senior secured term loan facility.

Subject to certain exceptions, the Credit Facility requires that 100% of the net proceeds from certain asset sales, casualty insurance, condemnations and debt issuances, and 50% (subject to step downs) from excess cash flow for each fiscal year must be used to pay down outstanding borrowings.

The senior secured credit facility and related agreements contain customary covenants, including, but not limited to, maximum consolidated total secured leverage (net of certain cash and cash equivalents) and certain other limitations on the Company and certain of the Company’s restricted subsidiaries’, as defined in the Credit Facility, ability to incur additional debt, guarantee other obligations, grant liens on assets, make investments or acquisitions, dispose of assets, make optional payments or modifications of other debt instruments, pay dividends or other payments on capital stock, engage in mergers or consolidations, enter into sale and leaseback transactions, enter into arrangements that restrict the Company’s ability to pay dividends, grant liens and engage in transactions with affiliates.

Upon consummation of the Transactions The Yankee Candle Company, Inc. delisted its shares of common stock from the New York Stock Exchange (the “NYSE”) and deregistered under Section 12 of the Securities Exchange Act of 1934. The last day of trading on the NYSE was February 6, 2007.

Total fees and expenses related to the Transactions were approximately $67.6 million, consisting of approximately $4.6 million of indirect transaction costs which were expensed, $30.9 million of direct acquisition costs of the Company and $32.1 million of deferred financing costs. Such fees include commitment, placement, financial advisory and other transaction fees as well as legal, accounting and other professional fees. The direct acquisition costs are included in the purchase price and are a component of goodwill. Deferred financing costs of approximately $15.2 million related to the senior secured credit facility, which are amortized over 7 years using the effective interest method, and $10.0 million related to the senior notes, which are amortized over 8 years using the effective interest method and $6.9 million related to the senior subordinated notes, which are amortized over 10 years using the effective interest method.

The purchase price of the Company has been preliminarily allocated to the assets and liabilities acquired based on their estimated fair market values at the date of acquisition. Independent third-party appraisers were engaged to assist management in determining the value of certain of the tangible and intangible assets as well as liabilities assumed.

The condensed consolidated balance sheet as of March 31, 2007 and the condensed consolidated statements of operations and cash flows for the period February 6, 2007 to March 31, 2007 show the operations of the Successor. The condensed consolidated balance sheet as of December 30, 2006 and the condensed consolidated statements of operations and cash flows for the period December 31, 2006 to February 5, 2007 and the thirteen weeks ended April 1, 2006 are operations of the Predecessor.

As a result of the consummation of the Transactions, the condensed consolidated financial statements for the period after February 5, 2007 are presented on a different basis than that for the periods before February 6, 2007, as a result of the application of purchase accounting as of February 6, 2007 and therefore are not comparable to prior periods.

2.	BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”). The financial information included herein is unaudited; however, in the opinion of management such information reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations, and cash flows as of the date and for the periods indicated. All intercompany transactions and balances have been eliminated. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full fiscal year.

We have separated our historical financial results for the Predecessor and Successor. The separate presentation is required as there was a change in accounting basis, which occurred when purchase accounting was applied to the acquisition of the Predecessor. Purchase accounting requires that the historical carrying value of assets acquired and liabilities assumed be adjusted to fair value, which may yield results that are not comparable on a period-to-period basis due to the different, and sometimes higher, cost basis associated with the allocation of the purchase price.

Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”). The accompanying unaudited condensed financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 30, 2006 included in the Company’s Registration Statement, filed on Form S-4 (333-141699-05). Unless otherwise indicated, all amounts are in thousands.

3.	PURCHASE ACCOUNTING

The Transactions have been accounted for as a purchase in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations,” whereby the purchase price paid to effect the Transactions was allocated to record acquired assets and liabilities at fair value. The Transactions and the allocation of the purchase price have been recorded as of February 6, 2007. The purchase price was $1,444,476.

Independent third-party appraisers were engaged to assist management and perform valuations of certain tangible and intangible assets acquired and liabilities assumed. As of March 31, 2007, the Company has recorded purchase accounting adjustments to increase the carrying value of property and equipment and inventory, to establish intangible assets for tradename, customer lists and favorable lease commitments and to revalue the Company’s long-term deferred rent obligation, among other things.

Allocation of the purchase price for the acquisition of the Company was based on estimates of the fair value of net assets acquired. The purchase price allocation is subject to finalization of the assessment of the fair value of property, plant and equipment, intangible assets, operating leases, transaction costs and deferred income taxes. The purchase price has been allocated on a preliminary basis as follows (in thousands):

Cash consideration purchase price:
Paid to shareholders	$1,413,527
Transaction costs	30,949

1,444,476

Net assets acquired:
Inventory	107,357
Property and equipment	154,995
Trade receivables	33,614
Other assets	14,790
Record intangible assets acquired:
Tradename	354,800
Customer lists	64,700
Favorable lease agreements	2,330
Unfavorable lease agreements	(8,652)
Current liabilities assumed	(136,640)
Tax impact of purchase accounting adjustments	(180,695)

Net assets acquired at fair value	406,599

Goodwill at acquisition date	$1,037,877

Goodwill is not deductible for tax purposes. The assignment of goodwill to reportable segments has not been completed as of March 31, 2007.

The unaudited pro forma results of operations provided below for the thirteen weeks ended March 31, 2007 and April 1, 2006 are presented as though the Transactions had occurred at the beginning of the periods presented, after giving effect to purchase accounting adjustments relating to depreciation and amortization of revalued assets, interest expense associated with the senior secured credit facility, senior notes and senior subordinated notes as well as other acquisition related adjustments in connection with the Transactions. The pro forma results of operations are not necessarily indicative of the combined results that would have occurred had the Transactions been consummated at the beginning of the earliest period presented, or are they necessarily indicative of future operating results.

	Thirteen Weeks Ended
	March 31, 2007	April 1, 2006
	Pro Forma	Pro Forma
Net sales	$142,999	$133,914
Net loss	(16,880)	(46,676)

4.	EQUITY-BASED COMPENSATION

Effective January 1, 2006, the Company adopted SFAS 123(R). The Company adopted SFAS 123(R) using a modified prospective application, as permitted under SFAS 123(R) and, accordingly, prior period amounts were not restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The excess tax benefit from the exercise of stock options for the thirteen weeks ended April 1, 2006 of $702 was classified as a financing activity in the statement of cash flows.

Share-based Compensation Plans-Predecessor

Prior to the completion of the Merger, the Predecessor granted stock options, restricted stock and performance share awards to key employees and directors under share-based compensation plans. The exercise price of the options was typically determined by the actual closing price of the Predecessor’s common stock as quoted by the NYSE on the last business day before the date of grant. Compensation expense for restricted stock awards was measured at fair value on the date of the grant based on the number of shares granted and the quoted market price of the Predecessor’s common stock. Such value was recognized as expense over the vesting period of the award adjusted for actual forfeitures. The performance share grants were valued on the grant date by multiplying the number of performance shares covered by the awards that were expected to vest by the Predecessor’s closing stock price on the grant date. The cost was recognized within the condensed consolidated statements of operations on a straight line basis over the period specified in the award (generally three years for each grant) based upon the number of shares which were considered probable of vesting.

Under the terms of the Merger Agreement, each outstanding share of the Predecessor’s common stock was converted into a right to receive an amount in cash, without interest, of $34.75 (the “Merger Consideration”). In this regard, with respect to the Predecessor’s outstanding stock option grants and restricted stock and performance share awards, in accordance with the terms of the Merger Agreement, the Predecessor’s equity plan documents and various actions taken by its Board of Directors:

•

all options outstanding immediately prior to the effective date of the Merger, whether or not then vested or exercisable, were canceled as of such effective date, with each holder of an option receiving for each share of common stock subject to the option, an amount equal to the Merger Consideration less the per share exercise price of such option;

•

all shares of restricted stock outstanding immediately prior to the effective date of the Merger vested and became free of restrictions as of such effective date and each such share of restricted stock was converted into a right to receive the Merger Consideration; and

•

immediately prior to the effective date of the Merger, the Predecessor issued to each holder of a performance share award the following number of shares of common stock: (i) with respect to the performance share award covering fiscal years 2004—2006, a number of shares equal to 60% of the target number of each recipient’s performance share award, (ii) with respect to the performance share award covering fiscal years 2005—2007, a number of shares equal to 66.67% of the target number of each recipient’s performance share award, and (iii) with respect to the performance share award covering fiscal years 2006—2008, a number of shares equal to 33.33% of the target number of each recipient’s performance share award. In connection with the closing of the Merger, each holder received the Merger Consideration for each share of common stock so issued.

The following is a summary of activity related to the stock options, restricted shares and performance shares that were in effect through the effective date of the Merger, when all of the stock options were exercised and the restricted shares and performance share units were issued:

	Predecessor Entity
Plan	Outstanding at December 30, 2006	Exercised/ Issued	Cancelled	Outstanding at February 6, 2007
Stock options
1998 Plan	62,559	62,559	—	—
1999 Plan	1,499,275	1,481,025	18,250	—
2005 Plan	395,950	385,950	10,000	—

Total options outstanding	1,957,784	1,929,534	28,250	—

Weighted average exercise price per option	$23.74	$25.20	—
Weighted average remaining contractual term per option	6.9 years

Restricted shares
2005 Plan	93,700	93,700	—	—

Weighted average fair market value per share at date of award	$29.69	$29.69	—
Weighted average remaining contractual term for restrictions	2.2 years

Performance shares
2005 Plan	211,275	211,275	—	—

Weighted average fair market value per unit at date of award	$30.69	$30.69	—	—
Weighted average remaining contractual term for restrictions	1.2 years

Stock Options-Predecessor

There were no share based grants during the period December 31, 2006 to February 5, 2007 (Predecessor). The weighted average grant–date fair value of options, restricted shares and performance shares granted during the thirteen weeks ended April 1, 2006 was $8.16, $28.01 and $28.01, respectively.

A summary of the status of option grants and changes during the period ending on that date are presented below:

Predecessor Entity
	Stock Options		Restricted Shares		Performance Shares
	Options	Fair Value(1)	Options	Fair Value(1)	Units	Fair Value(1)
Nonvested at December 31, 2006	852,889	$8.06	93,700	$34.31	147,750	$34.31
Grants	—	—	—	$—	—	$—
Vested(2)	852,889	$8.06	(93,700)	$34.31	(147,750)	$34.31
Cancelled	—	$—	—	$—	—	$—

Nonvested at February 6, 2007	—	$—	—	$—	—	$—

(1)	Represents the weighted-average grant date fair value per share-based unit, using the Black-Scholes option-pricing model for stock options and the average December 29, 2006 high/low market price of the Predecessor’s common stock for restricted and performance shares.
(2)	All of the share based units became immediately vested on the date of the Merger.

The total fair value of stock options that vested during the period from December 31, 2006 to February 5, 2007 (Predecessor) prior to the date of the Merger was approximately $0.1 million. There were no restricted or performance shares that vested during the period from December 31, 2006 to February 5, 2007 prior to the date of the Merger. The total fair value of stock options vested during the thirteen weeks ended April 1, 2006 was approximately $3,230. There were no restricted shares and performance shares that vested for the thirteen weeks ended April 1, 2006.

As of February 5, 2007, there was approximately $5.2 million and $2.9 million of total unrecognized compensation cost related to stock option grants, restricted shares and performance shares awards, respectively, under stock-based compensation plans. The consummation of the Merger accelerated the recognition of compensation cost, and accordingly, all of this cost was included in general and administrative expense in the condensed consolidated statements of operations for the period from December 31, 2006 to February 5, 2007 (Predecessor).

The compensation cost that was recognized related to stock option grants, restricted shares and performance shares awards for the thirteen weeks ended April 1, 2006 was $1,182.

Equity-based Compensation Plans-Successor Entity

Effective as of the closing of the Transactions, all of the prior equity plans of the Predecessor ceased to be effective and all existing equity grants and awards were paid out as described above. In connection with the Transactions, we entered into new equity arrangements with certain members of senior management of the Company (“Management Investors”). The new equity consists of ownership interests in Holdings. There are two classes of these ownership interests: Class A common units and Class B common units. The Class A and Class B common units were issued to and purchased by the Management Investors under the YCC Holdings LLC 2007 Incentive Equity Plan adopted on February 6, 2007 (the “Plan”). The Plan grants the Board authorization to issue up to 593,622 Class B common units. The rights and obligations of Holdings and the holders of its Class A and Class B common units are generally set forth in Holdings’ limited liability company agreement, Holdings’ unitholders agreement and the individual Class A and Class B unit purchase agreements entered into with the respective unitholders (the “equity agreements”).

Upon closing of the Transactions, certain eligible Management Investors purchased 40,933 Class A common units (approximately 0.96% of Holdings’ Class A common units). The remaining 4,233,353 Class A common units were purchased by Madison Dearborn in connection with the consummation of the Transactions. There are no additional Class A common units presently authorized to be issued. The purchase price paid by the Management Investors for the Class A common units was $101.22 per unit, the same as that paid by Madison Dearborn in connection with Madison Dearborn’s purchase of its Class A common units. The Class A common units are not subject to vesting. Each Management Investor has the right to require us to repurchase the Class A common units at original cost if we terminate him or her without cause or he or she resigns for good reason prior to the second anniversary of the closing of the Transactions.

Additionally, pursuant to the Plan the Management Investors purchased 427,643 Class B common units of Holdings (representing approximately 9.9% of the residual equity interest of Holdings on a fully diluted basis). The Class B common units were purchased at a cost of $1.00 per unit and 10% of each Management Investor’s Class B common units vested upon the closing of the Transactions. The remainder of each Management Investor’s Class B common units will begin vesting on the six month anniversary of closing and thereafter will vest on a pro rata daily basis over the subsequent 54 month period. If any Management Investor dies or becomes permanently disabled, such Management Investor will be credited with an additional 12 months worth of vesting for his or her Class B common units. All unvested Class B common units will vest upon a sale of all or substantially all of our business to an independent third party so long as the employee holding such units continues to be an employee of the Company at the closing of the sale. Class B common units are also subject to the right of Holdings or, if not exercised by Holdings, of Madison Dearborn, to repurchase such Class B common units upon a termination of employment, as more fully set forth in the equity agreements. An additional 47,254 Class B units have been approved for issuance but are not currently allocated to and have not been purchased by any Management Investors or other individuals or entities.

Both the Class A and Class B common units are subject to various restrictions on transfer and other conditions, all as more fully set forth in the equity agreements. Holdings may issue additional units subject to the terms and conditions of certain of the equity agreements.

As of March 31, 2007, shares outstanding were as follows:

	Class A Common Units		Class B Common Units		Total
Issuances under the YCC Holdings LLC 2007 Incentive Equity Plan	4,274,286	(1)	474,897		4,749,183
Vested	4,274,286		47,490

Purchase price of award	$101.22		$1.00

Estimated fair market value of award	99.60	(2)	10.94	(3)

(1)	4,233,353 Class A common units were purchased by Madison Dearborn; 40,933 by management investors.
(2)	Implied value based upon third-party valuation of the Class B common units and the total equity value of $433.1 million.
(3)	Based upon valuation analysis by third-party valuation firm.

The total estimated fair value of equity awards vested during the period from February 6, 2007 to March 31, 2007 was approximately $0.5 million.

As of March 31, 2007, there was approximately $4.2 million of total unrecognized compensation cost related to Class B common unit equity awards and there is no expense related to the Class A common unit equity awards. This cost is expected to be recognized over the remaining vesting period, of approximately 54 months (August 2007 to February 2012).

Presented below is a comparative summary of assumptions for the indicated periods (there were no grants during the period from December 31, 2006 to February 5, 2007 by the Predecessor):

Valuation Assumptions:	Period February 6, 2007 to March 31, 2007 (Option Pricing Method Black-Scholes) (Successor Entity)		Thirteen Weeks Ended April 1, 2006 (Black-Scholes) (Predecessor Entity)
Weighted-average fair value of awards granted	N/A		$8.16
Weighted-average calculated value of awards granted	$10.94		N/A
Expected volatility	N/A	(1)	31.4%
Weighted-average volatility	30.0%	(1)	31.4%
Weighted-average expected term (in years)	5.0		4.2
Dividend yield	—		0.2%
Weighted-average risk-free interest rate	4.7%		3.7%
Weighted average expected annual forfeiture	—		2.6%

(1)	The Company used a 5-year annualized historical volatility of guideline companies.

Since the Company is no longer publicly traded, the Company based its estimate of expected volatility on the average historical volatility of group of six comparable companies. The historical volatilities of the comparable companies were measured over a 5-year historical period. The Company’s historical volatility prior to the acquisition was also considered in the estimate of expected volatility. The expected term of the Class B Units granted represents the period of time that the Units are expected to be outstanding and is assumed to be 5 years. The Company is not expected to pay dividends, and accordingly, the dividend yield is zero. The risk free interest rate for a period commensurate with the expected term was based on the U.S. Treasury yield curve in effect at the time of issuance.

5.	INVENTORIES

The Predecessor valued its inventories on the last-in first-out (“LIFO”) basis. The Successor has elected to value its inventories using the first-in first-out (“FIFO”) basis. Inventories were revalued by approximately $43,452 to estimated fair value on February 6, 2007, the date of the Merger in the application of purchase accounting. Approximately $26,982 was recorded in cost of sales of the Successor for the period February 6, 2007 to March 31, 2007 and approximately $13,490 is expected to be recorded to cost of sales in the second quarter of 2007.

The components of inventory were as follows:

	Successor	Predecessor
	March 31, 2007	December 30, 2006
Finished goods	$77,773	$58,143
Work-in-process	287	—
Raw materials and packaging	6,782	5,967

	84,842	64,110
Less LIFO adjustment	—	(2,980)

	$84,842	$61,130

6.	INTANGIBLE ASSETS

In connection with the Transactions, the Company’s intangible assets were valued by management with the assistance of valuation specialists. The carrying amount and accumulated amortization of intangible assets consisted of the following:

	Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
March 31, 2007 (Successor)
Indefinite life:
Tradename	N/A	$354,800	$—	$354,800

Finite-lived intangible assets:
Customer lists	3-5	64,700	(2,056)	62,644
Deferred financing costs	7-10	32,088	(610)	31,478
Favorable lease agreements	5	2,330	(102)	2,228
Other	5	36	(2)	34

Total finite-lived intangible assets		99,154	(2,770)	96,384

Total intangible assets		$453,954	$(2,770)	$451,184

December 30, 2006 (Predecessor)
Indefinite life:
Tradename	N/A	$12,620	$—	$12,620

Finite-lived intangible assets:
Customer lists	4	3,880	(2,251)	1,629
Deferred financing costs	5	1,223	(627)	596
Favorable lease agreements	4	877	(186)	691
Non-competes	3-4	1,123	(656)	467
Formulas	3	431	(252)	179
Other	15	231	(193)	38

Total finite-lived intangible assets		7,765	(4,165)	3,600

Total intangible assets		$20,385	$(4,165)	$16,220

Total amortization expense from finite-lived intangible assets, including amortization expense related to deferred financing fees which is included in interest expense in the Condensed Consolidated Statement of Operations, was $2,770 for the period February 6, 2007 to March 31, 2007, $204 for the period December 31, 2006 to February 5, 2007 and $390 for the thirteen weeks ended April 1, 2006.

Aggregate amortization expense related to intangible assets at March 31, 2007 in the remainder of fiscal 2007 and in each of the next four fiscal years is expected to be as follows:

2007	$13,607
2008	18,022
2009	17,870
2010	16,753
2011	16,608
2012	5,462
Thereafter	8,062

Total	$96,384

7.	LONG-TERM DEBT

Long-term debt and credit arrangements consisted of the following at March 31, 2007 and December 30, 2006:

	Successor	Predecessor
	March 31, 2007	December 30, 2006
Senior secured revolving credit facility	$35,000	$—
Senior secured term loan facility	650,000	—
Senior notes due 2015	325,000	—
Senior subordinated notes due 2015	200,000	—
Amended credit facility	—	140,000

Total	1,210,000	140,000
Less current portion	6,500	—

Long-term debt	$1,203,500	$140,000

Senior Secured Credit Facility

The Company’s new senior secured credit facility (the “Credit Facility”) consists of a $650,000 senior secured term loan facility maturing on February 6, 2014 and a $125,000 senior secured revolving credit facility, which expires on February 6, 2013. The senior secured term loan facility was used by the Company to finance part of the Merger. The senior secured revolving credit facility is being used by the Company for, among other things, working capital, letters of credit and other general corporate purposes.

All borrowings under the Credit Facility bear interest at a rate per annum equal to an applicable margin, plus, at the Company’s option, (i) the higher of (a) the prime rate (as set forth on the British Banking Association Telerate Page 5) and (b) the federal funds effective rate, plus one-half percent (0.50%) per annum or (ii) the Eurodollar rate, and resets periodically. In addition to paying interest on outstanding principal under the senior secured credit facility, the Company is required to pay a commitment fee to the lenders in respect of unutilized loan commitments at a rate of 0.50% per annum. As of March 31, 2007, the weighted average combined interest rate on the senior secured term loan facility and senior secured revolving credit facility was 7.36%.

All obligations under the Credit Facility are guaranteed by the Parent and each of the Company’s present and future, direct and indirect, wholly–owned domestic restricted subsidiaries. In addition, the Credit Facility is secured by first priority perfected liens on all of the Company’s capital stock and substantially all of the Company’s existing and future material assets and the existing and future material assets of the Company’s guarantors, except that only up to 66% of the voting capital stock of the first tier foreign subsidiaries and 100% of the non–voting capital stock of such foreign subsidiaries will be pledged in favor of the senior secured credit facility and each of the guarantor’s assets.

The Credit Facility permits all or any portion of the loans outstanding to be prepaid at any time and commitments to be terminated in whole or in part at our option without premium or penalty. The Company is required to repay amounts borrowed under the senior secured term loan facility in equal quarterly installments in an aggregate annual amount equal to one percent (1.0%) of the original principal amount of the senior secured term loan facility with the balance being payable on the maturity date of the senior secured term loan facility.

Subject to certain exceptions, the Credit Facility requires that 100% of the net proceeds from certain asset sales, casualty insurance, condemnations and debt issuances, and 50% (subject to step downs) from excess cash flow, as defined, for each fiscal year must be used to pay down outstanding borrowings.

The Credit Facility and related agreements contain customary financial and other covenants, including, but not limited to, maximum consolidated total secured leverage (net of certain cash and cash equivalents) and certain other limitations on the Company and certain of the Company’s restricted subsidiaries’, as defined in the Credit Facility, ability to incur additional debt, guarantee other obligations, grant liens on assets, make investments or acquisitions, dispose of assets, make optional payments or modifications of other debt instruments, pay dividends or other payments on capital stock, engage in mergers or consolidations, enter into sale and leaseback transactions, enter into arrangements that restrict the Company’s ability to pay dividends or grant liens and engage in transactions with affiliates. The Credit Facility requires that the Company maintain at the end of each fiscal quarter, commencing with the quarter ended June 30, 2007, a consolidated total secured debt (net of certain cash and cash equivalents) to consolidated EBITDA ratio of no more than 4.75 to 1.00.

As of March 31, 2007, $35,000 was outstanding under the senior secured revolving credit facility and there were outstanding letters of credit of $1,506, leaving $88,494 in availability. As of March 31, 2007, the Company was in compliance with all covenants under the Credit Facility.

Senior Notes and Senior Subordinated Notes

The senior notes due 2015 bear interest at a per annum rate equal to 8.50%. Interest is paid every six months on February 15 and August 15, beginning on August 15, 2007. The senior subordinated notes due 2017 bear interest at a per annum rate equal to 9.75%. Interest is paid every six months on February 15 and August 15, beginning on August 15, 2007. The senior notes mature on February 15, 2015 and the senior subordinated notes mature on February 15, 2017.

Obligations under the senior notes are guaranteed on an unsecured senior basis and obligations under the senior subordinated notes are guaranteed on an unsecured senior subordinated basis, by Parent and the Company’s existing and future domestic subsidiaries. If the Company cannot make any payment on either or both series of notes, the guarantors must make the payment instead.

In the event of certain change in control events specified in the indentures governing the notes, the Company must offer to repurchase all or a portion of the notes at 101% of the principal amount of the exchange notes on the date of purchase, plus any accrued and unpaid interest to the date of repurchase.

Senior Notes Redemption Provisions—The Senior Note indenture permits the Company on or after February 15, 2011, to redeem all or a part of the Senior Notes at its option at the redemption prices set forth below (expressed as a percentage of the principal amount), plus accrued and unpaid interest, on the Senior Notes to be redeemed to the applicable redemption date if redeemed during the twelve-month period beginning on February 15 of the years indicated below:

Year Percentage
2011	104.250%
2012	102.125%
2013 and thereafter	100.000%

The Senior Notes may also be redeemed, in whole or in part, at any time prior to February 15, 2011, at a redemption price equal to 100% of the principal amount of the Senior Notes redeemed plus a make whole premium calculated in accordance with the indenture plus accrued and unpaid interest to the applicable redemption date.

In addition, at any time prior to February 15, 2010, the Company under certain conditions may on one or more occasions redeem in the aggregate up to 35% of the aggregate principal amount of the Senior Notes issued under the indenture with the net cash proceeds of one or more equity offerings, at a redemption price of 108.500% of the principal amount of the Senior Notes, plus accrued and unpaid interest, to the redemption date provided such redemption occurs within 90 days after such equity offering.

Senior Subordinated Notes Redemption Provisions—The Senior Subordinated Note indenture permits the Company on or after February 15, 2012, to redeem all or a part of the Senior Subordinated Notes at its option at the redemption prices set forth below (expressed as a percentage of the principal amount), plus accrued and unpaid interest, on the Senior Notes to be redeemed to the applicable redemption date if redeemed during the twelve-month period beginning on February 15 of the years indicated below:

Year Percentage
2012	104.875%
2013	103.250%
2014	101.625%
2015 and thereafter	100.000%

The Senior Subordinated Notes may also be redeemed, in whole or in part, at any time prior to February 15, 2012, at a redemption price equal to 100% of the principal amount of the Senior Notes redeemed plus a make whole premium calculated in accordance with the indenture plus accrued and unpaid interest as defined within the indenture, to the applicable redemption date.

In addition, at any time prior to February 15, 2010, the Company under certain conditions may on one or more occasions redeem in the aggregate up to 35% of the aggregate principal amount of the Senior Subordinated Notes issued under the indenture with the net cash proceeds of one or more equity offerings, at a redemption price of 109.750% of the principal amount of the Senior Notes, plus accrued and unpaid interest, to the redemption date provided such redemption occurs within 90 days of such equity offering.

8.	INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, or FIN 48, effective December 31, 2006. FIN 48 clarifies whether or not to recognize assets or liabilities for tax positions taken that may be challenged by a taxing authority. As a result of the implementation of FIN 48, the Company recognized a $224 increase in the liability for unrecognized tax benefits, which was accounted for as a decrease to retained earnings (accumulated deficit). As of December 30, 2006, the Company had $1,389 of unrecognized tax benefits, of which the entire amount would reduce income tax expense if recognized.

The Company recognizes interest accrued and penalties, if any, related to unrecognized tax benefits in the provision for income taxes. As of December 30, 2006, interest accrued was approximately $130, net of income tax benefit.

The Company files income tax returns in the U.S. federal jurisdiction, various states, and in the United Kingdom. The Company’s earliest open U.S. federal tax year and United Kingdom tax year is 2005. In addition, open tax years related to states remain subject to examination but are not considered material.

9.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and related interpretations. SFAS No. 133 establishes accounting and reporting standards for derivative instruments. Specifically, SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either stockholders’ equity as accumulated other comprehensive income (loss) or net income (loss) depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

On February 14, 2007 the Company entered into an interest rate swap agreement to hedge a portion of the cash flows associated with the $650 million senior secured credit facility. The agreement has a total notional value of $415,000. The interest rate swap agreement effectively converts approximately 60% of the outstanding amount under the senior secured credit facility, which is floating-rate debt, to a fixed-rate by having the Company pay fixed-rate amounts in exchange for the receipt of the amount of the floating-rate interest payments.

Under the terms of this agreement, a quarterly net settlement is made for the difference between the fixed rate of 5.095% and the variable rate based upon the three-month LIBOR rate on the notional amount of the interest rate swap. The interest rate swap agreement terminates on February 14, 2010.

The Company has determined that the interest rate swap agreement has been appropriately designated and documented as a cash flow hedge under SFAS No. 133. To record this swap as of March 31, 2007 the Company recorded the fair value of the derivative liability of $2,394 in accrued liabilities, offset by $1,457 and $937 in other comprehensive income and deferred taxes, respectively. For the period February 6, 2007 to March 31, 2007 there was no hedge ineffectiveness recorded in earnings.

10.	COMPREHENSIVE (LOSS) INCOME

The computation of comprehensive (loss) income is as follows:

	Successor	Predecessor
	Period February 6, 2007 to March 31, 2007	Period December 31, 2006 to February 5, 2007	13 Weeks Ended April 1, 2006
Net (loss) income	$(20,732)	$(1,830)	$12,471

Other comprehensive (loss) income:

Currency translation adjustments	20	58	133
Change in unrealized loss on interest swap	(1,457)	—	—

Other comprehensive (loss) income	(1,437)	58	133

Comprehensive (loss) income	$(22,169)	$(1,772)	$12,604

11.	RELATED PARTY TRANSACTIONS

Management Services Agreement

Upon closing of the Transactions, the Company entered into a management services contract with an affiliate of Madison Dearborn pursuant to which Madison Dearborn will provide the Company with management and consulting services and financial and advisory services on an ongoing basis for a fee of $1,500 per year, payable in equal quarterly installments, and reimbursement of out-of-pocket expenses incurred in connection with the provision of such services. Under this management services agreement, the Company also agreed to provide customary indemnification. Pursuant to such agreement, at the closing of the Transactions, Madison Dearborn received a fee of approximately $15,000 plus out-of-pocket expenses for services rendered in connection with the Transactions. This fee has been included as part of the purchase price. The Company recorded $375 associated with the annual management fee for the period February 6, 2007 to March 31, 2007.

12.	DEFERRED COMPENSATION

The Company has a deferred compensation agreement with certain key employees. Under this agreement, the Company at its election may match certain elective salary deferrals of eligible employees’ compensation up to a maximum of $20 per employee per year. In connection with the Transactions, which constituted a change in control event under the Company’s Deferred Compensation Plan distributions totaling $2,129 were made to participants in February 2007.

13.	RECENT ACCOUNTING PRONOUNCEMENTS

In March 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-3 “How Taxes Collected from Customers and Permitted to Governmental Authorities Should Be Presented in the Income Statement (that is, gross versus net presentation).” This issue should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006. The Company has adopted EITF No. 06-03 effective December 31, 2006 without material impact to the financial statements. The Company will continue to use the net basis for presentation.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (SFAS 157). SFAS 157 defines-fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the potential impact of adopting SFAS 157.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 allows entities to measure many financial instruments at fair value. SFAS 159 is effective for years beginning after November 15, 2007. The Company is currently evaluating the potential impact of adopting SFAS 159.

14.	SEGMENTS OF ENTERPRISE AND RELATED INFORMATION

The Company has segmented its operations in a manner that reflects how its chief operating decision-maker (the “CEO”) currently reviews the results of the Company and its subsidiaries’ businesses. The Company has two reportable segments—retail and wholesale. The identification of these segments results from management’s recognition that while the product sold is similar, the type of customer for the product and services and methods used to distribute the product are different.

The CEO evaluates both its retail and wholesale operations based on an “operating earnings” measure. Such measure gives recognition to specifically identifiable operating costs such as cost of sales and selling expenses. Administrative charges are generally not allocated to specific operating segments and are accordingly reflected in the unallocated/corporate/other reconciliation to the total consolidated results. As described in Note 3, the Merger of the Company on February 6, 2007 resulted in several purchase accounting adjustments to record assets and liabilities acquired at fair market value. The effects of purchase accounting adjustments on the operations of the Successor are not included in segment operations below, consistent with internal reports used by the CEO. These amounts are also included in the unallocated/corporate/other column. Other components of the statements of operations, which are classified below operating income, are also not allocated by segments. The Company does not account for or report assets, capital expenditures or depreciation and amortization by segment to the CEO.

The following are the relevant data for the period February 6, 2007 to March 31, 2007 (Successor), the period December 31, 2006 to February 5, 2007 (Predecessor) and thirteen weeks ended April 1, 2006 (Predecessor):

Successor Period February 6, 2007 to March 31, 2007	Retail	Wholesale	Unallocated/ Corporate/ Other	Balance per Consolidated Statements of Operations
Sales	$40,885	$48,732	$—	$89,617
Gross profit	28,260	22,698	(27,450)	23,508
Selling expenses	23,129	3,859	2,455	29,443
Operating margin	5,131	18,839	(41,727)	(17,757)
Other expense, net	—	—	(15,841)	(15,841)
Loss before benefit for income taxes	—	—	—	(33,598)

Predecessor Period December 31, 2006 to February 5, 2007	Retail	Wholesale	Unallocated/ Corporate/ Other	Balance per Consolidated Statements of Operations
Sales	$26,622	$26,760	$—	$53,382
Gross profit	15,922	12,907	—	28,829
Selling expenses	14,089	2,112	—	16,201
Operating margin	1,833	10,795	(13,828)	(1,200)
Other expense, net	—	—	(970)	(970)
Loss before provision for income taxes	—	—	—	(2,170)

Predecessor Thirteen weeks ended April 1, 2006	Retail	Wholesale	Unallocated/ Corporate/ Other	Balance per Consolidated Statements of Operations
Sales	$61,637	$72,277	$—	$133,914
Gross profit	38,759	33,219	—	71,978
Selling expenses	31,976	5,291	—	37,267
Operating margin	6,783	27,928	(15,464)	19,247
Other expense, net	—	—	(2,636)	(2,636)
Income before provision for income taxes	—	—	—	16,611

Revenues from the Company’s International operations were approximately $5,374 for the period February 6, 2007 to March 31, 2007, $2,021 for the period December 31, 2006 to February 5, 2007 and $5,753 for the thirteen weeks ended April 1, 2006. Long lived assets of the Company’s International operations were approximately $1,215 and $813 as of March 31, 2007 and April 1, 2006, respectively.

15.	FINANCIAL INFORMATION RELATED TO GUARANTOR SUBSIDIARIES

As discussed in Note 1, obligations under the senior notes are guaranteed on an unsecured senior basis and obligations under the senior subordinated notes are guaranteed on an unsecured senior subordinated basis by the Parent and 100% of the issuer’s existing and future domestic subsidiaries. The senior notes are fully and unconditionally guaranteed by all of our 100% owned U.S. subsidiaries (the “Guarantor Subsidiaries”) on a senior unsecured basis. These guarantees are joint and several obligations of the Guarantors. The foreign subsidiary does not guarantee these notes.

The following tables present condensed consolidating supplementary financial information for the issuer of the notes, the Parent, the issuer’s domestic guarantor subsidiaries and the non guarantor together with eliminations as of and for the periods indicated. The issuer’s parent company is also a guarantor of the notes. Parent was a newly formed entity with no assets, liabilities or operations prior to the completion of the Merger on February 6, 2007. Separate complete financial statements of the respective guarantors would not provide additional material information that would be useful in assessing the financial composition of the guarantors.

YANKEE HOLDING CORP.

CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2007

(in thousands)

	Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$4,315	$2,310	$1,880	$—	$8,505
Accounts receivable, net	—	38,411	391	6,475	—	45,277
Inventory	—	73,210	1,516	13,394	(3,278)	84,842
Prepaid expenses and other current assets	—	9,465	103	1,153	—	10,721
Deferred tax assets	—	8,185	(2)	—	—	8,183

TOTAL CURRENT ASSETS	—	133,586	4,318	22,902	(3,278)	157,528

PROPERTY, PLANT AND EQUIPMENT, NET	—	152,731	942	1,215	—	154,888
MARKETABLE SECURITIES	—	138	—	—	—	138
DEFERRED TAX ASSETS	—	—	—	—	—	—
GOODWILL	—	1,037,877	—	—	—	1,037,877
INTANGIBLE ASSETS	—	449,684	1,500	—	—	451,184
OTHER ASSETS	—	1,607	—	88	—	1,695
INVESTMENT IN SUBSIDIARIES	412,339	4,437	—	—	(416,776)	—

TOTAL ASSETS	$412,339	$1,780,060	$6,760	$24,205	$(420,054)	$1,803,310

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$24,490	$234	$1,129	$—	$25,853
Accrued payroll	—	11,219	129	279	—	11,627
Accrued interest	—	11,446	—	—	—	11,446
Accrued income taxes	—	—	—	—	—	—
Accrued purchases of property and equipment	—	3,918	—	—	—	3,918
Accrued sales tax	—	1,469	—	—	—	1,469
Other accrued liabilities	—	15,012	1,565	949	—	17,526
Current portion of long-term debt	—	6,500	—	—	—	6,500

TOTAL CURRENT LIABILITIES	—	74,054	1,928	2,357	—	78,339

DEFERRED COMPENSATION OBLIGATION	—	178	—	—	—	178
DEFERRED TAX LIABILITIES	—	100,878	—	—	—	100,878
LONG-TERM DEBT	—	1,203,500	—	—	—	1,203,500
DEFERRED RENT	—	9,034	—	—	—	9,034
INTERCOMPANY	958	(18,586)	4,900	24,486	(11,758)	—
STOCKHOLDERS’ EQUITY	411,381	411,002	(68)	(2,638)	(408,296)	411,381

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$412,339	$1,780,060	$6,760	$24,205	$(420,054)	$1,803,310

YANKEE HOLDING CORP. AND SUBSIDIARIES (AND PREDECESSOR)

PREDECESSOR

CONDENSED CONSOLIDATING BALANCE SHEET

December 30, 2006

(in thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,667	$2,362	$3,744	$—	$22,773
Accounts receivable, net	26,440	742	6,587	—	33,769
Inventory	52,633	1,475	8,527	(1,505)	61,130
Prepaid expenses and other current assets	8,040	87	524	—	8,651
Deferred tax assets	5,549	323	—	—	5,872

TOTAL CURRENT ASSETS	109,329	4,989	19,382	(1,505)	132,195

PROPERTY, PLANT AND EQUIPMENT, NET	138,653	938	1,012	—	140,603
MARKETABLE SECURITIES	2,021	—	—	—	2,021
DEFERRED TAX ASSETS	67,288	—	—	—	67,288
GOODWILL	11,756	2,096	—	—	13,852
INTANGIBLE ASSETS	15,041	1,179	—	—	16,220
OTHER ASSETS	652	—	91	—	743
INVESTMENT IN SUBSIDIARIES	8,716	—	—	(8,716)	—

TOTAL ASSETS	$353,456	$9,202	$20,485	$(10,221)	$372,922

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$24,166	$414	$1,472	$—	$26,052
Accrued payroll	19,253	268	281	—	19,802
Accrued interest	428	—	—	—	428
Accrued income taxes	27,286	(371)	(17)	(298)	26,600
Accrued purchases of property and equipment	3,515	—	—	—	3,515
Accrued sales tax	5,168	—	—	—	5,168
Other accrued liabilities	12,788	2,449	1,098	—	16,335

TOTAL CURRENT LIABILITIES	92,604	2,760	2,834	(298)	97,900

DEFERRED COMPENSATION OBLIGATION	2,213	—	—	—	2,213
LONG-TERM DEBT	140,000	—	—	—	140,000
DEFERRED RENT	17,244	—	—	—	17,244
INTERCOMPANY	(14,170)	2,718	11,305	147	—
STOCKHOLDERS’ EQUITY	115,565	3,724	6,346	(10,070)	115,565

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$353,456	$9,202	$20,485	$(10,221)	$372,922

YANKEE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Period February 6, 2007 to March 31, 2007

(in thousands)

	Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
Sales	$—	$88,336	$879	$4,752	$(4,350)	$89,617
Cost of sales	—	60,544	1,187	7,465	(3,087)	66,109

Gross profit	—	27,792	(308)	(2,713)	(1,263)	23,508

Selling expenses	—	27,662	547	1,234	—	29,443
General and administrative expenses	—	11,822	—	—	—	11,822

Loss from operations	—	(11,692)	(855)	(3,947)	(1,263)	(17,757)

Interest income	—	—	—	(12)	—	(12)
Interest expense	—	15,863	—	—	—	15,863
Other (income) expense	—	(18)	—	8	—	(10)

(Loss) income before (benefit) provision for income taxes	—	(27,537)	(855)	(3,943)	(1,263)	(33,598)

(Benefit) provision for income taxes	—	(10,735)	(367)	(1,183)	(581)	(12,866)

(Loss) income before equity earnings in subsidiaries	—	(16,802)	(488)	(2,760)	(682)	(20,732)

Equity in earnings of subsidiaries	(20,732)	(3,248)	—	—	23,980	—

Net (loss) income	$(20,732)	$(20,050)	$(488)	$(2,760)	$23,298	$(20,732)

YANKEE HOLDING CORP. AND SUBSIDIARIES (AND PREDECESSOR)

PREDECESSOR

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the prior December 31, 2006 to February 5, 2007

(in thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
Sales	$52,861	$555	$1,747	$(1,781)	$53,382
Cost of sales	23,935	385	1,473	(1,240)	24,553

Gross profit	28,926	170	274	(541)	28,829

Selling expenses	15,312	338	551	—	16,201
General and administrative expenses	13,828	—	—	—	13,828

Loss from operations	(214)	(168)	(277)	(541)	(1,200)

Interest income	—	—	(1)	—	(1)
Interest expense	986	—	—	—	986
Other (income) expense	(39)	—	24	—	(15)

Loss before benefit for income taxes	(1,161)	(168)	(300)	(541)	(2,170)

Benefit for income taxes	(144)	(21)	(90)	(85)	(340)

Loss before equity earnings in subsidiaries	(1,017)	(147)	(210)	(456)	(1,830)

Equity in earnings of subsidiaries	(357)	—	—	357	—

Net loss	$(1,374)	$(147)	$(210)	$(99)	$(1,830)

YANKEE HOLDING CORP. AND SUBSIDIARIES (AND PREDECESSOR)

PREDECESSOR

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Thirteen Weeks Ended April 1, 2006

(in thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
Sales	$130,617	$1,358	$4,875	$(2,936)	$133,914
Cost of sales	60,483	656	3,791	(2,994)	61,936

Gross profit	70,134	702	1,084	58	71,978

Selling expenses	34,939	971	1,357	—	37,267
General and administrative expenses	15,464	—	—	—	15,464

Income (loss) from operations	19,731	(269)	(273)	58	19,247

Interest income	—	—	(7)	—	(7)
Interest expense	2,786	—	2	—	2,788
Other (income) expense	(130)	—	(15)	—	(145)

Income (loss) before provision for income taxes	17,075	(269)	(253)	58	16,611

Provision (benefit) for income taxes	4,192	(66)	—	14	4,140

Income (loss) before equity in earnings of subsidiaries	12,883	(203)	(253)	44	12,471
Equity in earnings of subsidiaries	(456)	—	—	456	—

Net income (loss)	$12,427	$(203)	$(253)	$500	$12,471

YANKEE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Period February 6, 2007 to March 31, 2007

(in thousands)

	Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
CASH FLOWS (USED IN ) PROVIDED BY OPERATING ACTIVITIES:
Net income	$(20,732)	$(20,050)	$(488)	$(2,760)	$23,298	$(20,732)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	6,761	73	38	—	6,872
Unrealized loss on marketable securities	—	230	—	—	—	230
Stock based compensation expense	—	480	—	—	—	480
Deferred taxes	—	(10,080)	325	—	—	(9,755)
Non-cash charge related to increased inventory carrying value	—	23,234	559	3,189	—	26,982
Investments in marketable securities	—	(368)	—	—	—	(368)
Changes in assets and liabilities
Accounts receivable, net	—	(10,780)	192	(1,066)	—	(11,654)
Inventory	—	(3,492)	72	(2,270)	1,239	(4,451)
Prepaid expenses and other assets	—	(3,978)	(15)	(260)	—	(4,253)
Accounts payable	—	5,381	10	7	—	5,398
Accrued expenses and other liabilities	—	(17,301)	(463)	123	—	(17,641)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(20,732)	(29,963)	265	(2,999)	24,537	(28,892)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	—	(3,841)	—	(56)	—	(3,897)
Acquisition of the Company	—	(1,440,918)	(1,834)	(1,724)	—	(1,444,476)

NET CASH USED IN INVESTING ACTIVITIES	—	(1,444,759)	(1,834)	(1,780)	—	(1,448,373)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repayments of existing bank loan	—	(140,000)	—	—	—	(140,000)
Net proceeds from issuance of common stock	433,071	—	—	—	—	433,071
Borrowings under senior secured term loan facility	—	650,000	—	—	—	650,000
Deferred financing costs	—	(32,088)	—	—	—	(32,088)
Borrowings under senior secured revolving credit facility	—	35,000	—	—	—	35,000
Borrowings under senior notes and senior subordinated notes	—	525,000	—	—	—	525,000
Intercompanies	(412,339)	430,344	1,723	4,809	(24,537)	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	20,732	1,468,256	1,723	4,809	(24,537)	1,470,983

EFFECT EXCHANGE RATE CHANGES ON CASH	—	—	—	3	—	3

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	(6,466)	154	33	—	(6,279)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	10,781	2,156	1,847	—	14,784

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$4,315	$2,310	$1,880	$—	$8,505

YANKEE HOLDING CORP. AND SUBSIDIARIES (AND PREDECESSOR)

PREDECESSOR

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Period December 31, 2006 to February 5, 2007

(in thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES:
Net loss	$(1,374)	$(147)	$(210)	$(99)	$(1,830)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,608	46	19	—	2,673
Unrealized gain on marketable securities	(31)	—	—	—	(31)
Stock based compensation expense	8,638	—	—	—	8,638
Deferred taxes	(3,905)	—	—	—	(3,905)
Loss on disposal and impairments of property and equipment	14	—	—	—	14
Investments in marketable securities	(27)	—	—	—	(27)
Excess tax benefit from exercise of stock options	(4,317)	—	—	—	(4,317)
Changes in assets and liabilities
Accounts receivable, net	(1,190)	159	1,210	—	179
Inventory	(2,396)	152	(1,029)	534	(2,739)
Prepaid expenses and other assets	697	1	(362)	—	336
Accounts payable	(3,895)	(191)	(357)	—	(4,443)
Accrued expenses and other liabilities	(3,795)	(550)	(270)	—	(4,615)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(8,973)	(530)	(999)	435	(10,067)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(2,250)	—	(3)	—	(2,253)
Proceeds from the sale of property and equipment	3	—	—	—	3
Purchase of intangible assets	—	—	—	—	—
Cash paid for business acquisitions	—	—	—	—	—

NET CASH USED IN INVESTING ACTIVITIES	(2,247)	—	(3)	—	(2,250)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Excess tax benefit from exercise of stock options	4,317	—	—	—	4,317
Intercompany	1,017	325	(907)	(435)	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	5,334	325	(907)	(435)	4,317

EFFECT EXCHANGE RATE CHANGES ON CASH	—	—	11	—	11

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,886)	(205)	(1,898)	—	(7,989)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	16,667	2,361	3,745	—	22,773

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,781	$2,156	$1,847	$—	$14,784

YANKEE HOLDING CORP. AND SUBSIDIARIES (AND PREDECESSOR)

PREDECESSOR

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Thirteen Weeks Ended April 1, 2006

(in thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES:
Net income (loss)	$12,427	$(203)	$(253)	$500	$12,471
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,380	65	40	—	6,485
Unrealized gain on marketable securities	(56)	—	—	—	(56)
Stock based compensation expense	1,182	—	—	—	1,182
Deferred taxes	1,977	304	—	—	2,281
Loss on disposal and impairments of property and equipment	65	—	—	—	65
Investments in marketable securities	(386)	—	—	—	(386)
Excess tax benefit from exercise of stock options	(702)	—	—	—	(702)
Changes in assets and liabilities
Accounts receivable, net	(729)	52	364	—	(313)
Inventory	(7,063)	(130)	(234)	(82)	(7,509)
Prepaid expenses and other assets	(453)	(54)	(590)	—	(1,097)
Accounts payable	(6,197)	(14)	(37)	—	(6,248)
Accrued expenses and other liabilities	(35,813)	(901)	79	—	(36,635)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(29,368)	(881)	(631)	418	(30,462)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(5,328)	—	(32)	—	(5,360)
Proceeds from sale of property and equipment	7	—	—	—	7

NET CASH USED IN INVESTING ACTIVITIES	(5,321)	—	(32)	—	(5,353)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Net borrowings under bank credit agreements	30,000	—	—	—	30,000
Net proceeds from issuance of common stock	1,668	—	—	—	1,668
Excess tax benefit from exercise of stock options	702	—	—	—	702
Deferred financing costs	(135)	—	—	—	(135)
Intercompanies	(121)	445	94	(418)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	32,114	445	94	(418)	32,235

EFFECT EXCHANGE RATE CHANGES ON CASH	—	—	16	—	16

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,575)	(436)	(553)	—	(3,564)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,906	2,138	1,611	—	12,655

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,331	$1,702	$1,058	$—	$9,091

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to inventories, derivative financial instruments, restructuring costs, bad debts, intangible assets, income taxes, promotional allowances, sales returns, self-insurance, debt service and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about operating results and the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, involve its more significant estimates and judgments and are therefore particularly important to an understanding of our results of operations and financial position.

Acquisition of the Company

On February 6, 2007, Holdings acquired all of the outstanding capital stock of the Predecessor for approximately $1,413.5 million in cash. Holdings is owned by affiliates of MDP and certain members of our senior management. Parent and Merger Sub are corporations formed by Holdings in connection with the acquisition and, concurrently with the closing of the offering of the outstanding notes (described below) and the acquisition on February 6, 2007, the Merger Sub merged with and into The Yankee Candle Company, Inc., which was the surviving corporation and assumed the obligations of the Merger Sub under the notes and related indentures by operation of law. The acquisition of The Yankee Candle Company, Inc. was accounted for as a business combination using the purchase method of accounting, whereby the purchase price (including liabilities assumed) was preliminarily allocated to the assets acquired based on their estimated fair market values at the date of acquisition and the excess of the total purchase price over the fair value of the Company’s net assets was allocated to goodwill. The purchase price paid by Holdings to acquire the Company and related preliminary purchase accounting adjustments were “pushed down” and recorded in Yankee Holding Corp.’s and its subsidiaries’ financial statements and resulted in a new basis of accounting for the “successor” period beginning on the day the acquisition was completed. As a result, the purchase price and related costs were preliminarily allocated to the estimated fair values of the assets acquired and liabilities assumed at the time of the acquisition based on management’s best estimates, which were based in part on the work of valuation specialists engaged to perform valuations of certain of the tangible and intangible assets acquired.

Sales/receivables

We sell our products both directly to retail customers and through wholesale channels. Merchandise sales are recognized upon transfer of ownership, including passage of title to the customer and transfer of the risk of loss related to those goods. In our wholesale segment, products are shipped Free On Board shipping point; however revenue is recognized at the time the product is received by the customer due to our practice of absorbing risk of loss in the event of damaged or lost shipments. In our retail segment, transfer of title takes place at the point of sale (i.e., at our retail stores). There are no situations, either in our wholesale or retail segments, where legal risk of loss does not transfer immediately upon receipt by our customers. Although we do not provide a contractual right of return, in the course of arriving at practical business solutions to various claims, we have allowed sales returns and allowances. In these situations, customer claims for credit or return due to damage, defect, shortage or other reason must be pre-approved by us before credit is issued or such product is accepted for return. Such returns have not precluded sales recognition because we have a long history with such returns, which we use in constructing a reserve. This reserve, however, is subject to change. In our wholesale segment, we have included a reserve in our financial statements representing our estimated obligation related to promotional marketing activities. In addition to returns, we bear credit risk relative to our wholesale customers. We have provided a reserve for bad debts in our financial statements based on our estimates of the creditworthiness of our customers. However, this reserve is also subject to change. Changes in these reserves could affect our operating results.

Other income statement accounts

Included within Cost of Sales on our Condensed Consolidated Statements of Operations are the cost of the merchandise we sell through our Retail and Wholesale segments, inbound and outbound freight costs, the operational costs of our distribution facilities (which include receiving costs, inspection and warehousing costs and salaries) and expenses incurred by the Company’s merchandising and buying operations.

Included within Selling Expenses are costs directly related to both Wholesale and Retail operations and primarily consist of payroll, occupancy, advertising and other operating costs, as well as pre-opening costs, which are expensed as incurred.

Included within General and Administrative Expenses are costs associated with corporate overhead departments, including senior management, accounting, information systems, management incentive programs including stock based compensation and bonus and costs that are not readily allocable to either the retail or wholesale segments.

Inventory

We write down our inventory for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value, based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Prior to the Merger we valued our inventory at the lower of cost or fair market value on a last-in first-out (“LIFO”) basis. At February 6, 2007, as a result of purchase accounting, inventories were revalued by approximately $43,452 to estimated fair value. Since the Merger on February 6, 2007, we have valued our inventory at the lower of cost or market on a first-in first-out (“FIFO”) basis. Fluctuations in inventory levels along with the cost of raw materials could impact the carrying value of our inventory. Changes in the carrying value of inventory could affect our operating results.

Derivative instruments

In accordance with SFAS No. 133, as amended, the Company had designated certain derivative arrangements entered into on February 14, 2007 as cash flow hedges and recognizes the fair value of the instruments on the consolidated balance sheet. Gains and losses related to a hedge and that result from changes in the fair value of the hedge are either recognized in income immediately to offset the gain or loss on the hedged item, or the effective portion is deferred and reported as a component of other comprehensive income (loss) in stockholders’ equity and subsequently recognized in income when the hedged item affects earnings. To record this swap as of March 31, 2007 the Company recorded the fair value of the derivative liability of $2,394 in accrued liabilities, offset by $1,457 and $937 in other comprehensive income and deferred taxes, respectively.

Taxes

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, or FIN 48, effective December 31, 2006. FIN 48 clarifies whether or not to recognize assets or liabilities for tax positions taken that may be challenged by a taxing authority. As a result of the implementation of FIN 48, the Company recognized a $224 increase in the liability for unrecognized tax benefits, which was accounted for as a decrease to retained earnings. As of December 30, 2006, the Company had $1,389 of unrecognized tax benefits, of which the entire amount would reduce income tax expense if recognized.

We have significant deferred tax liabilities recorded on our financial statements, which are attributable to the effect of purchase accounting adjustments recorded as a result of the Merger.

Value of long-lived assets, including intangibles

Long-lived assets on our balance sheet consist primarily of property, plant and equipment, customer list, tradename and goodwill. We periodically review the carrying value of all of these assets. We undertake this review when facts and circumstances suggest that cash flows emanating from those assets may be diminished, and at least annually in the case of tradename and goodwill. Any impairment charge that we record reduces our earnings. While we believe that our future estimates are reasonable, different assumptions regarding items such as future cash flows and the volatility inherent in markets which we serve could affect our evaluations and result in impairment charges against the carrying value of those assets.

Equity-based compensation

Effective as of the beginning of the first quarter of fiscal 2006, we adopted SFAS No. 123(R) “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) is a revision of SFAS No. 123, as amended, “Accounting for Stock-Based Compensation” (“SFAS 123”), and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123(R) eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS 123 and requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for all share-based payment transactions with employees. We adopted SFAS 123(R) using a modified prospective application, as permitted under SFAS 123(R). Accordingly, prior period amounts have not been restated. Under this application, we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

Equity–based compensation charges amounted to $480 for the period February 6, 2007 to March 31, 2007, $8,638 for the period December 31, 2006 to February 5, 2007 and $1,182 for the thirteen weeks ended April 1, 2006.

The fair value of the stock options granted was estimated on the date of grant using a Black-Scholes option valuation model. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant which most closely correlates with the expected life of the options. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the historical exercise behavior of employees. Expected volatility was based on a combination of implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock and other factors. Expected dividend yield was based on the Company’s dividend policy at the time the options were granted.

Since the Company is no longer publicly traded, the Company based its estimate of expected volatility on the average historical volatility of group of six comparable companies. The historical volatilities of the comparable companies were measured over a 5-year historical period. The Company’s historical volatility prior to the acquisition was also considered in the estimate of expected volatility. The expected term of the Class B Units granted represents the period of time that the Units are expected to be outstanding and is assumed to be 5 years. The Company is not expected to pay dividends, and accordingly, the dividend yield is zero. The risk free interest rate for a period commensurate with the expected term was based on the U.S. Treasury yield curve in effect at the time of issuance.

Self-insurance

We are self-insured for certain losses related to health insurance and worker’s compensation, although we maintain stop-loss coverage with third-party insurers to limit our liability exposure. Liabilities associated with these losses are estimated in part by considering historical claims experience, industry factors, severity factors and other actuarial assumptions.

Impact of Merger and Transactions

The Transactions have been accounted for as a purchase in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations”, whereby the purchase price paid to effect the Transactions was preliminarily allocated to acquired assets and liabilities at fair value. The Transactions and the preliminary allocation of the purchase price have been recorded as of February 6, 2007.

Independent third-party appraisers were engaged to assist management to determine the value certain tangible and intangible assets as well as liabilities acquired. As of March 31, 2007, the Company has recorded preliminary purchase accounting adjustments to increase the carrying value of property and equipment and inventory, to establish intangible assets for tradenames, customer lists and favorable lease commitments and to revalue the Company’s long-term deferred rent obligation, among other things.

Allocation of the purchase price for the acquisition of the Company was based on estimates of the fair value of net assets acquired. The purchase price allocation is subject to finalization of the assessment of the fair value of property, plant and equipment, intangible assets, operating leases, transaction costs and deferred income taxes. The purchase price has been preliminarily allocated as follows (in thousands):

Cash consideration purchase price:
Paid to shareholders	$1,413,527
Transaction costs	30,949

1,444,476

Net assets acquired:
Inventory	107,357
Property and equipment	154,995
Trade receivables	33,614
Other assets	14,790
Record intangible assets acquired:
Tradename	354,800
Customer lists	64,700
Favorable lease agreements	2,330
Unfavorable lease agreements	(8,652)
Current liabilities assumed	(136,640)
Tax impact of purchase accounting adjustments	(180,695)

Net assets acquired at fair value	406,599

Goodwill at acquisition date	$1,037,877

Goodwill is not deductible for tax purposes. The assignment of goodwill to reportable segments has not been completed as of March 31, 2007.

In connection with the Transactions, the Company incurred significant additional indebtedness, including $650.0 million on the Senior Secured Term Loan Facility, $325.0 million of senior notes and $200.0 million of senior subordinated notes, which will increase the Company’s interest expense. In addition, amortization expense will increase significantly due to increases in the amortizable intangible assets acquired in the Merger.

PERFORMANCE MEASURES

We measure the performance of our retail and wholesale segments through a segment margin calculation, which specifically identifies not only gross profit on the sales of products through the two channels but also costs and expenses specifically related to each segment.

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

We have experienced, and may experience in the future, fluctuations in our quarterly operating results. There are numerous factors that can contribute to these fluctuations; however, the principal factors are seasonality, new store openings and the addition of new wholesale accounts.

Seasonality. We have historically realized higher revenues and operating income in our fourth quarter, particularly in our retail business. We believe that this has been due to increased sales in the giftware industry during the holiday season of the fourth quarter.

New Store Openings. The timing of our new store openings may also have an impact on our quarterly results. First, we incur certain one-time expenses related to opening each new store. These expenses, which consist primarily of occupancy, salaries, supplies and marketing costs, are expensed as incurred. Second, most store expenses vary proportionately with sales, but there is a fixed cost component. This typically results in lower store profitability when a new store opens because new stores generally have lower sales than mature stores. Due to both of these factors, during periods when new store openings as a percentage of the base are higher, operating profit may decline in dollars and/or as a percentage of sales. As the overall store base matures, the fixed cost component of selling expenses is spread over an increased level of sales, assuming sales increase as stores age, resulting in a decrease in selling and other expenses as a percentage of sales.

New Wholesale Accounts. The timing of new wholesale accounts may have an impact on our quarterly results due to the size of initial opening orders and promotional programs associated with the roll-out of orders.

RESULTS OF OPERATIONS

Overview

We are the largest designer, manufacturer and distributor of premium scented candles in the U.S. based on annual sales. We have a 37–year history of offering our distinctive products and marketing them as affordable luxuries and consumable gifts. We offer a wide variety of jar candles, Samplers® votive candles, Tarts® wax potpourri, pillars and other candle products, the vast majority of which are marketed under the Yankee Candle® brand. We also sell a wide range of other home fragrance products, including Yankee Candle ® branded electric home fragrancers, potpourri, scented oils, reed diffusers, room sprays, Yankee Candle Car Jars® auto air fresheners, and candle related home décor accessories. We operate a vertically integrated business model with approximately 71% of our 2006 sales generated by products we manufactured at our Whately, Massachusetts facility.

Our multi-channel distribution strategy enables us to offer Yankee Candle® products through a wide variety of locations and venues. We sell our products through an extensive and growing wholesale customer network in North America and through our growing retail store base located primarily in malls. As of March 31, 2007, we had 426 Company-owned and operated stores, including Illuminations stores, and approximately 18,900 wholesale locations, including our European operations. In addition, we own and operate a 90,000 square foot flagship store in South Deerfield, Massachusetts and a 42,000 square foot flagship store in Williamsburg, Virginia. We also sell our products directly to consumers through our catalogs and our Internet web sites at www.yankeecandle.com, www.illuminations.com and www.aromanaturals.com. Outside North America, we sell our products through international distributors and to an international wholesale customer network through our distribution center located in Bristol, England. As a result of acquisitions in recent years, our operations also include (i) our Illuminations division, a designer and marketer of premium scented candles, candle accessories and other home décor products under the Illuminations brand, pursuant to which we operate 17 Illuminations retail stores (as of March 31, 2007) in California, Arizona and Washington, (ii) our GBI Marketing fundraising division and (iii) our wholly owned subsidiary, Aroma Naturals, Inc., a specialized line of wellness candles and aromatherapy products.

Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. Our revenue and earnings are typically greater during our fiscal fourth quarter, which includes the majority of the holiday selling season.

In accordance with generally accepted accounting principles, we have separated our historical financial results for the Predecessor and Successor. The separate presentation is required under generally accepted accounting principles when there is a change in accounting basis, which occurred when purchase accounting was applied to the acquisition of the Predecessor. Purchase accounting requires that the historical carrying value of assets acquired and liabilities assumed be adjusted to fair value, which may yield results that are not comparable on a period-to-period basis due to the different, and sometimes higher, cost basis associated with the allocation of the purchase price. In addition, due to financial transactions completed in connection with the Merger, we experienced other changes in our results of operations for the period following the Merger. There have been no material changes to the operations or customer relationships of our business as a result of the acquisition of the Predecessor.

In evaluating our results of operations and financial performance, our management has used combined results for the thirteen weeks ended March 31, 2007 as a single measurement period. Due to the Transactions, we believe that comparisons between the thirteen weeks ended April 1, 2006 and either the Predecessor’s results for the period December 31, 2006 to February 5, 2007 or the Successor’s results for the period February 6, 2007 to March 31, 2007 may impede the ability of users of our financial information to understand our operating and cash flow performance.

Consequently, to enhance an analysis of operating results and cash flows, we have presented our operating results and cash flows on a combined basis for the thirteen weeks ended March 31, 2007. This combined presentation for the thirteen weeks ended March 31, 2007 simply represents the mathematical addition of the pre-Merger results of operations of the Predecessor for the period December 31, 2006 to February 5, 2007 and the results of operations for the Successor for the period from February 6, 2007 to March 31, 2007. We believe the combined presentation provides relevant information for investors. These combined results, however are not intended to represent what our operating results would have been had the Transactions occurred at the beginning of the period. A reconciliation showing the mathematical combination of our operating results for such periods is included below under “Results of Operations.”

In the following discussion, comparisons are made between the thirteen week periods ended March 31, 2007 and April 1, 2006, notwithstanding the presentation in our condensed consolidated statements of operations for the first quarter of fiscal 2007 which is comprised of the period from December 31, 2006 to February 5, 2007 (Predecessor) and the period from February 6, 2007 to March 31, 2007 (Successor). We do not believe a discussion of the various periods presented for the first quarter of fiscal 2007 in the condensed consolidated statements of operations would be meaningful and, accordingly, we have prepared the discussion of our results of operations by comparing the first quarter of fiscal 2007 to the first quarter of fiscal 2006 without regard to the differentiation between the period from December 31, 2006 to February 5, 2007 (Predecessor) and the period from February 6, 2007 to March 31, 2007 (Successor).

The following table reconciles the thirteen weeks ended March 31, 2007 condensed consolidated statements of operations with the discussion of the results of operations that follows:

	Successor Period February 6, 2007 to March 31, 2007	Predecessor Period December 31, 2006 to February 5, 2007	Non-GAAP Combined Thirteen Weeks Ended March 31, 2007
Sales	$89,617	$53,382	$142,999
Cost of sales	66,109	24,553	90,662

Gross profit	23,508	28,829	52,337
Selling expenses	29,443	16,201	45,644
General and administrative expenses	11,822	13,828	25,650

Loss from operations	(17,757)	(1,200)	(18,957)
Interest income	(12)	(1)	(13)
Interest expense	15,863	986	16,849
Other expense (income)	(10)	(15)	(25)

Loss before (benefit) provision for income taxes	(33,598)	(2,170)	(35,768)
(Benefit) provision for income taxes	(12,866)	(340)	(13,206)

Net loss	$(20,732)	$(1,830)	$(22,562)

In addition, the following table sets forth the various components of our condensed consolidated statements of operations, expressed as a percentage of sales, for the periods indicated that are used in connection with the discussion herein.

	Non-GAAP Combined Thirteen Weeks Ended March 31, 2007	Thirteen Weeks Ended April 1, 2006
Statements of Operations Data:
Sales:
Wholesale	47.2%	46.0%
Retail	52.8%	54.0%

Total net sales	100.0%	100.0%
Cost of sales	63.4%	46.3%

Gross profit	36.6%	53.7%
Selling expenses	31.9%	27.8%
General and administrative expenses	17.9%	11.5%

(Loss) income from operations	(13.2)%	14.4%

Net other expense	11.8%	2.0%

(Loss) income before(benefit) provision for income taxes	(25.0)%	12.4%
(Benefit) provision for income taxes	(9.2)%	3.1%

Net (loss) income	(15.8)%	9.3%

Combined Thirteen weeks ended March 31, 2007 versus the Thirteen weeks ended April 1, 2006

SALES

Sales increased 6.8% to $143.0 million for the combined thirteen weeks ended March 31, 2007 from $133.9 million for the thirteen weeks ended April 1, 2006.

Retail Sales

Retail sales increased 9.5% to $67.5 million for the combined thirteen weeks ended March 31, 2007 from $61.6 million for the thirteen weeks ended April 1, 2006. The increase in retail sales was achieved primarily through increased sales attributable to stores opened and acquired in 2006 that have not entered the comparable store base (which in 2006 were open for less than a full year), including Illuminations stores, of approximately $5.2 million, an increase in our catalog and Internet sales of approximately $0.4 million, the addition of six new stores opened in 2007 which increased sales by approximately $0.2 million and increased comparable store sales of $0.1 million.

Comparable store and catalog and Internet sales for the combined thirteen weeks ended March 31, 2007 increased 0.7% compared to the thirteen weeks ended April 1, 2006. Retail comparable store sales for the combined thirteen weeks ended March 31, 2007 increased 0.2% compared to the thirteen weeks ended April 1, 2006 in 2006. Comparable store sales represent a comparison of sales during the corresponding fiscal periods on stores in our comparable stores sales base. A store first enters our comparable store sales base in the fourteenth fiscal month of operation. There were 376 stores included in the comparable store base as of March 31, 2007, and 42 of these stores were included for less than a full year. There were 426 retail stores open as of March 31, 2007 compared to 381 retail stores open as of April 1, 2006 and 420 retail stores open as of December 30, 2006. Permanently closed stores are excluded from the comparable store calculation beginning in the month in which the store closes.

Wholesale Sales

Wholesale sales, including European operations, increased 4.4% to $75.5 million for the combined thirteen weeks ended March 31, 2007 from $72.3 million for the thirteen weeks ended April 1, 2006. The increase in wholesale sales was achieved primarily from increased sales to wholesale locations opened during the last 12 months of approximately $4.4 million, increased sales in our European operations of approximately $1.6 million, sales derived from new product ventures of $0.5 million, sales from our Aroma Naturals subsidiary of $0.1 million, offset in part by decreased sales to wholesale locations in operation prior to April 1, 2006 of approximately $2.4 million and decreased sales in our GBI fundraising division of approximately $1.0 million.

GROSS PROFIT

Gross profit is sales less cost of sales. Included within cost of sales are the cost of the merchandise we sell through our retail and wholesale segments, inbound and outbound freight costs, the operational costs of our distribution facilities, which include receiving costs, inspection and warehousing costs, and salaries and expenses incurred by the Company’s buying and merchandising operations.

Gross profit decreased 27.3% to $52.3 million for the combined thirteen weeks ended March 31, 2007 from $72.0 million for the thirteen weeks ended April 1, 2006. As a percentage of sales, gross profit decreased to 36.6% for the combined thirteen weeks ended March 31, 2007 from 53.7% for the thirteen weeks ended April 1, 2006. The effect of purchase accounting adjustments primarily related to the amortization of the increased carrying value of inventory recorded during the period February 6, 2007 to March 31, 2007 decreased gross profit by approximately $27.5 million, or 19.2% of sales for the combined thirteen weeks ended March 31, 2007.

Retail Gross Profit

Retail gross profit dollars decreased 27.5% to $28.1 million for the combined thirteen weeks ended March 31, 2007 from $38.8 million for the thirteen weeks ended April 1, 2006. The decrease in gross profit dollars was primarily due to the effect of purchase accounting adjustments of approximately $16.1 million and increased promotional activity of $0.4 million, partially offset by sales increases in retail operations primarily due to the impact of price increases initiated on selected products during the third quarter of fiscal 2006 which contributed approximately $2.5 million, decreased costs in supply chain operations of approximately $2.0 million and the acquisition of Illuminations in 2006 which contributed approximately $1.3 million. As a percentage of sales, retail gross profit decreased to 41.7% for the combined thirteen weeks ended March 31, 2007 from 62.9% for the thirteen weeks ended April 1, 2006. The decrease in retail gross profit rate was primarily the result of the effect of purchase accounting adjustments of approximately 23.8% and the acquisition of Illuminations in 2006 of 1.7%, offset in part by increased productivity in supply chain operations of 1.7%, an increase in retail sales driven by the price increase initiated on selected products during the third quarter of fiscal 2006 of approximately 1.2%, decreased marketing and promotional activity of 0.7% and improvement in the merchandise rate and mix of 0.6%.

Wholesale Gross Profit

Wholesale gross profit dollars decreased 27.1% to $24.2 million for the combined thirteen weeks ended March 31, 2007 from $33.2 million for the thirteen weeks ended April 1, 2006. The decrease in wholesale gross profit dollars was primarily attributable to the effect of purchase accounting adjustments of $11.4 million and to a lesser extent increased promotional spending as a result of a change in customer mix of $0.5 million. These decreases were partially offset by the impact of the $3.9 benefit of price increases initiated on selected products during the third quarter of fiscal 2006. As a percentage of sales, wholesale gross profit decreased to 32.1% for the combined thirteen weeks ended March 31, 2007 from 46.0% for the thirteen weeks ended April 1, 2006. The decrease in wholesale gross profit rate was primarily the result of the effect of purchase accounting adjustments of approximately 15.1%, an adverse change in our wholesale merchandise rate and mix of 1.3%, increased marketing and promotional activity of 0.6%, offset in part by a 3.0% increase attributable to the price increase initiated on selected products during the third quarter of fiscal 2006 and increased productivity in supply chain operations of approximately 0.1%.

SELLING EXPENSES

Selling expenses increased 22.5% to $45.6 million for the combined thirteen weeks ended March 31, 2007 from $37.3 million for the thirteen weeks ended April 1, 2006. These expenses are related to both wholesale and retail operations and consist of payroll, occupancy, advertising and other operating costs, as well as preopening costs, which are expensed as incurred. In addition, the effect of purchase accounting adjustments of approximately $2.5 million are included in selling expense for the combined thirteen weeks ended March 31, 2007. As a percentage of sales, selling expenses were 31.9% and 27.8% for the combined thirteen weeks ended March 31, 2007 and April 1, 2006, respectively.

Retail Selling Expenses

Retail selling expenses increased 18.8% to $38.0 million for the combined thirteen weeks ended March 31, 2007 from $32.0 million for the thirteen weeks ended April 1, 2006. These expenses relate to payroll, occupancy, advertising and other store operating costs, as well as pre-opening costs, which are expensed as incurred. As a percentage of retail sales, retail selling expenses were 56.3% and 51.9% for the thirteen weeks ended March 31, 2007 and April 1, 2006, respectively. The increase in retail selling expenses in dollars was primarily related to selling expenses incurred in our Illuminations stores of $3.5 million, seven new retail stores opened in 2007 and the 28 new retail stores opened in 2006 which together contributed approximately $1.8 million and the effect of purchase accounting adjustments of approximately $0.7 million. The increase in selling expense rate was primarily due to the Illuminations stores of 2.3%, the effect of purchase accounting adjustments of 1.2%, selling expenses of our two most recent store classes of 0.6% and additional marketing spending of 0.3%.

Wholesale Selling Expenses

Wholesale selling expenses increased 44.9% to $7.7 million for the combined thirteen weeks ended March 31, 2007 from $5.3 million for the thirteen weeks ended April 1, 2006. These expenses relate to payroll, advertising and other operating costs. As a percentage of wholesale sales, wholesale selling expenses were 10.2% and 7.3% for the combined thirteen weeks ended March 31, 2007 and April 1, 2006, respectively. The increase in wholesale selling expenses in dollars was primarily the result of the effect of purchase accounting adjustments of $1.7 million, $0.4 million of increased selling expenses related to our European operations, and $0.2 million primarily due to increased marketing costs in our domestic wholesale operations. The increase in wholesale selling expense as a percentage of wholesale sales was primarily attributable to the effect of purchase accounting adjustments of 2.3% and to a lesser extent increased selling expenses related to our European operations of 0.4%.

SEGMENT PROFITABILITY

Segment profitability is sales less cost of sales and selling expenses.

Retail Operations

Segment profitability for our retail operations was a loss of approximately $9.9 million or 14.6% of retail sales for the combined thirteen weeks ended March 31, 2007 compared to a profit of $6.8 million or 11.0% of retail sales for the thirteen weeks ended April 1, 2006. The decrease in retail segment profitability in dollars was primarily due to the effect of purchase accounting adjustments of $16.8 million, our Illuminations stores acquired in the third quarter of fiscal 2006 of $2.1 million, the selling expense of the seven new retail stores opened in 2007 and the 28 new retail stores opened in 2006 of approximately $1.8 million and increased promotional activity of $0.4 million, offset in part by sales increases in retail operations primarily due to the impact of price increases initiated on selected products during the third quarter of fiscal 2006 which contributed approximately $2.5 million and decreased costs in supply chain operations of approximately $2.0 million. The decrease in retail segment profit rate was primarily due to the effect of purchase accounting adjustments of 25.0%, our Illuminations stores acquired in the third quarter of fiscal 2006 of 3.9%, the selling expense of the seven new retail stores opened in 2007 and the 28 new retail stores opened in 2006 of approximately 0.6%, additional marketing spending of 0.3%, offset in part by decreased costs in supply chain operations of approximately 1.7%, sales increases in retail operations primarily due to the impact of price increases initiated on selected products during the third quarter of fiscal 2006 which contributed approximately 1.2%, decreased marketing and promotional activity of 0.7% and improvement in the merchandise rate and mix of 0.6%.

Wholesale Operations

Segment profitability for our wholesale operations, including Europe, was approximately $16.6 million or 21.9% of wholesale sales for the combined thirteen weeks ended March 31, 2007 compared to $27.9 million or 38.6% of wholesale sales for the thirteen weeks ended April 1, 2006. The decrease in wholesale segment profitability in dollars was primarily attributable to the effect of purchase accounting adjustments of approximately $13.0 million, increased costs in our supply chain operations of approximately $1.0 million, an increase selling expenses of $0.7 million and the impact of increased promotional activity of $0.5 million, partially offset by increased sales in our wholesale channel driven primarily by price increases initiated on selected products during the third quarter of fiscal 2006 which contributed approximately $3.9 million. The decrease in wholesale segment profit rate was primarily the result of the effect of purchase accounting adjustments of 17.3%, an adverse change in our wholesale merchandise rate and mix of 1.3%, increased marketing and promotional activity of 0.6%, and increased selling expenses of 0.6%, offset in part by a 3.0% increase attributable to increased sales primarily driven by the price increase initiated on selected products during the third quarter of fiscal 2006 and increased productivity in supply chain operations of approximately 0.1%.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses, which consist primarily of personnel-related costs including senior management, accounting, information systems, management incentive programs and costs that are not readily allocable to either the retail or wholesale operations, increased 65.9% to $25.6 million for the combined thirteen weeks ended March 31, 2007 from $15.5 million for the thirteen weeks ended April 1, 2006. As a percentage of sales, general and administrative expenses were 17.9% and 11.5% for the thirteen weeks ended March 31, 2007 and April 1, 2006, respectively. The increase in general and administrative expense in dollars was primarily attributable to an increase in stock-based compensation expense of $7.9 million as a result of the accelerated vesting associated with stock options, restricted and performance shares that resulted from the Merger, costs incurred with the Merger of $1.9 million and increased medical insurance costs of $0.3 million. The increase in general and administrative expense as a percentage of sales for the combined thirteen weeks ended March 31, 2007 was primarily due to the increase in stock compensation expense and costs incurred with the Merger.

NET OTHER EXPENSE

Net other expense was $16.8 million for the combined thirteen weeks ended March 31, 2007 compared to $2.6 million for the thirteen weeks ended April 1, 2006. The primary component of this expense was interest expense, which was $16.2 million and $2.7 million for the thirteen weeks ended March 31, 2007 and April 1, 2006, respectively. The increase in interest expense was primarily due to an increase in our average daily debt outstanding during the period primarily due to borrowings associated with the Merger of $1,175,000 and subsequent drawings on the senior secured revolving credit facility of $35,000 and increased borrowing rates as a result of an increase in bank lending rates associated with the new debt. Amortization of deferred financing costs were $644 and $42 for the thirteen weeks ended March 31, 2007 and April 1, 2006 due to financing costs of $32,088 incurred with the new debt.

PROVISION FOR INCOME TAXES

The income tax benefit for the combined thirteen weeks ended March 31, 2007 was $13.2 million compared to a tax provision of $4.1 million for the thirteen weeks ended April 1, 2006. The effective tax rates for the thirteen weeks ended March 31, 2007 and April 1, 2006 were 36.9% and 24.9%. The increase in the effective tax rate for the combined thirteen weeks ended March 31, 2007 was primarily due to the recognition of a one-time benefit of $2,338 associated with the closure of an IRS audit for prior years recorded during the first quarter ended April 1, 2006. The benefit was primarily due to favorable audit adjustments associated with sales to our International subsidiary. As a result of this benefit, our effective tax rate for the quarter ended April 1, 2006 was 24.9%. Excluding this benefit, our effective tax rate in the first quarter of fiscal 2006 would have been 39.0%.

LIQUIDITY AND CAPITAL RESOURCES

In connection with the Transactions, the Company had significant cash outlays during the thirteen week period ended March 31, 2007 and significantly increased its level of debt upon entering into the $650,000 senior secured term loan facility and issuance of the $325,000 8.50% senior notes and the $200,000 9.75% senior subordinated notes. As of December 31, 2006 the Company had outstanding debt of $140,000. Cash outlays for the payment of interest are significantly higher in the current fiscal year compared to last year as a result of the significant increase in indebtedness.

The senior notes mature on February 15, 2015 and the senior subordinated notes mature on February 15, 2017. The senior notes due 2015 bear interest at a per annum rate equal to 8.50%. Interest is paid every six months on February 15 and August 15, beginning on August 15, 2007. The senior subordinated notes due 2017 bear interest at a per annum rate equal to 9.75%. Interest is paid every six months on February 15 and August 15, beginning on August 15, 2007.

Obligations under the senior notes are guaranteed on an unsecured senior basis and the senior subordinated notes are guaranteed on an unsecured senior subordinated basis, by Parent and the Company’s existing and future domestic subsidiaries. If the Company cannot make any payment on either or both series of notes, the guarantors must make the payment instead.

In the event of certain change in control events specified in the indentures governing the notes, the Company must offer to repurchase all or a portion of the notes at 101% of the principal amount of the exchange notes on the date of purchase, plus any accrued and unpaid interest to the date of repurchase.

The Company’s new senior secured credit facility (the “Credit Facility”) consists of a $650,000 7–year senior term loan facility and a 6–year $125,000 senior secured revolving credit facility. All borrowings under the Credit Facility bear interest at a rate per annum equal to an applicable margin, plus, at the Company’s option, (i) the higher of (x) the prime rate (as set forth on the British Banking Association Telerate Page 5) and (y) the federal funds effective rate, plus one-half percent (0.50%) per annum or (ii) the Eurodollar rate, and resets periodically. In addition to paying interest on outstanding principal under the senior secured credit facility, the Company is required to pay a commitment fee to the lenders in respect of unutilized loan commitments at a rate of 0.50% per annum.

All obligations under the Credit Facility are guaranteed by the Parent and each of the Company’s present and future, direct and indirect, wholly–owned domestic restricted subsidiaries. In addition, the senior secured credit facility is secured by first priority perfected liens on all of the Company’s capital stock and substantially all of the Company’s existing and future material assets and the existing and future material assets of the Company’s guarantors, except that only up to 66% of the voting capital stock of the first tier foreign subsidiaries and 100% of the non–voting capital stock of such foreign subsidiaries will be pledged in favor of the senior secured credit facility and each of the guarantor’s assets.

The senior secured term loan facility matures on February 6, 2014 and the senior secured revolving credit facility matures on February 6, 2013.

The Credit Facility permits all or any portion of the loans outstanding to be prepaid at any time and commitments to be terminated in whole or in part at our option without premium or penalty. The Company is required to repay amounts borrowed under the senior secured term loan facility in equal quarterly installments in an aggregate annual amount equal to one percent (1.0%) of the original principal amount of the senior secured term loan facility with the balance being payable on the maturity date of the senior secured term loan facility.

Subject to certain exceptions, the Credit Facility requires that 100% of the net proceeds from certain asset sales, casualty insurance, condemnations and debt issuances, and 50% (subject to step downs) from excess cash flow for each fiscal year must be used to pay down outstanding borrowings.

The Credit Facility and related agreements contain customary financial and other covenants, including, but not limited to, maximum consolidated total secured leverage (net of certain cash and cash equivalents) and certain other limitations on the Company and certain of the Company’s restricted subsidiaries’, as defined in the Credit Facility, ability to incur additional debt, guarantee other obligations, grant liens on assets, make investments or acquisitions, dispose of assets, make optional payments or modifications of other debt instruments, pay dividends or other payments on capital stock, engage in mergers or consolidations, enter into sale and leaseback transactions, enter into arrangements that restrict the Company’s ability to pay dividends or grant liens and engage in transactions with affiliates. The Credit Facility requires that the Company maintain at the end of each fiscal quarter, commencing with the quarter ended June 30, 2007, a consolidated total secured debt (net of certain cash and cash equivalents) to consolidated EBITDA (as defined in the Credit Facility) ratio of no more than 4.75 to 1.00.

The Company funds its operations through a combination of internally generated cash from operations and from borrowings under the Credit Facility. The Company’s primary uses of cash are working capital requirements, new store expenditures, new store inventory purchases and debt service requirements. The Company anticipates that cash generated from operations together with amounts available under the Credit Facility will be sufficient to meet its future working capital requirements, new store expenditures, new store inventory purchases and debt service obligations as they become due. However, the Company’s ability to fund future operating expenses and capital expenditures and its ability to make scheduled payments of interest on, to pay principal on or refinance indebtedness and to satisfy any other present or future debt obligations will depend on future operating performance which will be affected by general economic, financial and other factors beyond the Company’s control.

As a result of the Transactions, the cash flow results for the thirteen week period ended March 31, 2007 have been separately presented in the condensed consolidated statements of cash flows split between the “Predecessor”, covering the period December 31, 2006 to February 5, 2007 and the “Successor” covering the period February 6, 2007 to March 31, 2007. The comparable period results for the prior year are presented under “Predecessor.” For comparative purposes, the Company combined the two periods from December 31, 2006 through March 31, 2007 in its discussion below. This combination is not a GAAP presentation. However, the Company believes this combination is useful to provide the reader a more accurate comparison and is provided to enhance the reader’s understanding of cash flows for the periods presented.

Cash and cash equivalents as of March 31, 2007 of $8,505 decreased by $14,268 compared to $22,773 as of December 30, 2006. This decrease was due to cash used in operating activities of $34,642, net of the excess tax benefit from exercise of stock options, which includes total payments of $25,115 of corporate income taxes for fiscal 2006 and cash paid for interest of $5,156. Net cash used in investing activities was $1,450,623 for the combined thirteen weeks ended March 31, 2007, which includes the purchase of the Company of $1,444,476 and purchases of property and equipment of $6,150 primarily due to new stores. Net cash provided by financing activities was $1,470,983, net of the excess tax benefit from exercise of stock options, for the combined thirteen weeks ended March 31, 2007, which includes the borrowings used to finance the acquisition of the Company which aggregated to $1,175,000, proceeds received from the sale of common stock of $433,071 and borrowings under the revolving credit agreement of $35,000 used primarily for working capital and the construction of new stores, partially offset by repayment of debt outstanding under the existing bank credit facility of $140,000 at the time of the Merger and the payment of deferred financing fees of $32,088.

As March 31, 2007, we were in compliance with all covenants under our Credit Facility. We had $35,000 outstanding under the revolving credit facility and $1,500 of outstanding letters of credit, leaving $88,500 in availability.

Contractual Obligations

In addition to obligations to repay our debt obligations, we lease the majority of our retail stores under operating leases. The following table summarizes our contractual commitments as of March 31, 2007 for the remainder of fiscal 2007 and for the subsequent fiscal years (in thousands):

Contractual obligations	Total	Remainder of 2007	2008	2009	2010	2011	Thereafter
Debt obligations	$1,210,000	$4,875	$6,500	$6,500	$6,500	$6,500	$1,179,125
Operating leases	195,888	24,416	32,121	29,767	26,035	22,740	60,809
Purchase commitments (1)	19,947	19,947	—	—	—	—	—
Estimated interest payments (2)	655,032	84,713	92,178	87,400	82,623	77,845	230,273

Total contractual cash obligations	$2,080,867	$133,951	$130,799	$123,667	$115,158	$107,085	$1,470,207

(1)	Includes open purchase orders for goods purchased in the ordinary course of business, whether or not we are able to cancel such purchase orders.
(2)	Estimated interest payments are based anticipated principal payments and maturity dates at estimated interest rates in effect as of March 31, 2007.

We expect that the principal sources of funding for our planned store openings and other working capital needs, capital expenditures, debt service obligations, payment of dividends and stock repurchase program will be a combination of our available cash and cash equivalents, funds generated from operations, and borrowings under our credit facility. We believe that our current funds and sources of funds will be sufficient to fund our liquidity needs for at least the next 12 months. However, there are a number of factors that may negatively impact our available sources of funds. The amount of cash generated from operations will be dependent upon factors such as the successful execution of our business plan and general economic conditions. In addition, borrowings under our credit facility are dependent upon our continued compliance with the financial and other covenants contained therein.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risks relate primarily to changes in interest rates. At March 31, 2007, we had $685,000 of floating rate debt and $525,000 of fixed rate debt. For fixed rate debt, interest rate changes affect the fair market value, but do not impact earnings or cash flows. Conversely for floating rate debt, interest rate changes do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. The $685,000 outstanding under our Credit Facility bears interest at variable rates. All borrowings under the Credit Facility bear interest at a rate per annum equal to an applicable margin, plus, at the Company’s option, (i) the higher of (a) the prime rate (as set forth on the British Banking Association Telerate Page 5) and (b) the federal funds effective rate, plus one-half percent (0.50%) per annum or (ii) the Eurodollar rate, and resets periodically. At March 31, 2007, the weighted-average interest rate on outstanding borrowings under our Credit Facility was 7.36%. This Credit Facility is intended to fund operating needs. Because this Credit Facility carries a variable interest rate pegged to market indices, our results of operations and cash flows will be exposed to changes in interest rates. Based on March 31, 2007 borrowing levels, a 1.00% increase or decrease in current market interest rates would have the effect of causing an approximately $6,900 additional annual pre-tax charge or credit to the statement of operations.

The variable nature of our obligations under the Credit Facility creates interest rate risk. In order to mitigate this risk, in February 2007, we entered into an interest rate swap agreement in the notional amount of $415.0 million to hedge floating rate debt for the period between February 14, 2007 and March 30, 2010 (the “Swap”). The Swap, which is with a highly rated counterparty, is treated as a cash flow hedge for accounting purposes and on which we pay a fixed rate of 5.10% and receive LIBOR from the counterparty.

The second component of interest rate risk involves the short-term investment of excess cash. This risk impacts fair values, earnings and cash flows. Excess cash is primarily invested in interest bearing accounts that fluctuate with market interest rates. Based on March 31, 2007 cash equivalents, a 1.00% increase or decrease in current market interest rates would have the effect of causing an approximately $100 additional pre-tax credit or charge to the annual statements of income.

We buy a variety of raw materials for inclusion in our products. The only raw material that is considered to be of a commodity nature is wax. Wax is a petroleum-based product. Its market price has not historically fluctuated with the movement of oil prices and has instead generally moved with inflation. However, since 2004, the price of wax has increased at a rate significantly above the rate of inflation. Continued increases in wax prices could have an adverse affect on our cost of goods sold and could lower our margins.

At this point in time, operations outside of the United States are not significant. Accordingly, we are not exposed to substantial risks arising from foreign currency exchange rates.

Item 4.	Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On October 25, 2006, a putative stockholder class action lawsuit, entitled Schwartz v. Yankee Candle Company, Inc. et al., C.A. No. 06-118, was filed against the Company and our directors, as well as against Madison Dearborn, in Superior Court in Massachusetts. The complaint alleged that the Company and our directors breached our fiduciary duties to our stockholders in approving the proposed Transactions between the Company and Madison Dearborn, and that Madison Dearborn aided and abetted the directors’ alleged breaches of fiduciary duties. The lawsuit was dismissed with prejudice pursuant to a Stipulation of Dismissal with Prejudice filed with the court on January 31, 2007.

We are also party to various other litigation matters, in most cases involving ordinary and routine claims incidental to our business. We cannot estimate with certainty our ultimate legal and financial liability with respect to such pending litigation matters. However, we believe, based on our examination of such matters, that our ultimate liability will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors

There are a number of factors that might cause our actual results to differ significantly from the results reflected by the forward-looking statements contained herein. In addition to factors generally affecting the political, economic and competitive conditions in the United States and abroad, such factors include those set forth below. Investors should consider the following factors before investing in our common stock.

There have been no material changes to the Risk Factors included in our Registration Statement on Form S-4 (333-141699-05) except that the following risk factors have been updated to reflect developments subsequent to the filing of that report.

Our substantial indebtedness could have a material adverse effect on our financial condition and operations

After giving effect to the Transactions and related use of proceeds, we have a substantial amount of debt, which requires significant interest and principal payments. Subject to the limits contained in the indentures governing the senior notes and the senior subordinated notes and the new senior secured credit facility, we may be able to incur additional debt from time to time, including drawing on our new senior secured revolving credit facility, to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our business associated with our high level of debt could intensify. Specifically, our high level of debt could have important consequences to the holders of the notes, including the following:

•	making it more difficult for us to satisfy our obligations with respect to the notes and our other debt;

•

requiring us to dedicate a substantial portion of our cash flow from operations to debt service payments on our and our subsidiaries’ debt, which would reduce the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes;

•	limiting our flexibility in planning for, or reacting to, changes in the industry in which we operate;

•	placing us at a competitive disadvantage compared to any of our less leveraged competitors;

•	increasing our vulnerability to both general and industry-specific adverse economic conditions; and

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements and increasing our cost of borrowing.

We and/or our subsidiaries may be able to incur substantial additional debt in the future in addition to the notes and the new senior secured credit facility. The addition of further debt to our current debt levels could intensify the leverage-related risks that we now face.

Our debt agreements contain restrictions on our ability to operate our business and to pursue our business strategies, and our failure to comply with these covenants could result in an acceleration of our indebtedness.

The credit agreement governing our new senior secured credit facility and the indentures governing the notes contain, and agreements governing future debt issuances may contain, covenants that restrict our ability to finance future operations or capital needs, to respond to changing business and economic conditions or to engage in other transactions or business activities that may be important to our growth strategy or otherwise important to us. The credit agreement and the indentures restrict, among other things, our ability and the ability of our subsidiaries to:

•	incur additional debt;

•	pay dividends or make other distributions on our capital stock or repurchase our capital stock or subordinated indebtedness;

•	make investments or other specified restricted payments;

•	create liens;

•	sell assets and subsidiary stock;

•	enter into transactions with affiliates; and

•	enter into mergers, consolidations and sales of substantially all assets.

In addition, the credit agreement related to our new senior secured credit facility requires us to satisfy a senior secured leverage ratio and to repay outstanding borrowings under such facility with proceeds we receive from certain sales of property or assets and specified future debt offerings. We cannot assure you that we will be able to maintain compliance with such covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants.

Any breach of the covenants in the credit agreement or the indentures could result in a default of the obligations under such debt and cause a default under other debt. If there were an event of default under the credit agreement related to our new senior secured credit facility that was not cured or waived, the lenders under our new senior secured credit facility could cause all amounts outstanding with respect to the borrowings under our new senior secured credit facility to be due and payable immediately. Our assets and cash flow may not be sufficient to fully repay borrowings under our new senior secured credit facility and our obligations under the notes if accelerated upon an event of default. If, as or when required, we are unable to repay, refinance or restructure our indebtedness under, or amend the covenants contained in, our new senior secured credit facility, the lenders under our new senior secured credit facility could institute foreclosure proceedings against the assets securing borrowings under our new senior secured credit facility.

We may not be able to generate sufficient cash flows to meet our debt service obligations.

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures depends on our ability to generate cash from our future operations. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our business may not generate sufficient cash flow from operations, or future borrowings under our new senior secured credit facility, or from other sources, may not be available to us in an amount sufficient, to enable us to repay our indebtedness or to fund our other liquidity needs, including capital expenditure requirements. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments or alliances. Our new senior secured credit facility and the indentures governing the notes restrict our ability to sell assets and use the proceeds from such sales. Additionally, we may not be able to refinance any of our indebtedness on commercially reasonable terms, or at all. If we cannot service our indebtedness, it could impede the implementation of our business strategy or prevent us from entering into transactions that would otherwise benefit our business.

The interests of our controlling stockholders may conflict with your interests as a holder of the notes.

Private equity funds managed by Madison Dearborn Partners, LLC indirectly own substantially all of our common stock. The interests of these funds as equity holders may conflict with yours as a holder of outstanding notes. The controlling stockholders may have an incentive to increase the value of their investment or cause us to distribute funds to the detriment of our financial condition and affect our ability to make payments on the outstanding notes. In addition, these funds have the power to elect a majority of our Board of Directors and appoint new officers and management and, therefore, effectively control many other major decisions regarding our operations. Currently, three of our directors are employed by Madison Dearborn. Additionally, our controlling stockholders are in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. Our controlling stockholders may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.

If we fail to grow our business as planned, our future operating results may suffer. As we grow, it will be difficult to maintain our historical growth rates.

We intend to continue to pursue a business strategy of increasing sales and earnings by expanding our retail and wholesale operations both in the United States and internationally. Because our ability to implement our growth strategy successfully will be dependent in part on factors beyond our control, including consumer preferences, macro—economic conditions, the competitive environment in the markets in which we compete and other factors, we may not be able to achieve our planned growth or sustain our financial performance. Our ability to anticipate changes in the candle, home fragrance and giftware industries, and identify industry trends, will be critical factors in our ability to grow as planned and remain competitive.

We expect that, as we continue to grow, it will become more difficult to maintain our historical growth rate, which could negatively impact our operating margins and results of operations. New stores typically generate lower operating margin contributions than mature stores because fixed costs, as a percentage of sales, are higher and because pre—opening costs are fully expensed in the year of opening. In addition, our retail sales generate lower margins than our wholesale sales. Our wholesale business has grown by increasing sales to existing customers and by adding new customers. If we are not able to continue this, our sales growth and profitability could be adversely affected. In addition, as we expand our wholesale business into new channels of trade that we believe to be appropriate, sales in some of these new channels may, for competitive reasons within the channels, generate lower margins than do our existing wholesale sales. Similarly, as we continue to broaden our product offerings in order to meet consumer demand, we may do so in part by adding products that have lower product margins than those of our core candle products. We cannot assure you that we will continue to grow at a rate comparable to our historic growth rate or that our historic financial performance will continue as we grow.

We may be unable to continue to open new stores successfully.

Our retail growth strategy depends in large part on our ability to successfully open new stores in both existing and new geographic markets. For our growth strategy to be successful, we must identify and lease favorable store sites on favorable economic terms, hire and train managers and associates and adapt management and operational systems to meet the needs of our expanded operations. These tasks may be difficult to accomplish successfully and any changes in the availability of suitable real estate locations on acceptable terms could adversely impact our retail growth. If we are unable to open new stores as quickly as planned, then our future sales and profits could be materially adversely affected. Even if we succeed in opening new stores, these new stores may not achieve the same sales or profit levels as our existing stores. Also, our retail growth strategy includes opening new stores in markets where we already have a presence so we can take advantage of economies of scale in marketing, distribution and supervision costs, or the opening of new malls or centers in the market. However, these new stores may result in the loss of sales in existing stores in nearby areas, thereby negatively impacting our comparable store sales. A decrease in our retail comparable store sales will have an adverse impact on our cash flows and earnings. This is due to the fact that a significant portion of our expenses are comprised of fixed costs, such as lease payments, and our ability to decrease expenses in response to negative comparable store sales is limited in the short term. If comparable store sales decline it will negatively impact earnings. Our retail growth strategy also depends upon our ability to successfully renew the expiring leases of our profitable existing stores. If we are unable to do so at planned levels and upon favorable economic terms, then our future sales and profits could be negatively affected.

We face significant competition in the giftware industry. This competition could cause our revenues or margins to fall short of expectations which could adversely affect our future operating results, financial condition and liquidity and our ability to continue to grow our business.

We compete generally for the disposable income of consumers with other producers and retailers in the giftware industry. The giftware industry is highly competitive with a large number of both large and small participants and relatively low barriers to entry.

Our products compete with other scented and unscented candle, home fragrance and personal care products and with other gifts within a comparable price range, like boxes of candy, flowers, wine, fine soap and related merchandise. Our retail stores compete primarily with specialty candle retailers and a variety of other retailers including department stores, gift stores and national specialty retailers that carry candles along with personal care items, giftware and houseware. In addition, while we focus primarily on the premium scented candle segment, scented and unscented candles are also sold outside of that segment by a variety of retailers, including mass merchandisers. In our wholesale business, we compete with numerous manufacturers and importers of candles, home fragrance products and other home décor and gift items for the limited space available in our wholesale customer locations for the display and sale of such products to consumers. Some of our competitors are part of large, diversified companies which have greater financial resources and a wider range of product offerings than we do. Many of our competitors source their products from low cost manufacturers outside of the United States. This competitive environment could adversely affect our future revenues and profits, financial condition and liquidity and our ability to continue to grow our business.

A material decline in consumers’ discretionary income could cause our sales and income to decline.

Our results depend on consumer spending, which is influenced by general economic conditions and the availability of discretionary income. Accordingly, we may experience declines in sales during economic downturns or during periods of uncertainty like that which followed the September 11, 2001 terrorist attacks on the United States or which result from the threat of war or the possibility of further terrorist attacks. Any material decline in the amount of discretionary spending could have a material adverse effect on our sales and income.

Because we are not a diversified company and are effectively dependent upon one industry, we have less flexibility in reacting to unfavorable consumer trends, adverse economic conditions or business cycles.

We rely primarily on the sale of premium scented candles and related products in the giftware industry. In the event that sales of these products decline or do not meet our expectations, we cannot rely on the sales of other products to offset such a shortfall. As a significant portion of our expenses is comprised of fixed costs, such as lease payments, our ability to decrease expenses in response to adverse business conditions is limited in the short term. As a result, unfavorable consumer trends, adverse economic conditions or changes in the retail industry business cycle could have a material and adverse impact on our earnings.

If we lose our senior executive officers, or are unable to attract and retain the talent required for our business, our business could be disrupted and our financial performance could suffer.

Our success is in part dependent upon the retention of our senior executive officers. If our senior executive officers become unable or unwilling to participate in our business, our future business and financial performance could be materially affected. In addition, as our business grows in size and complexity we must be able to continue to attract, develop and retain qualified personnel sufficient to allow us to adequately manage and grow our business. If we are unable to do so, our operating results could be negatively impacted. We cannot guarantee that we will be able to attract and retain personnel as and when necessary in the future.

Many aspects of our manufacturing and distribution facilities are customized for our business; as a result, the loss of one of these facilities would disrupt our operations.

Approximately 71% of our 2006 sales were generated by products we manufacture at our manufacturing facility in Whately, Massachusetts and we rely primarily on our distribution facilities in South Deerfield, Massachusetts to distribute our products. Because most of our machinery is designed or customized by us to manufacture our products, and because we have strict quality control standards for our products, the loss of our manufacturing facility, due to natural disaster or otherwise, would materially affect our operations. Similarly, our distribution facilities rely upon customized machinery, systems and operations, the loss of which would materially affect our operations. Although our manufacturing and distribution facilities are adequately insured, we believe it would take up to twelve months to resume operations at a level equivalent to current operations.

Seasonal, quarterly and other fluctuations in our business, and general industry and market conditions, could affect the market for our results of operations.

Our sales and operating results vary from quarter to quarter. We have historically realized higher sales and operating income in our fourth quarter, particularly in our retail business, which accounts for a larger portion of our sales. We believe that this has been due primarily to an increase in giftware industry sales during the holiday season of the fourth quarter. In addition, in anticipation of increased holiday sales activity, we incur certain significant incremental expenses, including the hiring of a substantial number of temporary employees to supplement our existing workforce. As a result of this seasonality, we believe that quarter to quarter comparisons of our operating results are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. In addition, we may also experience quarterly fluctuations in our sales and income depending on various factors, including, among other things, the number of new retail stores we open in a particular quarter, changes in the ordering patterns of our wholesale customers during a particular quarter, pricing and promotional activities of our competitors, and the mix of products sold. Most of our operating expenses, such as rent expense, advertising and promotional expense and employee wages and salaries, do not vary directly with sales and are difficult to adjust in the short term. As a result, if sales for a particular quarter are below our expectations, we might not be able to proportionately reduce operating expenses for that quarter, and therefore a sales shortfall could have a disproportionate effect on our operating results for that quarter. Further, our comparable store sales from our retail business in a particular quarter could be adversely affected by competition, the opening nearby of new retail stores or wholesale locations, economic or other general conditions or our inability to execute a particular business strategy. As a result of these factors, we may report in the future sales, operating results or comparable store sales that do not match the expectations of analysts and investors. This could cause the price of the notes to decline.

We are subject to a class action lawsuit in California.

A class action lawsuit has been filed against us for alleged violations of certain California state wage and hour and employment laws with respect to certain employees in our California retail stores. The discovery phase of the litigation has not yet begun. Procedural motions are currently pending in the applicable California courts, and the court has issued a “stay” order pending decisions on similar issues of law currently before other California courts. While we intend to vigorously defend ourselves against the allegations, pending any rulings on the outstanding procedural motions, it is too early in the litigation process for us to fully evaluate or predict the outcome of the litigation. An adverse outcome could potentially negatively impact our financial and operating results.

Further increases in oil prices will negatively impact our cost of goods sold and margins. Any shortages in refined oil supplies could impact our wax supply. Further increases in wax prices above the rate of inflation may also negatively impact our cost of goods sold and margins.

Since 2004 significant increases in the price of crude oil have negatively impacted our transportation and freight costs and have contributed to significant increases in the cost of various raw materials. This in turn negatively impacts our cost of goods sold and margins. In addition, we believe that rising oil prices and corresponding increases in raw materials and transportation costs negatively impact not only our business but consumer sentiment and the economy at large. Continued weakness in consumer confidence and the macro—economic environment could negatively impact our sales and earnings.

Wax is a petroleum—based product. Therefore, any shortages in refined oil supplies may impact our wax supply. In 2005, due to hurricanes in the Gulf Coast region and the closing and disruption of oil refineries located there, one of our primary wax suppliers placed us on allocation, whereby our wax purchases were allocated at the rate of seventy percent of 2004 purchases. While we took steps to manage this issue and mitigate any impacts, in 2005 the wax allocation had a negative impact on our ability to fulfill customer orders and our costs of production. While we are no longer on allocation, any future prolonged interruption or reduction in wax supplies could negatively impact our operations, sales and earnings.

Historically, the market price of wax has generally moved with inflation. However, since 2004 the price of wax has increased at a rate significantly above the rate of inflation. Future significant increases in wax prices could have an adverse affect on our cost of goods sold and could lower our margins.

Other factors may also cause our actual results to differ materially from our estimates and projections.

In addition to the foregoing, there are other factors which may cause our actual results to differ materially from our estimates and projections. Such factors include the following:

•	changes in levels of competition from our current competitors and potential new competition from both retail stores and alternative methods or channels of distribution;

•	loss of a significant vendor or prolonged disruption of product supply;

•

the successful introduction of new products and technologies in our product categories, including the frequency of such introductions, the level of consumer acceptance of new products and technologies, and their impact on demand for existing products and technologies;

•	the impact of changes in pricing and profit margins associated with our sourced products or raw materials;

•	changes in income tax laws or regulations, or in interpretations of existing income tax laws or regulations;

•

changes in the general economic conditions in the United States including, but not limited to, consumer debt levels, financial market performance, interest rates, consumer sentiment, inflation, commodity prices, unemployment and other factors that impact consumer confidence and spending;

•	adverse outcomes from significant litigation matters;

•	the imposition of additional restrictions or regulations regarding the sale of products we offer;

•	changes in our ability to attract, retain and develop highly—qualified employees or changes in the cost or availability of a sufficient labor force to manage and support our operations;

•	changes in our ability to meet objectives with regard to business acquisitions or new business ventures;

•	the occurrence of severe weather events prohibiting or discouraging consumers from traveling to retail or wholesale locations;

•	the disruption of global, national or regional transportation systems;

•	the occurrence of certain material events including natural disasters, acts of terrorism, the outbreak of war or other significant national or international events;

•	our ability to react in a timely manner and maintain our critical business processes and information systems capabilities in a disaster recovery situation; and

•	changes in our ability to manage our existing computer systems and technology infrastructures, and our ability to implement successfully new computer systems and technology infrastructures.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds .

Not Applicable

Item 3.	Defaults Upon Senior Securities.

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders.

On January 23, 2007, at a special meeting of stockholders held upon notice duly given, the stockholders of the Predecessor, The Yankee Candle Company, Inc., approved the proposed merger agreement providing for the Merger with an affiliate of Madison Dearborn Partners, LLC. Based upon the voting results provided by the Inspector of Election, approximately 99.85% of the shares present and voting at the meeting voted for the approval of the merger agreement. The number of shares voting to approve the merger agreement represented approximately 76.82% of the total number of shares outstanding and entitled to vote.

Item 5.	Other Information.

Not Applicable

Item 6.	Exhibits

31.1	Certification of Craig W. Rydin Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated May 14, 2007.

31.2	Certification of Bruce H. Besanko Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated May 14, 2007.

32.1	Certification of Craig W. Rydin Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, dated May 14, 2007.

32.2	Certification of Bruce H. Besanko Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, dated May 14, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YANKEE HOLDING CORP.

/s/ Bruce H. Besanko
Date: May 14, 2007	By:	Bruce H. Besanko
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial Officer)