Form 10-Q
period 2007-06-30
Yankee Holding Corp.
filed 2007-08-14
CIK 1394069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2007

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

As of August 10, 2007, there were 1,000 shares of Yankee Holding Corp. common stock, no par value, outstanding, all of which are owned by a holding company, YCC Holdings LLC.

YANKEE HOLDING CORP.

FORM 10-Q – Quarter Ended June 30, 2007

This Quarterly Report on Form 10-Q contains a number of forward-looking statements. Any statements contained herein, including without limitation statements to the effect that the Yankee Holding Corp. and its subsidiaries (“Yankee Candle”, the “Company”,”we”, and “us”) or its management “believes”, “expects”, “anticipates”, “plans” and similar expressions, that relate to prospective events or developments should be considered forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. There are a number of important factors that could cause its actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Future Operating Results” and those set forth under Item 1A-Risk Factors. Management undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

EXPLANATORY NOTE

On February 6, 2007, The Yankee Candle Company, Inc. (the “Predecessor”) merged (the “Merger”) with an affiliate of Madison Dearborn Partners, LLC (“MDP”). In connection with the merger, YCC Holdings LLC, or (“Holdings”) acquired all of the outstanding capital stock for approximately $1,413.5 million in cash. Holdings is owned by an affiliate of MDP and certain members of our senior management. Holdings owns 100% of the stock of Yankee Holding Corp., (the “Parent” or “Successor”), which in turn owns 100% of the stock of The Yankee Candle Company, Inc.

This report also contains the audited condensed consolidated financial statements of the Predecessor as of December 30, 2006, and unaudited condensed consolidated financial statements of the Predecessor for the thirteen and twenty-six weeks ended July 1, 2006 and the period December 31, 2006 to February 5, 2007. The accompanying unaudited condensed consolidated financial statements as of June 30, 2007 and for thirteen weeks ended June 30, 2007 and the period February 6, 2007 to June 30, 2007 are those of the Successor.

Unless the context requires otherwise, “we,” “us,” “our,” or the “Company” refer to Yankee Holding Corp. and its subsidiaries and, for the periods prior to February 6, 2007, the Predecessor and its subsidiaries.

PART I – Financial Information

Item 1.	Financial Statements.

YANKEE HOLDING CORP. AND SUBSIDIARIES (AND PREDECESSOR)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	Successor	Predecessor
	June 30, 2007	December 30, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,538	$22,773
Accounts receivable, net	36,423	33,769
Inventory	80,897	61,130
Prepaid expenses and other current assets	23,591	8,651
Deferred tax assets	12,337	5,872

TOTAL CURRENT ASSETS	159,786	132,195

PROPERTY, PLANT AND EQUIPMENT-NET	154,251	140,603
MARKETABLE SECURITIES	313	2,021
DEFERRED TAX ASSETS	—	67,288
GOODWILL	1,016,620	13,852
INTANGIBLE ASSETS	426,251	15,624
DEFERRED FINANCING COSTS	30,695	596
OTHER ASSETS	1,512	743

TOTAL ASSETS	$1,789,428	$372,922

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$21,633	$26,052
Accrued payroll	13,625	19,802
Accrued interest	19,850	428
Accrued income taxes	1,522	26,600
Accrued purchases of property and equipment	1,241	3,515
Accrued sales tax	1,380	5,168
Other accrued liabilities	13,566	16,335
Current portion of long-term debt	6,500	—

TOTAL CURRENT LIABILITIES	79,317	97,900

DEFERRED COMPENSATION OBLIGATION	388	2,213
DEFERRED TAX LIABILITIES	105,370	—
LONG-TERM DEBT	1,212,875	140,000
DEFERRED RENT	9,444	17,244
STOCKHOLDER’S EQUITY :
Common stock of Predecessor, $0.01 par value; 300,000,000 shares authorized; 39,939,837 issued and 39,846,137 outstanding at December 30, 2006	—	399
Common stock of Successor, $0.01 par value; 1,000 shares authorized, issued and outstanding at June 30, 2007	—	—
Additional paid-in-capital	418,472	105,718
Accumulated (deficit) retained earnings	(37,397)	8,467
Accumulated other comprehensive income	959	981

	382,034	115,565

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,789,428	$372,922

See notes to condensed consolidated financial statements

YANKEE HOLDING CORP. AND SUBSIDIARIES (AND PREDECESSOR)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Successor	Predecessor
	Thirteen Weeks Ended June 30, 2007	Thirteen Weeks Ended July 1, 2006
Sales	$133,415	$116,251
Cost of sales	72,918	53,115

Gross profit	60,497	63,136
Selling expenses	47,610	36,582
General and administrative expenses	18,431	15,056

(Loss) income from operations	(5,544)	11,498
Interest income	(8)	(6)
Interest expense	25,578	3,740
Other income	(676)	(148)

(Loss) income before (benefit from) provision for income taxes	(30,438)	7,912
(Benefit from) provision for income taxes	(13,773)	3,086

Net (loss) income	$(16,665)	$4,826

See notes to condensed consolidated financial statements

YANKEE HOLDING CORP. AND SUBSIDIARIES (AND PREDECESSOR)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Successor	Predecessor
	Period February 6, 2007 to June 30, 2007	Period December 31, 2006 to February 5, 2007	Twenty-Six Weeks Ended July 1, 2006
Sales	$223,032	$53,382	$250,164
Cost of sales	139,026	24,553	115,051

Gross profit	84,006	28,829	135,113
Selling expenses	77,053	16,201	73,848
General and administrative expenses	30,253	13,828	30,520

(Loss) income from operations	(23,300)	(1,200)	30,745
Interest income	(19)	(1)	(13)
Interest expense	41,441	986	6,529
Other income	(686)	(15)	(294)

(Loss) income before (benefit from) provision for income taxes	(64,036)	(2,170)	24,523
(Benefit from) provision for income taxes	(26,639)	(340)	7,226

Net (loss) income	$(37,397)	$(1,830)	$17,297

See notes to condensed consolidated financial statements

YANKEE HOLDING CORP. AND SUBSIDIARIES (AND PREDECESSOR)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Successor	Predecessor
	Period February 6, 2007 to June 30, 2007	Period December 31, 2006 to February 5, 2007	Twenty-Six Weeks Ended July 1, 2006
CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES:
Net (loss) income	$(37,397)	$(1,830)	$17,297
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	18,387	2,673	12,980
Unrealized loss (gain) on marketable securities	220	(31)	5
Stock-based compensation expense	402	8,638	2,762
Deferred taxes	(14,925)	(3,905)	3,440
Non-cash charge related to increased inventory carrying value	40,472	—	—
Loss on disposal of fixed assets	7	14	117
Excess tax benefit from exercise of stock options	—	(4,317)	(914)
Investments in marketable securities	(533)	(27)	(437)
Changes in assets and liabilities:
Accounts receivable, net	(2,666)	179	10,487
Inventory	(13,792)	(2,739)	(15,422)
Prepaid expenses and other assets	(13,974)	336	(2,815)
Accounts payable	1,153	(4,443)	(9,633)
Income taxes payable	(25,382)	3,642	(19,200)
Accrued expenses and other liabilities	17,089	(8,257)	(18,093)

NET CASH USED IN OPERATING ACTIVITIES	(30,939)	(10,067)	(19,426)

CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES:
Purchase of property and equipment	(12,997)	(2,253)	(12,434)
Acquisition of the Company	(1,429,476)	—	—
Payment of contingent consideration on GBI acquisition	—	—	(1,333)
Proceeds from sale of property and equipment	5	3	7

NET CASH USED IN INVESTING ACTIVITIES	(1,442,468)	(2,250)	(13,760)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Borrowings under bank credit agreements	—	—	73,000
Payments for the redemption of common stock	—	—	(41,977)
Dividends paid	—	—	(5,093)
Repayments under bank credit agreements	(158,625)	—	—
Borrowings under senior secured term loan facility	650,000	—	—
Borrowings under senior secured revolving credit facility	63,000	—	—
Borrowings under senior notes and senior subordinated notes	525,000	—	—
Excess tax benefit from exercise of stock options	—	4,317	914
Deferred financing costs	(32,344)	—	(246)
Net proceeds from issuance of common stock	418,071	—	3,406

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,465,102	4,317	30,004

EFFECT OF EXCHANGE RATE CHANGES ON CASH	59	11	131

NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,246)	(7,989)	(3,051)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	14,784	22,773	12,655

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,538	$14,784	$9,604

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$20,329	$903	$5,794

Income taxes	$26,896	$(77)	$26,300

Net decrease in accrued purchases of property and equipment	$1,914	$1,520	$5,312

See notes to condensed consolidated financial statements

YANKEE HOLDING CORP. AND SUBSIDIARIES (AND PREDECCESSOR)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except share and per share data)

(Unaudited)

1. ACQUISITION OF THE COMPANY

On October 25, 2006, The Yankee Candle Company, Inc. (the “Predecessor”) announced that it had entered into a definitive merger agreement (the “Merger”) under which affiliates of Madison Dearborn Partners, LLC (“MDP”), a private equity investment firm, agreed to acquire all of the outstanding shares of the Predecessor for $34.75 per share in cash. The Board of Directors and shareholders of the Predecessor approved the Merger Agreement. The transaction closed on February 6, 2007 (the “Effective Date”).

On the effective date, YCC Holdings LLC (“Holdings”) acquired all of the outstanding capital stock of the Predecessor for approximately $1,413,527 in cash. Holdings is owned by affiliates of MDP and certain members of our senior management and has no operations. MDP’s objective is to invest in companies with strong competitive characteristics that it believes have potential for long-term equity appreciation. Yankee Holding Corp. (the “Parent” or the “Successor”) and Yankee Acquisition Corp. (the “Merger Sub”) are corporations formed by Holdings in connection with the acquisition and, concurrently with the closing of the offering of the notes (described below) and the acquisition on February 6, 2007, the Merger Sub merged with and into The Yankee Candle Company, Inc., which was the surviving corporation and assumed the obligations of the Merger Sub under the notes and related indentures by operation of law. The agreement and plan of merger and related documents resulted in the following events, which are collectively referred to as the “Transactions”:

•

the purchase by the equity investors of class A and class B common units of Holdings for approximately $433,071 in cash (Holdings contributed the $433,071 to Parent immediately prior to the closing; Parent in turn contributed the $433,071 to Merger Sub);

•	the Company paid MDP a fee of $15,000, and recorded the payment as a reduction in proceeds from common stock;

•

the entering into by the Merger Sub of a new senior secured credit facility consisting of a $650,000 funded senior secured term loan and $125,000 senior secured revolving credit facility, which are discussed in Note 7;

•	the offering by the Merger Sub of $325,000 of senior notes and $200,000 of senior subordinated notes, which are discussed in Note 7;

•	the refinancing of the Predecessor’s existing indebtedness, which was approximately $140,000 as of February 6, 2007;

•	the merger of the Merger Sub with and into the Predecessor, with the Predecessor as the surviving corporation, and the payment of approximately $1,413,527 as merger consideration; and

•	the payment of approximately $52,895 of fees and expenses related to the transactions, including approximately $4,602 of fees expensed.

Immediately following the Merger, The Yankee Candle Company, Inc. became a wholly–owned subsidiary of the Parent and a wholly–owned indirect subsidiary of Holdings and the equity investors indirectly own all of the Company’s outstanding equity interests.

The purchase price of the Company has been preliminarily allocated to the assets and liabilities acquired based on their estimated fair market values at the date of acquisition as described in Note 3.

Unless the context requires otherwise, “we”, “us”, “our”, or the “Company” refers to the Successor and its subsidiaries, and for periods prior to February 6, 2007, the Predecessor and its subsidiaries.

The condensed consolidated balance sheet as of June 30, 2007, the condensed consolidated statement of operations for the thirteen weeks ended June 30, 2007 and the condensed consolidated statements of operations and cash flows for the period February 6, 2007 to June 30, 2007 show the operations of the Successor. The condensed consolidated balance sheet as of December 30, 2006 and the condensed consolidated statements of operations and cash flows for the period December 31, 2006 to February 5, 2007 and the thirteen and twenty-six weeks ended July 1, 2006 are operations of the Predecessor.

As a result of the consummation of the Transactions and the application of purchase accounting as of February 6, 2007, the condensed consolidated financial statements for the period after February 5, 2007 are presented on a different basis than that for the periods before February 6, 2007 and therefore are not comparable to prior periods.

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

We have separated our historical financial results for the Predecessor and Successor. The separate presentation is required as there was a change in accounting basis, which occurred when purchase accounting was applied to the acquisition of the Predecessor. Purchase accounting requires that the historical carrying value of assets acquired and liabilities assumed be adjusted to fair value, which may yield results that are not comparable on a period–to–period basis due to the different, and sometimes higher, cost basis associated with the allocation of the purchase price.

Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”). The accompanying unaudited condensed financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 30, 2006 included in the Company’s Registration Statement, filed on Form S–4 (333–141699–05). Unless otherwise indicated, all amounts are in thousands.

3. PURCHASE ACCOUNTING

The Transactions have been accounted for as a purchase in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” whereby the purchase price paid to effect the Transactions was allocated to record acquired assets and liabilities at fair value. The Transactions and the allocation of the purchase price have been recorded as of February 6, 2007. The purchase price was $1,429,476.

Independent third-party appraisers were engaged to assist management and perform valuations of certain tangible and intangible assets acquired and liabilities assumed. As of June 30, 2007, the Company has recorded purchase accounting adjustments to increase the carrying value of property and equipment and inventory, to establish intangible assets for tradenames, customer lists and favorable lease commitments and to revalue the Company’s long-term deferred rent obligation, among other things.

Allocation of the purchase price for the acquisition of the Company is based on estimates of the fair value of net assets acquired. The purchase price allocation is subject to finalization of the assessment of the fair value of property, plant and equipment, intangible assets, operating leases, transaction costs and deferred income taxes. The purchase price has been allocated on a preliminary basis as follows (in thousands):

Cash consideration purchase price:
Paid to shareholders	$1,413,527
Transaction costs	15,949

1,429,476

Net assets acquired:
Inventory	107,357
Property and equipment	154,995
Trade receivables	33,614
Other assets	14,960
Record intangible assets acquired:
Tradenames	364,800
Customer lists	64,700
Favorable lease agreements	2,330
Unfavorable lease agreements	(8,652)
Current liabilities assumed	(136,640)
Tax impact of purchase accounting adjustments	(184,608)

Net assets acquired at fair value	412,856

Goodwill	$1,016,620

Goodwill is not deductible for tax purposes. The assignment of goodwill to reportable segments has not been completed as of June 30, 2007.

Total fees and expenses related to the Transactions were approximately $52,895, consisting of approximately $4,602 of indirect transaction costs which were expensed, $15,949 of direct acquisition costs of the Company and $32,344 of deferred financing costs. Such fees include commitment, placement, financial advisory and other transaction fees as well as legal, accounting and other professional fees. The direct acquisition costs are included in the purchase price and are a component of goodwill. Deferred financing costs are comprised of approximately $15,171 related to the senior secured credit facility, which are amortized over 7 years using the effective interest method, $10,151 related to the senior notes, which are amortized over 8 years using the effective interest method and $7,022 related to the senior subordinated notes, which are amortized over 10 years using the effective interest method. See Note 7, Long-Term Debt, for a complete description of the senior secured credit facility, senior notes and senior subordinated notes.

The unaudited pro forma results of operations provided below for the twenty-six weeks ended June 30, 2007 and July 1, 2006 are presented as though the Transactions had occurred at the beginning of the periods presented, after giving effect to purchase accounting adjustments relating to depreciation and amortization of revalued assets, interest expense associated with the senior secured credit facility, senior notes and senior subordinated notes as well as other acquisition related adjustments in connection with the Transactions. The pro forma results of operations are not necessarily indicative of the combined results that would have occurred had the Transactions been consummated at the beginning of the earliest period presented, or are they necessarily indicative of future operating results.

	Twenty-Six Weeks Ended
	June 30, 2007 Pro Forma	July 1, 2006 Pro Forma
Net sales	$276,414	$250,164
Net loss	$(25,240)	$(53,781)

4. EQUITY-BASED COMPENSATION

Effective January 1, 2006, the Company adopted SFAS No. 123(R) “Share-Based Payment”. The Company adopted SFAS No. 123(R) using a modified prospective application, as permitted under SFAS No. 123(R) and, accordingly, prior period amounts were not restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The excess tax benefit from the exercise of stock options for the twenty-six weeks ended July 1, 2006 of $914 was classified as a financing activity in the statements of cash flows.

Share-based Compensation Plans-Predecessor

Prior to the completion of the Merger, the Predecessor granted stock options, restricted stock and performance share awards to key employees and directors under share–based compensation plans. The exercise price of the options was typically determined by the actual closing price of the Predecessor’s common stock as quoted by the NYSE on the last business day before the date of grant. Compensation expense for restricted stock awards was measured at fair value on the date of the grant based on the number of shares granted and the quoted market price of the Predecessor’s common stock. Such value was recognized as expense over the vesting period of the award adjusted for actual forfeitures. The performance share grants were valued on the grant date by multiplying the number of performance shares covered by the awards that were expected to vest by the Predecessor’s closing stock price on the grant date. The cost was recognized within the condensed consolidated statements of operations on a straight line basis over the period specified in the award (generally three years for each grant) based upon the number of shares which were considered probable of vesting.

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

The following is a summary of activity related to the stock options, restricted shares and performance shares that were in effect through the effective date of the Merger, when all of the stock options were exercised and the restricted shares and performance share units were issued:

Predecessor’s Plan	Outstanding at December 30, 2006	Exercised/ Issued	Cancelled	Outstanding at February 6, 2007
Stock options
1998 Plan	62,559	62,559	—	—
1999 Plan	1,499,275	1,481,025	18,250	—
2005 Plan	395,950	385,950	10,000	—

Total options outstanding	1,957,784	1,929,534	28,250	—

Weighted average exercise price per option	$23.74	$25.20
Weighted average remaining contractual term per option	6.9 years

Restricted shares
2005 Plan	93,700	93,700	—	—

Weighted average fair market value per share at date of award	$29.69	$29.69
Weighted average remaining contractual term for restrictions	2.2 years

Performance shares
2005 Plan	211,275	211,275	—	—

Weighted average fair market value per share at date of award	$30.69	$30.69
Weighted average remaining contractual term for restrictions	1.2 years

Stock Options-Predecessor

There were no share based grants during the period December 31, 2006 to February 5, 2007 (Predecessor). The weighted average grant–date fair value of options, restricted shares and performance shares granted during the twenty-six weeks ended July 1, 2006 was $8.16, $27.97 and $28.01, respectively.

A summary of the status of option grants and changes during the period ending on that date are presented below:

	Stock Options		Restricted Shares		Performance Shares
Predecessor	Options	Fair Value (1)	Options	Fair Value (1)	Units	Fair Value (1)
Nonvested at December 31, 2006	852,889	$8.06	93,700	$34.31	147,750	$34.31
Grants	—	$—	—	$—	—	$—
Vested (2)	852,889	$8.06	93,700	$34.31	147,750	$34.31
Cancelled	—	$—	—	$—	—	$—

Nonvested at February 6, 2007	—	$—	—	$—	—	$—

(1)	Represents the weighted average grant date fair value per share-based unit, using the Black-Scholes option pricing model for stock options and average December 29, 2006 high/low market price of the Predecessor’s common stock for restricted and performance shares.
(2)	All of the share based units became immediately vested on the date of the Merger.

The total fair value of stock options that vested during the period from December 31, 2006 to February 5, 2007 (Predecessor) prior to the date of the Merger was approximately $0.1 million. There were no restricted or performance shares that vested during the period from December 31, 2006 to February 5, 2007 prior to the date of the Merger. The total fair value of stock options and restricted stock vested during the twenty-six weeks ended July 1, 2006 was approximately $1.2 million and $0.1 million. There were no performance shares that vested for the twenty-six weeks ended July 1, 2006.

As of February 5, 2007, there was approximately $5.2 million of total unrecognized compensation cost related to stock option grants and $2.9 million of total unrecognized compensation costs related to restricted shares and performance shares awards, under stock–based compensation plans. The consummation of the Merger accelerated the recognition of compensation cost, and accordingly, all of this cost was included in general and administrative expense in the condensed consolidated statements of operations for the period from December 31, 2006 to February 5, 2007 (Predecessor).

The compensation cost that was recognized related to stock option grants, restricted shares and performance shares awards for the thirteen and twenty-six weeks ended July 1, 2006 was $1,580 and $2,762, respectively.

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

Upon closing of the Transactions, certain eligible Management Investors purchased 40,933 Class A common units (approximately 0.96% of Holdings’ Class A common units). The remaining 4,233,353 Class A common units were purchased by MDP in connection with the consummation of the Transactions. There are no additional Class A common units presently authorized to be issued. The purchase price paid by the Management Investors for the Class A common units was $101.22 per unit, the same as that paid by MDP in connection with MDP’s purchase of its Class A common units. The Class A common units are not subject to vesting. Each Management Investor has the right to require us to repurchase the Class A common units at original cost if we terminate him or her without cause or he or she resigns for good reason prior to the second anniversary of the closing of the Transactions.

Additionally, pursuant to the Plan the Management Investors purchased 427,643 Class B common units of Holdings (representing approximately 9.9% of the residual equity interest of Holdings on a fully diluted basis). The Class B common units were purchased at a cost of $1.00 per unit and 10% of each Management Investor’s Class B common units vested upon the closing of the Transactions. The remainder of each Management Investor’s Class B common units will begin vesting on the six month anniversary of closing and thereafter will vest on a pro rata daily basis over the subsequent 54 month period. If any Management Investor dies or becomes permanently disabled, such Management Investor will be credited with an additional 12 months worth of vesting for his or her Class B common units. All unvested Class B common units will vest upon a sale of all or substantially all of our business to an independent third party so long as the employee holding such units continues to be an employee of the Company at the closing of the sale. Class B common units are also subject to the right of Holdings or, if not exercised by Holdings, of MDP, to repurchase such Class B common units upon a termination of employment, as more fully set forth in the equity agreements. An additional 47,254 Class B units have been approved for issuance but are not currently allocated to and have not been purchased by any Management Investors or other individuals or entities.

Both the Class A and Class B common units are subject to various restrictions on transfer and other conditions, all as more fully set forth in the equity agreements. Holdings may issue additional units subject to the terms and conditions of certain of the equity agreements.

As of June 30, 2007, shares outstanding were as follows:

	Class A Common Units		Class B Common Units	Total
Issuances under the YCC Holdings LLC 2007 Incentive Equity Plan	4,274,286	(1)	427,643	4,701,929

Vested	4,274,286		42,764

Forfeited	—		2,351

Purchase price of award	$101.22		$1.00

Estimated fair market value of award	99.60	(2)	10.39

(1)	4,233,353 Class A common units were purchased by MDP; 40,933 by management investors.
(2)	Implied value based upon valuation of the Class B common units and the total equity value of $433.1 million.

The total estimated fair value of equity awards vested during the period from February 6, 2007 to June 30, 2007 was approximately $0.4 million.

As of June 30, 2007, there was approximately $3.6 million of total unrecognized compensation cost related to Class B common unit equity awards and there is no expense related to the Class A common unit equity awards. This cost is expected to be recognized over the remaining vesting period, of approximately 54 months (August 2007 to February 2012).

Presented below is a comparative summary of assumptions for the indicated periods (there were no grants during the period from December 31, 2006 to February 5, 2007 by the Predecessor or for the thirteen weeks ended June 30, 2007 by the Successor):

	Predecessor	Successor		Predecessor
Assumptions	Thirteen Weeks Ended July 1, 2006 Black-Scholes	Period February 6, 2007 to June 30, 2007 Option Pricing Method Black-Scholes		Twenty-Six Weeks Ended July 1, 2006 Black-Scholes
Weighted-average fair value of awards granted	8.92	N/A		13.54
Weighted-average calculated value of awards granted	N/A	$10.94		N/A
Expected volatility	26.38%	N/A	(1)	33.0%
Weighted-average volatility	26.38%	30.0%	(1)	33.0%
Weighted-average expected term (in years)	4.8	5.0		4.1
Dividend yield	0.9%	—		0.2%
Weighted-average risk-free interest rate	5.1%	4.7%		3.5%
Weighted-average expected annual forfeiture	4.7%	—		3.6%

(1)	The Company used a five-year annualized historical volatility of guideline companies.

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

5. INVENTORIES

The Predecessor valued its inventories on the last–in first–out (“LIFO”) basis. The Successor has elected to value its inventories using the first–in first–out (“FIFO”) basis. As a result of the Merger, purchase accounting adjustments of approximately $43,452 were recorded to increase inventories to estimated fair value. During the thirteen weeks ended June 30, 2007 and for the period February 6, 2007 to June 30, 2007 approximately $13,490 and $40,472, respectively, of the increase has been amortized to cost of sales in the condensed consolidated statements of operations.

The components of inventory were as follows:

	Successor	Predecessor
	June 30, 2007	December 30, 2006
Finished goods	$70,792	$58,143
Work-in-process	356	—
Raw materials and packaging	9,749	5,967

	80,897	64,110
Less LIFO adjustment	—	(2,980)

	$80,897	$61,130

6. INTANGIBLE ASSETS

In connection with the Transactions, the Company’s intangible assets were valued by management with the assistance of valuation specialists. The carrying amount and accumulated amortization of intangible assets consisted of the following:

	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Successor
June 30, 2007
Indefinite life:
Tradenames	N/A	$364,855	$—	$364,855

Finite-lived intangible assets:
Customer lists	5	64,700	(5,398)	59,302
Favorable lease agreements	5	2,330	(267)	2,063
Other	3	36	(5)	31

Total finite-lived intangible assets		67,066	(5,670)	61,396

Total intangible assets		$431,921	$(5,670)	$426,251

Predecessor December 30, 2006
Indefinite life:
Tradename	N/A	$12,620	$—	$12,620

Finite-lived intangible assets:
Customer lists	4	3,880	(2,251)	1,629
Favorable lease agreements	4	877	(186)	691
Non-competes	3-4	1,123	(656)	467
Formulas	3	431	(252)	179
Other	15	231	(193)	38

Total finite-lived intangible assets		6,542	(3,538)	3,004

Total intangible assets		$19,162	$(3,538)	$15,624

Total amortization expense from finite–lived intangible assets was $3,510 and $355 for the thirteen weeks ended June 30, 2007 and July 1, 2006, respectively. Total amortization expense from finite–lived intangible assets was $5,670 for the period February 6, 2007 to June 30, 2007, $178 for the period December 31, 2006 to February 5, 2007 and $711 for the twenty-six weeks ended July 1, 2006. The intangible assets are amortized on a straight line basis, with the exception of the favorable lease agreements which are amortized over the remaining lease term.

Aggregate amortization expense related to intangible assets at June 30, 2007 in the remainder of fiscal 2007 and in each of the next five fiscal years is expected to be as follows:

2007	$7,015
2008	13,914
2009	13,761
2010	12,645
2011	12,499
2012	1,353
Thereafter	209

Total	$61,396

7. LONG-TERM DEBT

Long-term debt and credit arrangements consisted of the following at June 30, 2007 and December 30, 2006:

	Successor	Predecessor
	June 30, 2007	December 30, 2006
Senior secured revolving credit facility	$46,000	$—
Senior secured term loan facility	648,375	—
Senior notes due 2015	325,000	—
Senior subordinated notes due 2015	200,000	—
Amended credit facility	—	140,000

Total	1,219,375	140,000
Less current portion	6,500	—

Long-term debt	$1,212,875	$140,000

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

All borrowings under the Credit Facility bear interest at a rate per annum equal to an applicable margin, plus, at the Company’s option, (i) the higher of (a) the prime rate (as set forth on the British Banking Association Telerate Page 5) and (b) the federal funds effective rate, plus one-half percent (0.50%) per annum or (ii) the Eurodollar rate, and resets periodically. In addition to paying interest on outstanding principal under the senior secured credit facility, the Company is required to pay a commitment fee to the lenders in respect of unutilized loan commitments at a rate of 0.50% per annum. As of June 30, 2007, the weighted average combined interest rate on the senior secured term loan facility and senior secured revolving credit facility was 7.41%.

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

The Credit Facility and related agreements contain customary financial and other covenants, including, but not limited to, maximum consolidated total secured leverage (net of certain cash and cash equivalents) and certain other limitations on the Company and certain of the Company’s restricted subsidiaries’, as defined in the Credit Facility, ability to incur additional debt, guarantee other obligations, grant liens on assets, make investments or acquisitions, dispose of assets, make optional payments or modifications of other debt instruments, pay dividends or other payments on capital stock, engage in mergers or consolidations, enter into sale and leaseback transactions, enter into arrangements that restrict the Company’s ability to pay dividends or grant liens and engage in transactions with affiliates. The Credit Facility requires that the Company maintain at the end of each fiscal quarter, commencing with the quarter ended June 30, 2007, a consolidated total secured debt (net of certain cash and cash equivalents) to consolidated EBITDA ratio of no more than 4.75 to 1.00. As of June 30, 2007, the consolidated total secured debt to consolidated EBITDA ratio was 3.61 to 1.00.

As of June 30, 2007, $46,000 was outstanding under the senior secured revolving credit facility and there were outstanding letters of credit of $1,918, leaving $77,082 in availability. As of June 30, 2007, the Company was in compliance with all covenants under the Credit Facility.

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

On February 14, 2007 the Company entered into an interest rate swap agreement to hedge a portion of the cash flows associated with the $650 million senior secured credit facility. The agreement has a total notional value of $415,000. The interest rate swap agreement effectively converts approximately 60% of the outstanding amount under the senior secured credit facility, which is floating–rate debt, to a fixed–rate by having the Company pay fixed–rate amounts in exchange for the receipt of the amount of the floating–rate interest payments.

Under the terms of this agreement, a quarterly net settlement is made for the difference between the fixed rate of 5.095% and the variable rate based upon the three–month LIBOR rate on the notional amount of the interest rate swap. The interest rate swap agreement terminates on February 14, 2010.

The Company has determined that the interest rate swap agreement has been appropriately designated and documented as a cash flow hedge under SFAS No. 133. To record this swap as of June 30, 2007 the Company recorded the fair value of the derivative asset of $1,718 in other current assets, offset by $1,046 and $672 in other comprehensive income (loss) and deferred taxes, respectively. For the thirteen weeks ended June 30, 2007 and the period February 6, 2007 to June 30, 2007 there was no hedge ineffectiveness recorded in earnings.

10. COMPREHENSIVE (LOSS) INCOME

The computation of comprehensive (loss) income is as follows:

	Successor	Predecessor	Successor	Predecessor
	Thirteen Weeks Ended June 30, 2007	Thirteen Weeks Ended July 1, 2006	Period February 6, 2007 to June 30, 2007	Period December 31, 2006 to February 5, 2007	Twenty-Six Weeks Ended July 1, 2006
Net (loss) income	$(16,665)	$4,826	$(37,397)	$(1,830)	$17,297
Other comprehensive (loss) income:
Currency translation adjustments	(107)	744	(87)	58	877
Change in unrealized loss on interest rate swap	2,503	—	1,046	—	—

Other comprehensive income	2,396	744	959	58	877

Comprehensive (loss) income	$(14,269)	$5,570	$(36,438)	$(1,772)	$18,174

11. RELATED PARTY TRANSACTIONS

Upon closing of the Transactions, the Company entered into a management services contract with an affiliate of MDP pursuant to which MDP will provide the Company with management and consulting services and financial and advisory services on an ongoing basis for a fee of $1,500 per year, payable in equal quarterly installments, and reimbursement of out–of–pocket expenses incurred in connection with the provision of such services. Under this management services agreement, the Company also agreed to provide customary indemnification. Pursuant to such agreement, at the closing of the Transactions, MDP received a fee of approximately $15,000 plus out–of–pocket expenses for services rendered in connection with the Transactions. The Company recorded $375 and $750 associated with the annual management fee for the thirteen weeks ended June 30, 2007 and for the period February 6, 2007 to June 30, 2007, respectively.

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

13. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06–3 “How Taxes Collected from Customers and Permitted to Governmental Authorities Should Be Presented in the Income Statement (that is, gross versus net presentation).” This issue should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006. The Company has adopted EITF No. 06–03 effective December 31, 2006 without material impact to the financial statements. The Company will continue to use the net basis for presentation.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the potential impact of adopting SFAS 157.

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

14. SEGMENTS OF ENTERPRISE AND RELATED INFORMATION

The Company has segmented its operations in a manner that reflects how its chief operating decision–maker (the “CEO”) currently reviews the results of the Company and its subsidiaries’ businesses. The Company has two reportable segments—retail and wholesale. The identification of these segments results from management’s recognition that while the product sold is similar, the type of customer for the product and services and methods used to distribute the product are different.

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

Beginning in the second quarter of 2007, we have elected to report our fundraising division, Yankee Candle Fundraising (acquired from GBI Marketing in 2004), within our retail segment and as such, have restated historical information to be comparative with the current year presentation. This division had historically been reported within our wholesale segment. This change was done to be consistent with the fact that the fundraising division is now managed by and reports to the Company’s Senior Vice President of Retail.

The following are the relevant data for the thirteen weeks ended June 30, 2007 (Successor), the thirteen weeks ended July 1, 2006 (Predecessor), the period February 6, 2007 to June 30, 2007 (Successor), the period December 31, 2006 to February 5, 2007 (Predecessor) and twenty-six weeks ended July 1, 2006 (Predecessor):

Successor Thirteen Weeks Ended June 30, 2007	Retail	Wholesale	Unallocated/ Corporate/ Other	Balance per Consolidated Statements of Income
Sales	$71,761	$61,654	$—	$133,415
Gross profit	45,310	28,173	(12,986)	60,497
Selling expenses	38,582	5,046	3,982	47,610
Operating margin	6,728	23,127	(35,399)	(5,544)
Other expense, net	—	—	(24,894)	(24,894)
Loss before benefit for income taxes	—	—	—	(30,438)

Predecessor Thirteen Weeks Ended July 1, 2006	Retail	Wholesale	Unallocated/ Corporate/ Other	Balance per Consolidated Statements of Income
Sales	$61,888	$54,363	$—	$116,251
Gross profit	40,442	22,694	—	63,136
Selling expenses	32,050	4,532	—	36,582
Operating margin	8,392	18,162	(15,056)	11,498
Other expense, net	—	—	(3,586)	(3,586)
Income before provision for income taxes	—	—	—	7,912

Successor Period February 6, 2007 to June 30, 2007	Retail	Wholesale	Unallocated/ Corporate/ Other	Balance per Consolidated Statements of Income
Sales	$114,610	$108,422	$—	$223,032
Gross profit	74,683	49,759	(40,436)	84,006
Selling expenses	62,301	8,315	6,437	77,053
Operating margin	12,382	41,444	(77,126)	(23,300)
Other expense, net	—	—	(40,736)	(40,736)
Loss before benefit for income taxes	—	—	—	(64,036)

Predecessor Period December 31, 2006 to February 5, 2007	Retail	Wholesale	Unallocated/ Corporate/ Other	Balance per Consolidated Statements of Income
Sales	$26,530	$26,852	$—	$53,382
Gross profit	15,653	13,176	—	28,829
Selling expenses	14,423	1,778	—	16,201
Operating margin	1,230	11,398	(13,828)	(1,200)
Other expense, net	—	—	(970)	(970)
Loss before benefit for income taxes	—	—	—	(2,170)

Predecessor Twenty-Six Weeks Ended July 1, 2006	Retail	Wholesale	Unallocated/ Corporate/ Other	Balance per Consolidated Statements of Income
Sales	$126,388	$123,776	$—	$250,164
Gross profit	80,588	54,525	—	135,113
Selling expenses	64,891	8,957	—	73,848
Operating margin	15,697	45,568	(30,520)	30,745
Other expense, net	—	—	(6,222)	(6,222)
Income before provision for income taxes	—	—	—	24,523

Revenues from the Company’s international operations were approximately $8,800 and $5,939 for the thirteen weeks ended June 30, 2007 and July 1, 2006, respectively. For the period February 6, 2007 to June 30, 2007, the period December 31, 2006 to February 5, 2007 and for the twenty-six weeks ended July 1, 2006 revenues from the Company’s international operations were $14,174, $2,021 and $11,692, respectively. Long lived assets of the Company’s international operations were approximately $1,192 and $863 as of June 30, 2007 and July 1, 2006, respectively.

15. FINANCIAL INFORMATION RELATED TO GUARANTOR SUBSIDIARIES

As discussed in Note 7, obligations under the senior notes are guaranteed on an unsecured senior basis and obligations under the senior subordinated notes are guaranteed on an unsecured senior subordinated basis by the Parent and 100% of the issuer’s existing and future domestic subsidiaries. The senior notes are fully and unconditionally guaranteed by all of our 100% owned U.S. subsidiaries (the “Guarantor Subsidiaries”) on a senior unsecured basis. These guarantees are joint and several obligations of the Guarantors. The foreign subsidiary does not guarantee these notes.

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

Condensed consolidating financial information is as follows:

YANKEE HOLDING CORP.

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2007

(in thousands)

	Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$2,662	$1,808	$2,068	$—	$6,538
Accounts receivable, net	—	28,540	602	7,281	—	36,423
Inventory	—	70,551	1,194	12,854	(3,702)	80,897
Prepaid expenses and other current assets	—	22,828	112	651	—	23,591
Deferred tax assets	—	12,396	(59)	—	—	12,337

TOTAL CURRENT ASSETS	—	136,977	3,657	22,854	(3,702)	159,786

PROPERTY, PLANT AND EQUIPMENT, NET	—	152,161	898	1,192	—	154,251
MARKETABLE SECURITIES	—	313	—	—	—	313
DEFERRED TAX ASSETS	—	—	—	—	—	—
GOODWILL	—	1,016,620	—	—	—	1,016,620
INTANGIBLE ASSETS	—	424,751	1,500	—	—	426,251
DEFERRED FINANCING COSTS	—	30,695	—	—	—	30,695
OTHER ASSETS	—	1,480	(54)	86	—	1,512
INVESTMENT IN SUBSIDIARIES	380,674	4,791	—	—	(385,465)	—

TOTAL ASSETS	$380,674	$1,767,788	$6,001	$24,132	$(389,167)	$1,789,428

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$20,259	$407	$967	$—	$21,633
Accrued payroll	—	13,174	182	269	—	13,625
Accrued interest	—	19,850	—	—	—	19,850
Accrued income taxes	—	1,522	—	—	—	1,522
Accrued purchases of property and equipment	—	1,241	—	—	—	1,241
Accrued sales tax	—	1,380	—	—	—	1,380
Other accrued liabilities	—	11,103	1,430	1,033	—	13,566
Current portion of long-term debt	—	6,500	—	—	—	6,500

TOTAL CURRENT LIABILITIES	—	75,029	2,019	2,269	—	79,317

DEFERRED COMPENSATION OBLIGATION	—	388	—	—	—	388
DEFERRED TAX LIABILITIES		105,370	—	—	—	105,370
LONG-TERM DEBT	—	1,212,875	—	—	—	1,212,875
DEFERRED RENT	—	9,440	4	—	—	9,444
INTERCOMPANY	—	(18,441)	4,573	24,709	(10,841)	—
STOCKHOLDERS’ EQUITY	380,674	383,127	(595)	(2,846)	(378,326)	382,034

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$380,674	$1,767,788	$6,001	$24,132	$(389,167)	$1,789,428

YANKEE HOLDING CORP. AND SUBSIDIARIES (AND PREDECESSOR)

PREDECESSOR

CONDENSED CONSOLIDATING BALANCE SHEET

December 30, 2006

(in thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,667	$2,362	$3,744	$—	$22,773
Accounts receivable, net	26,440	742	6,587	—	33,769
Inventory	52,633	1,475	8,527	(1,505)	61,130
Prepaid expenses and other current assets	8,040	87	524	—	8,651
Deferred tax assets	5,549	323	—	—	5,872

TOTAL CURRENT ASSETS	109,329	4,989	19,382	(1,505)	132,195

PROPERTY, PLANT AND EQUIPMENT, NET	138,653	938	1,012	—	140,603
MARKETABLE SECURITIES	2,021	—	—	—	2,021
DEFERRED TAX ASSETS	67,288	—	—	—	67,288
GOODWILL	11,756	2,096	—	—	13,852
INTANGIBLE ASSETS	14,445	1,179	—	—	15,624
DEFERRED FINANCING COSTS	596	—	—	—	596
OTHER ASSETS	652	—	91	—	743
INVESTMENT IN SUBSIDIARIES	8,716	—	—	(8,716)	—

TOTAL ASSETS	$353,456	$9,202	$20,485	$(10,221)	$372,922

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$24,166	$414	$1,472	$—	$26,052
Accrued payroll	19,253	268	281	—	19,802
Accrued interest	428	—	—	—	428
Accrued income taxes	27,286	(371)	(17)	(298)	26,600
Accrued purchases of property and equipment	3,515	—	—	—	3,515
Accrued sales tax	5,168	—	—	—	5,168
Other accrued liabilities	12,788	2,449	1,098	—	16,335

TOTAL CURRENT LIABILITIES	92,604	2,760	2,834	(298)	97,900

DEFERRED COMPENSATION OBLIGATION	2,213	—	—	—	2,213
LONG-TERM DEBT	140,000	—	—	—	140,000
DEFERRED RENT	17,244	—	—	—	17,244
INTERCOMPANY	(14,170)	2,718	11,305	147	—
STOCKHOLDERS’ EQUITY	115,565	3,724	6,346	(10,070)	115,565

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$353,456	$9,202	$20,485	$(10,221)	$372,922

YANKEE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Thirteen Weeks Ended June 30, 2007

(in thousands)

	Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
Sales	$—	$127,385	$1,548	$8,175	$(3,693)	$133,415
Cost of sales	—	68,196	1,204	6,785	(3,267)	72,918

Gross profit	—	59,189	344	1,390	(426)	60,497

Selling expenses	—	44,835	912	1,863	—	47,610
General and administrative expenses	—	18,431	—	—	—	18,431

Loss from operations	—	(4,077)	(568)	(473)	(426)	(5,544)

Interest income	—	—	—	(8)	—	(8)
Interest expense	—	25,578	—	—	—	25,578
Other income	—	(127)	—	(549)	—	(676)

(Loss) income before (benefit) provision for income taxes	—	(29,528)	(568)	84	(426)	(30,438)

(Benefit) provision for income taxes	—	(13,348)	(257)	25	(193)	(13,773)

(Loss) income before equity earnings in subsidiaries	—	(16,180)	(311)	59	(233)	(16,665)

Equity losses of subsidiaries, net of tax benefit	16,665	252	—	—	(16,917)	—

Net (loss) income	$(16,665)	$(16,432)	$(311)	$59	$16,684	$(16,665)

YANKEE HOLDING CORP. AND SUBSIDIARIES (AND PREDECESSOR)

PREDECESSOR

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Thirteen Weeks Ended July 1, 2006

(in thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
Sales	$113,744	$1,372	$5,334	$(4,199)	$116,251
Cost of sales	51,070	719	4,353	(3,027)	53,115

Gross profit	62,674	653	981	(1,172)	63,136

Selling expenses	34,171	968	1,443	—	36,582
General and administrative expenses	15,056	—	—	—	15,056

Loss from operations	13,447	(315)	(462)	(1,172)	11,498

Interest income	—	—	(6)	—	(6)
Interest expense	3,740	—	—	—	3,740
Other income	(143)	—	(5)	—	(148)

(Loss) income before (benefit) provision for income taxes	9,850	(315)	(451)	(1,172)	7,912

(Benefit) provision for income taxes	3,660	(117)	—	(457)	3,086

(Loss) income before equity earnings in subsidiaries	6,190	(198)	(451)	(715)	4,826

Equity losses of subsidiaries, net of tax benefit	649	—	—	(649)	—

Net (loss) income	$5,541	$(198)	$(451)	$(66)	$4,826

YANKEE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Period February 6, 2007 to June 30, 2007

(in thousands)

	Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
Sales	$—	$215,721	$2,428	$12,926	$(8,043)	$223,032
Cost of sales	—	129,209	1,921	14,250	(6,354)	139,026

Gross profit	—	86,512	507	(1,324)	(1,689)	84,006

Selling expenses	—	72,497	1,459	3,097	—	77,053
General and administrative expenses	—	30,253	—	—	—	30,253

Loss from operations	—	(16,238)	(952)	(4,421)	(1,689)	(23,300)

Interest income	—	—	—	(19)	—	(19)
Interest expense	—	41,441	—	—	—	41,441
Other income	—	(145)	—	(541)	—	(686)

(Loss) income before (benefit) provision for income taxes	—	(57,534)	(952)	(3,861)	(1,689)	(64,036)

(Benefit) provision for income taxes	—	(24,375)	(404)	(1,158)	(702)	(26,639)

(Loss) income before equity earnings in subsidiaries	—	(33,159)	(548)	(2,703)	(987)	(37,397)

Equity losses of subsidiaries, net of tax benefit	37,397	3,251	—	—	(40,648)	—

Net (loss) income	$(37,397)	$(36,410)	$(548)	$(2,703)	$39,661	$(37,397)

YANKEE HOLDING CORP. AND SUBSIDIARIES (AND PREDECESSOR)

PREDECESSOR

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the prior December 31, 2006 to February 5, 2007

(in thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
Sales	$52,861	$555	$1,747	$(1,781)	$53,382
Cost of sales	23,935	385	1,473	(1,240)	24,553

Gross profit	28,926	170	274	(541)	28,829

Selling expenses	15,312	338	551	—	16,201
General and administrative expenses	13,828	—	—	—	13,828

Loss from operations	(214)	(168)	(277)	(541)	(1,200)

Interest income	—	—	(1)	—	(1)
Interest expense	986	—	—	—	986
Other (income) expense	(39)	—	24	—	(15)

Loss before benefit for income taxes	(1,161)	(168)	(300)	(541)	(2,170)

Benefit for income taxes	(144)	(21)	(90)	(85)	(340)

Loss before equity earnings in subsidiaries	(1,017)	(147)	(210)	(456)	(1,830)

Equity losses of subsidiaries, net of tax benefit	357	—	—	(357)	—

Net loss	$(1,374)	$(147)	$(210)	$(99)	$(1,830)

YANKEE HOLDING CORP. AND SUBSIDIARIES (AND PREDECESSOR)

PREDECESSOR

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Twenty-Six Weeks Ended July 1, 2006

(in thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
Sales	$244,361	$2,729	$10,209	$(7,135)	$250,164
Cost of sales	111,553	1,375	8,143	(6,020)	115,051

Gross profit	132,808	1,354	2,066	(1,115)	135,113

Selling expenses	69,109	1,939	2,800	—	73,848
General and administrative expenses	30,520	—	—	—	30,520

Income (loss) from operations	33,179	(585)	(734)	(1,115)	30,745

Interest income	—	—	(13)	—	(13)
Interest expense	6,526	—	3	—	6,529
Other income	(275)	—	(19)	—	(294)

Income (loss) before provision for income taxes	26,928	(585)	(705)	(1,115)	24,523

Provision (benefit) for income taxes	7,723	(168)	—	(329)	7,226

Income (loss) before equity in earnings of subsidiaries	19,205	(417)	(705)	(786)	17,297

Equity losses of subsidiaries, net of tax benefit	1,122	—	—	(1,122)	—

Net income (loss)	$18,083	$(417)	$(705)	$336	$17,297

YANKEE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Period February 6, 2007 to June 30, 2007

(in thousands)

	Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
CASH FLOWS (USED IN ) PROVIDED BY OPERATING ACTIVITIES:
Net income	$(37,397)	$(36,410)	$(548)	$(2,703)	$39,661	$(37,397)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	18,084	193	110	—	18,387
Unrealized loss on marketable securities	—	220	—	—	—	220
Stock based compensation expense	—	402	—	—	—	402
Deferred taxes	—	(15,307)	382	—	—	(14,925)
Non-cash charge related to increased inventory carrying value	—	40,472	—	—	—	40,472
Loss on disposal of fixed assets		7				7
Investments in marketable securities	—	(533)	—	—	—	(533)
Changes in assets and liabilities
Accounts receivable, net	—	(910)	(19)	(1,737)	—	(2,666)
Inventory	—	(12,542)	129	(3,042)	1,663	(13,792)
Prepaid expenses and other assets	—	(15,921)	1,695	252	—	(13,974)
Accounts payable	—	1,145	184	(176)	—	1,153
Income Taxes Payable	—	(26,068)	371	17	298	(25,382)
Accrued expenses and other liabilities	—	17,995	(551)	(355)	—	17,089

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(37,397)	(29,366)	1,836	(7,634)	41,622	(30,939)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	—	(12,904)	(15)	(78)	—	(12,997)
Proceeds from the sale of property and equipment	—	5	—	—	—	5
Acquisition of the Company	—	(1,429,476)	—	—	—	(1,429,476)

NET CASH USED IN INVESTING ACTIVITIES	—	(1,442,375)	(15)	(78)	—	(1,442,468)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repayments of existing bank loan	—	(158,625)	—	—	—	(158,625)
Net proceeds from issuance of common stock	418,071	—	—	—	—	418,071
Borrowings under senior secured term loan facility	—	650,000	—	—	—	650,000
Deferred financing costs	—	(32,344)	—	—	—	(32,344)
Borrowings under senior secured revolving credit facility	—	63,000	—	—	—	63,000
Borrowings under senior notes and senior subordinated notes	—	525,000	—	—	—	525,000
Intercompanies	(380,674)	416,591	(2,169)	7,874	(41,622)	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	37,397	1,463,622	(2,169)	7,874	(41,622)	1,465,102

EFFECT EXCHANGE RATE CHANGES ON CASH	—	—	—	59	—	59

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	—	(8,119)	(348)	221	—	(8,246)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	10,781	2,156	1,847	—	14,784

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$2,662	$1,808	$2,068	$—	$6,538

YANKEE HOLDING CORP. AND SUBSIDIARIES (AND PREDECESSOR)

PREDECESSOR

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Period December 31, 2006 to February 5, 2007

(in thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES:
Net loss	$(1,374)	$(147)	$(210)	$(99)	$(1,830)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,608	46	19	—	2,673
Unrealized gain on marketable securities	(31)	—	—	—	(31)
Stock based compensation expense	8,638	—	—	—	8,638
Deferred taxes	(3,905)	—	—	—	(3,905)
Loss on disposal and impairments of property and equipment	14	—	—	—	14
Investments in marketable securities	(27)	—	—	—	(27)
Excess tax benefit from exercise of stock options	(4,317)	—	—	—	(4,317)
Changes in assets and liabilities
Accounts receivable, net	(1,190)	159	1,210	—	179
Inventory	(2,396)	152	(1,029)	534	(2,739)
Prepaid expenses and other assets	697	1	(362)	—	336
Accounts payable	(3,895)	(191)	(357)	—	(4,443)
Income taxes payable	3,642	—	—	—	3,642
Accrued expenses and other liabilities	(7,437)	(550)	(270)	—	(8,257)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(8,973)	(530)	(999)	435	(10,067)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(2,250)	—	(3)	—	(2,253)
Proceeds from the sale of property and equipment	3	—	—	—	3

NET CASH USED IN INVESTING ACTIVITIES	(2,247)	—	(3)	—	(2,250)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Excess tax benefit from exercise of stock options	4,317	—	—	—	4,317
Intercompany	1,017	324	(906)	(435)	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	5,334	324	(906)	(435)	4,317

EFFECT EXCHANGE RATE CHANGES ON CASH	—	—	11	—	11

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,886)	(206)	(1,897)	—	(7,989)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	16,667	2,362	3,744	—	22,773

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,781	$2,156	$1,847	$—	$14,784

YANKEE HOLDING CORP. AND SUBSIDIARIES (AND PREDECESSOR)

PREDECESSOR

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Twenty-Six Weeks Ended July 1, 2006

(in thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES:
Net income (loss)	$18,083	$(417)	$(705)	$336	$17,297
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	12,729	167	84	—	12,980
Unrealized loss (gain) on marketable securities	5	—	—	—	5
Stock based compensation expense	2,762	—	—	—	2,762
Deferred taxes	3,078	362	—	—	3,440
Loss on disposal and impairments of property and equipment	117	—	—	—	117
Excess tax benefit from exercise of stock options	(914)	—	—	—	(914)
Investments in marketable securities	(437)	—	—	—	(437)
Changes in assets and liabilities
Accounts receivable, net	10,055	(27)	459	—	10,487
Inventory	(14,145)	(266)	(2,089)	1,078	(15,422)
Prepaid expenses and other assets	(2,422)	(8)	(385)	—	(2,815)
Accounts payable	(9,531)	(21)	(81)	—	(9,633)
Income taxes payable	(19,200)	—	—	—	(19,200)
Accrued expenses and other liabilities	(16,895)	(1,007)	(191)	—	(18,093)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(16,715)	(1,217)	(2,908)	1,414	(19,426)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(11,667)	(701)	(66)	—	(12,434)
Payment of contingent consideration on GBI acquisition	(1,333)	—	—	—	(1,333)
Proceeds from sale of property and equipment	7	—	—	—	7

NET CASH USED IN INVESTING ACTIVITIES	(12,993)	(701)	(66)	—	(13,760)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Net borrowings under bank credit agreements	73,000	—	—	—	73,000
Repurchases of common stock	(41,977)	—	—	—	(41,977)
Dividends paid	(5,093)	—	—	—	(5,093)
Excess tax benefit from exercise of stock options	914	—	—	—	914
Deferred financing costs	(246)	—	—	—	(246)
Net proceeds from issuance of common stock	3,406	—	—	—	3,406
Intercompanies	(3,167)	1,376	3,205	(1,414)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	26,837	1,376	3,205	(1,414)	30,004

EFFECT EXCHANGE RATE CHANGES ON CASH	—	—	131	—	131

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,871)	(542)	362	—	(3,051)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,906	2,138	1,611	—	12,655

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,035	$1,596	$1,973	$—	$9,604

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to inventories, derivative financial instruments, restructuring costs, bad debts, intangible assets, income taxes, promotional allowances, sales returns, self-insurance, debt service and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about operating results and the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, involve its more significant estimates and judgments and are therefore particularly important to an understanding of our results of operations and financial position.

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

Sales/receivables

We sell our products both directly to retail customers and through wholesale channels. Merchandise sales are recognized upon transfer of ownership, including passage of title to the customer and transfer of the risk of loss related to those goods. In our wholesale segment, products are shipped Free On Board shipping point; however revenue is recognized at the time the product is received by the customer due to our practice of absorbing risk of loss in the event of damaged or lost shipments. In our retail segment, transfer of title takes place at the point of sale (i.e., at our retail stores). There are no situations, either in our wholesale or retail segments, where legal risk of loss does not transfer immediately upon receipt by our customers. Although we do not provide a contractual right of return, in the course of arriving at practical business solutions to various claims, we have allowed sales returns and allowances. In these situations, customer claims for credit or return due to damage, defect, shortage or other reason must be pre–approved by us before credit is issued or such product is accepted for return. Such returns have not precluded sales recognition because we have a long history with such returns, which we use in constructing a reserve. This reserve, however, is subject to change. In our wholesale segment, we have included a reserve in our financial statements representing our estimated obligation related to promotional marketing activities. In addition to returns, we bear credit risk relative to our wholesale customers. We have provided a reserve for bad debts in our financial statements based on our estimates of the creditworthiness of our customers. However, this reserve is also subject to change. Changes in these reserves could affect our operating results.

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

Included within selling expenses are costs directly related to both Wholesale and Retail operations and primarily consist of payroll, occupancy, advertising and other operating costs, as well as pre–opening costs, which are expensed as incurred.

Included within general and administrative expenses are costs associated with corporate overhead departments, including senior management, accounting, information systems, management incentive programs and bonus and costs that are not readily allocable to either the retail or wholesale segments.

Inventory

We write down our inventory for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value, based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write–downs may be required. Prior to the Merger we valued our inventory at the lower of cost or fair market value on a last–in first–out (“LIFO”) basis. At February 6, 2007, as a result of purchase accounting, inventories were revalued by approximately $43.5 million to estimated fair value. Since the Merger on February 6, 2007, we have valued our inventory at the lower of cost or market on a first–in first–out (“FIFO”) basis. Fluctuations in inventory levels along with the cost of raw materials could impact the carrying value of our inventory. Changes in the carrying value of inventory could affect our operating results.

Derivative instruments

In accordance with SFAS No. 133, as amended, the Company had designated certain derivative arrangements entered into on February 14, 2007 as cash flow hedges and recognizes the fair value of the instruments on the consolidated balance sheet. Gains and losses related to a hedge and that result from changes in the fair value of the hedge are either recognized in income immediately to offset the gain or loss on the hedged item, or the effective portion is deferred and reported as a component of other comprehensive income in stockholders’ equity and subsequently recognized in income when the hedged item affects earnings. To record this swap as of June 30, 2007 the Company recorded the fair value of the derivative asset of $1.7 million in other current assets, offset by $1.1 million and $0.6 million in other comprehensive income and deferred taxes, respectively.

Taxes

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, or FIN 48, effective December 31, 2006. FIN 48 clarifies whether or not to recognize assets or liabilities for tax positions taken that may be challenged by a taxing authority. As a result of the implementation of FIN 48, the Company recognized a $0.2 million increase in the liability for unrecognized tax benefits, which was accounted for as a decrease to retained earnings. As of December 30, 2006, the Company had $1.4 million of unrecognized tax benefits, of which the entire amount would reduce income tax expense if recognized.

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

Equity-based compensation

Effective as of the beginning of the first quarter of fiscal 2006, we adopted Statement of Financial Accounting Standards No. 123(R) “Share–Based Payment” (“SFAS 123(R)”). SFAS 123(R) is a revision of SFAS No. 123, as amended, “Accounting for Stock–Based

Compensation” (“SFAS 123”), and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123(R) eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS 123 and requires that the cost resulting from all share–based payment transactions be recognized in the financial statements. SFAS 123(R) establishes fair value as the measurement objective in accounting for share–based payment arrangements and requires all companies to apply a fair–value–based measurement method in accounting for all share–based payment transactions with employees. We adopted SFAS 123(R) using a modified prospective application, as permitted under SFAS 123(R). Accordingly, prior period amounts have not been restated. Under this application, we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

Equity–based compensation charges amounted to $1.6 million for the thirteen weeks ended July 1, 2006. There was no equity-based compensation charges during the thirteen weeks ended June 30, 2007. For the period February 6, 2007 to June 30, 2007, the period December 31, 2006 to February 5, 2007 and for the twenty-six weeks ended July 1, 2006 equity-based compensation expense was $0.4 million, $8.6 million and $2.8 million, respectively.

The fair value of the stock options granted was estimated on the date of grant using a Black–Scholes option valuation model. The risk–free rate is based on the U.S. Treasury yield curve in effect at the time of grant which most closely correlates with the expected life of the options. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the historical exercise behavior of employees. Expected volatility was based on a combination of implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock and other factors. Expected dividend yield was based on the Company’s dividend policy at the time the options were granted.

Since the Company is no longer publicly traded, the Company based its estimate of expected volatility on the average historical volatility of a group of six comparable companies. The historical volatilities of the comparable companies were measured over a 5–year historical period. The Company’s historical volatility prior to the acquisition was also considered in the estimate of expected volatility. The expected term of the Class B Units granted represents the period of time that the Units are expected to be outstanding and is assumed to be 5 years. The Company is not expected to pay dividends, and accordingly, the dividend yield is zero. The risk free interest rate for a period commensurate with the expected term was based on the U.S. Treasury yield curve in effect at the time of issuance.

Self-insurance

We are self-insured for certain losses related to health insurance and worker’s compensation, although we maintain stop–loss coverage with third–party insurers to limit our liability exposure. Liabilities associated with these losses are estimated in part by considering historical claims experience, industry factors, severity factors and other actuarial assumptions.

Impact of Merger and Transactions

The Transactions have been accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations”, whereby the purchase price paid to effect the Transactions was preliminarily allocated to acquired assets and liabilities at fair value. The Transactions and the preliminary allocation of the purchase price have been recorded as of February 6, 2007.

Independent third–party appraisers were engaged to assist management to determine the value certain tangible and intangible assets as well as liabilities acquired. As of June 30, 2007, the Company has recorded preliminary purchase accounting adjustments to increase the carrying value of property and equipment and inventory, to establish intangible assets for tradenames, customer lists and favorable lease commitments and to revalue the Company’s long-term deferred rent obligation, among other things.

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

Cash consideration purchase price:
Paid to shareholders	$1,413,527
Transaction costs	15,949

1,429,476

Net assets acquired:
Inventory	107,357
Property and equipment	154,995
Trade receivables	33,614
Other assets	14,960
Record intangible assets acquired:
Tradenames	364,800
Customer lists	64,700
Favorable lease agreements	2,330
Unfavorable lease agreements	(8,652)
Current liabilities assumed	(136,640)
Tax impact of purchase accounting adjustments	(184,608)

Net assets acquired at fair value	412,856

Goodwill	$1,016,620

Goodwill is not deductible for tax purposes. The assignment of goodwill to reportable segments has not been completed as of June 30, 2007.

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

New Wholesale Accounts. The timing of new wholesale accounts may have an impact on our quarterly results due to the size of initial opening orders and promotional programs associated with the roll–out of orders.

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

Our multi–channel distribution strategy enables us to offer Yankee Candle® products through a wide variety of locations and venues. We sell our products through an extensive and growing wholesale customer network in North America and through our growing retail store base located primarily in malls. As of June 30, 2007, we had 434 Company–owned and operated stores, including 18 Illuminations stores, and approximately 19,000 wholesale locations, including our European operations. In addition, we own and operate a 90,000 square foot flagship store in South Deerfield, Massachusetts and a 42,000 square foot flagship store in Williamsburg, Virginia. We also sell our products directly to consumers through our catalogs and our Internet web sites at www.yankeecandle.com, www.illuminations.com and www.aromanaturals.com. Outside North America, we sell our products through international distributors and to an international wholesale customer network through our distribution center located in Bristol, England. As a result of acquisitions in recent years, our operations also include (i) our Illuminations division, a designer and marketer of premium scented candles, candle accessories and other home décor products under the Illuminations brand, pursuant to which we operate 18 Illuminations retail stores (as of June 30, 2007) in California, Arizona and Washington, (ii) our Yankee Candle fundraising division and (iii) our wholly owned subsidiary, Aroma Naturals, Inc., a specialized line of wellness candles and aromatherapy products.

Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. Our revenue and earnings are typically greater during our fiscal fourth quarter, which includes the majority of the holiday selling season.

In accordance with generally accepted accounting principles, we have separated our historical financial results for the Predecessor and Successor. The separate presentation is required under generally accepted accounting principles when there is a change in accounting basis, which occurred when purchase accounting was applied to the acquisition of the Predecessor. Purchase accounting requires that the historical carrying value of assets acquired and liabilities assumed be adjusted to fair value, which may yield results that are not comparable on a period–to–period basis due to the different, and sometimes higher, cost basis associated with the allocation of the purchase price. In addition, due to financial transactions completed in connection with the Merger, we experienced other changes in our results of operations for the period following the Merger. There have been no material changes to the operations or customer relationships of our business as a result of the acquisition of the Predecessor.

In evaluating our results of operations and financial performance, our management has used combined results for the twenty-six weeks ended June 30, 2007 as a single measurement period. Due to the Transactions, we believe that comparisons between the twenty-six weeks ended July 1, 2006 and either the Predecessor’s results for the period December 31, 2006 to February 5, 2007 or the Successor’s results for the period February 6, 2007 to June 30, 2007 may impede the ability of users of our financial information to understand our operating and cash flow performance.

Consequently, to enhance an analysis of operating results and cash flows, we have presented our operating results and cash flows on a combined basis for the twenty-six weeks ended June 30, 2007. This combined presentation for the twenty-six weeks ended June 30, 2007 represents the mathematical addition of the pre–Merger results of operations of the Predecessor for the period December 31, 2006 to February 5, 2007 and the results of operations for the Successor for the period from February 6, 2007 to June 30, 2007. We believe the combined presentation provides relevant information for investors. These combined results, however are not intended to represent what our operating results would have been had the Transactions occurred at the beginning of the period. A reconciliation showing the mathematical combination of our operating results for such periods is included below under “Results of Operations.”

In the following discussion, comparisons are made between the twenty-six week periods ended June 30, 2007 and July 1, 2006, notwithstanding the presentation in our condensed consolidated statements of operations for the twenty-six of fiscal 2007 which is comprised of the period from December 31, 2006 to February 5, 2007 (Predecessor) and the period from February 6, 2007 to June 30, 2007 (Successor). We do not believe a discussion of the various periods presented for the twenty-six weeks of fiscal 2007 in the condensed consolidated statements of operations would be meaningful and, accordingly, we have prepared the discussion of our results of operations by comparing the twenty-six weeks of fiscal 2007 to the twenty-six weeks of fiscal 2006 without regard to the differentiation between the period from December 31, 2006 to February 5, 2007 (Predecessor) and the period from February 6, 2007 to June 30, 2007 (Successor).

Beginning in the second quarter of 2007, we have elected to report our fundraising division, Yankee Candle Company Fundraising (formerly known as GBI fundraising division), within our retail segment and as such, have restated historical information to be comparative with the current year presentation. This division had historically been reported within our wholesale segment. This change was done to consistent with the fact that the fundraising division is now manager by and reports to the Company’s Senior Vice President of Retail.

The following table reconciles the twenty-six weeks ended June 30, 2007 condensed consolidated statements of operations with the discussion of the results of operations that follows:

	Successor Period February 6, 2007 to June 30, 2007	Predecessor Period December 31, 2006 to February 5, 2007	Non-GAAP Combined Twenty-Six Weeks Ended June 30, 2007
Sales	$223,032	$53,382	$276,414
Cost of sales	139,026	24,553	163,579

Gross profit	84,006	28,829	112,835
Selling expenses	77,053	16,201	93,254
General and administrative expenses	30,253	13,828	44,081

Loss from operations	(23,300)	(1,200)	(24,500)
Interest income	(19)	(1)	(20)
Interest expense	41,441	986	42,427
Other income	(686)	(15)	(701)

Loss before benefit for income taxes	(64,036)	(2,170)	(66,206)
Benefit for income taxes	(26,639)	(340)	(26,979)

Net loss	$(37,397)	$(1,830)	$(39,227)

In addition, the following table sets forth the various components of our condensed consolidated statements of operations, expressed as a percentage of sales, for the periods indicated that are used in connection with the discussion herein.

	Successor Thirteen Weeks Ended June 30, 2007	Predecessor Thirteen Weeks Ended July 1, 2006	Non-GAAP Combined Twenty-Six Weeks Ended June 30, 2007	Predecessor Twenty-Six Weeks Ended July 1, 2006
Statements of Operations Data:
Sales:
Wholesale	46.2%	46.8%	48.9%	49.5%
Retail	53.8%	53.2%	51.1%	50.5%

Total net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	54.7%	45.7%	59.2%	46.0%

Gross profit	45.3%	54.3%	40.8%	54.0%
Selling expenses	35.7%	31.5%	33.7%	29.5%
General and administrative expenses	13.8%	12.9%	16.0%	12.2%

(Loss) income from operations	(4.2)%	9.9%	(8.9)%	12.3%

Net other expense	18.6%	3.1%	15.1%	2.5%

(Loss) income before (benefit) provision for income taxes	(22.8)%	6.8%	(24.0)%	9.8%
(Benefit) provision for income taxes	(10.3)%	2.6%	(9.8)%	2.9%

Net (loss) income	(12.5)%	4.2%	(14.2)%	6.9%

Thirteen weeks ended June 30, 2007 versus the Thirteen weeks ended July 1, 2006

SALES

Sales increased 14.8% to $133.4 million for the thirteen weeks ended June 30, 2007 from $116.3 million for the thirteen weeks ended July 1, 2006.

Retail Sales

Retail sales increased 16.0% to $71.8 million for the thirteen weeks ended June 30, 2007 from $61.9 million for the thirteen weeks ended July 1, 2006. The increase in retail sales was achieved primarily through increased sales attributable to stores opened and acquired in 2006 that have not entered the comparable store base (which in 2006 were open for less than a full year), including Illuminations stores, of approximately $5.6 million, increased comparable store sales of $1.4 million, the addition of 14 new Yankee Candle retail stores opened in 2007 which increased sales by approximately $1.4 million, an increase in our Yankee Candle Fundraising division of approximately $1.2 million and an increase in our catalog and Internet sales of approximately $0.3 million.

Comparable store and catalog and Internet sales for the thirteen weeks ended June 30, 2007 increased 3.0% compared to the thirteen weeks ended July 1, 2006. Retail comparable store sales for the thirteen weeks ended June 30, 2007 increased 2.7% compared to the thirteen weeks ended July 1, 2006. Comparable store sales represent a comparison of sales during the corresponding fiscal periods on stores in our comparable stores sales base. A store first enters our comparable store sales base in the fourteenth fiscal month of operation. There were 382 stores included in the comparable store base as of June 30, 2007, and 45 of these stores were included for less than a full year. There are no Illuminations stores included in our comparable store base. There were 434 retail stores open as of June 30, 2007 compared to 385 retail stores open as of July 1, 2006 and 420 retail stores open as of December 30, 2006. Permanently closed stores are excluded from the comparable store calculation beginning in the month in which the store closes.

Wholesale Sales

Wholesale sales, including European operations, increased 13.4% to $61.7 million for the thirteen weeks ended June 30, 2007 from $54.4 million for the thirteen weeks ended July 1, 2006. The increase in wholesale sales was achieved primarily from increased sales in our European operations of approximately $2.8 million, increased sales to domestic wholesale locations in operation prior to July 1, 2006 of approximately $1.9 million, sales derived from new product ventures of $1.3 million, increased sales to domestic wholesale locations opened during the last 12 months of approximately $1.1 million, and increased sales from our Aroma Naturals subsidiary of $0.2 million.

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

Gross profit decreased 4.2% to $60.5 million for the thirteen weeks ended June 30, 2007 from $63.1 million for the thirteen weeks ended July 1, 2006. As a percentage of sales, gross profit decreased to 45.3% for the thirteen weeks ended June 30, 2007 from 54.3% for the thirteen weeks ended July 1, 2006. The effect of purchase accounting adjustments primarily related to the amortization of the increased carrying value of inventory decreased gross profit by approximately $13.5 million, or 10.1% of sales for the thirteen weeks ended June 30, 2007.

Retail Gross Profit

Retail gross profit dollars decreased 1.9% to $39.7 million for the thirteen weeks ended June 30, 2007 from $40.4 million for the thirteen weeks ended July 1, 2006. The decrease in gross profit dollars was primarily due to the effect of purchase accounting adjustments of approximately $5.6 million and increased promotional activity of $2.9 million, partially offset by sales increases in our retail operations which contributed approximately $5.6 million, the acquisition of Illuminations in 2006 which contributed approximately $1.6 million and decreased costs in supply chain operations of approximately $0.6 million. As a percentage of sales, retail gross profit decreased to 55.3% for the thirteen weeks ended June 30, 2007 from 65.3% for the thirteen weeks ended July 1, 2006. The decrease in retail gross profit rate was primarily the result of the effect of purchase accounting adjustments of approximately 7.8%, decreased profitability in our Yankee Candle fundraising division of approximately 1.2%, increased marketing and promotional activity of 1.2% and the acquisition of Illuminations in 2006 of 1.0%, offset in part by increased productivity in supply chain operations of 0.4%, an increase in retail sales of approximately 0.4%, and improvement in the merchandise rate and mix of 0.4%.

Wholesale Gross Profit

Wholesale gross profit dollars decreased 8.2% to $20.8 million for the thirteen weeks ended June 30, 2007 from $22.7 million for the thirteen weeks ended July 1, 2006. The decrease in wholesale gross profit dollars was primarily attributable to the effect of purchase accounting adjustments of $7.4 million offset in part by sales increases within our European and domestic wholesale operations, which contributed approximately $4.9 million and decreased costs in our supply chain operations of approximately $0.6 million. As a percentage of sales, wholesale gross profit decreased to 33.8% for the thirteen weeks ended June 30, 2007 from 41.7% for the thirteen weeks ended July 1, 2006. The decrease in wholesale gross profit rate was primarily the result of the effect of purchase accounting adjustments of approximately 11.8%, an adverse change in our wholesale merchandise rate and mix of 0.1%, offset in part by decreased marketing and promotional activity of 0.1%, increased productivity in supply chain operations of approximately 0.9% and a 3.0% increase attributable to increased sales.

SELLING EXPENSES

Selling expenses increased 30.1% to $47.6 million for the thirteen weeks ended June 30, 2007 from $36.6 million for the thirteen weeks ended July 1, 2006. These expenses are related to both wholesale and retail operations and consist of payroll, occupancy, advertising and other operating costs, as well as pre-opening costs, which are expensed as incurred. In addition, the effect of purchase accounting adjustments of approximately $4.0 million related to additional occupancy costs is included in selling expense for the thirteen weeks ended June 30, 2007. As a percentage of sales, selling expenses were 35.7% and 31.5% for the thirteen weeks ended June 30, 2007 and July 1, 2006, respectively.

Retail Selling Expenses

Retail selling expenses increased 23.4% to $39.6 million for the thirteen weeks ended June 30, 2007 from $32.1 million for the thirteen weeks ended July 1, 2006. These expenses relate to payroll, occupancy, advertising and other store operating costs, as well as pre–opening costs, which are expensed as incurred. As a percentage of retail sales, retail selling expenses were 55.1% and 51.8% for the thirteen weeks ended June 30, 2007 and July 1, 2006, respectively. The increase in retail selling expenses in dollars was primarily related to selling expenses incurred in our Illuminations stores of $3.6 million, 14 new Yankee Candle retail stores opened in 2007 and the 28 new Yankee Candle retail stores opened in 2006 which together contributed approximately $2.2 million, increased labor costs of approximately $0.4 million, increased marketing costs of approximately $0.3 million and the effect of purchase accounting adjustments of approximately $1.0 million. The increase in selling expense rate was primarily due to the Illuminations stores of 2.4%, the effect of purchase accounting adjustments of 1.3% and selling expenses of our two most recent store classes of 0.3% offset in part by the leveraging of sales in our Yankee Candle Fundraising division of 0.7%.

Wholesale Selling Expenses

Wholesale selling expenses increased 77.8% to $8.1 million for the thirteen weeks ended June 30, 2007 from $4.5 million for the thirteen weeks ended July 1, 2006. These expenses relate to payroll, advertising and other operating costs. As a percentage of wholesale sales, wholesale selling expenses were 13.1% and 8.3% for the thirteen weeks ended June 30, 2007 and July 1, 2006, respectively. The increase in wholesale selling expenses in dollars was primarily the result of the effect of purchase accounting adjustments of $3.1 million and $0.5 million of increased selling expenses related to our European operations. The increase in wholesale selling expense as a percentage of wholesale sales was attributable to the effect of purchase accounting adjustments of 4.8%.

SEGMENT PROFITABILITY

Segment profitability is sales less cost of sales and selling expenses.

Retail Operations

Segment profitability for our retail operations was $0.1 million or 0.2% of retail sales for the thirteen weeks ended June 30, 2007 compared to $8.4 million or 13.6% of retail sales for the thirteen weeks ended July 1, 2006. The decrease in retail segment profitability in dollars was primarily due to the effect of purchase accounting adjustments of $6.7 million, increased promotional activity of $2.9 million, increased selling expenses in our Yankee Candle retail stores of approximately $2.9 million and our Illuminations stores acquired in the third quarter of fiscal 2006 of $2.0 million, offset in part by sales increases in our retail operations which contributed approximately $5.6 million and decreased costs in supply chain operations of approximately $0.6 million. The decrease in retail segment profit rate was primarily due to the effect of purchase accounting adjustments of 9.2%, our Illuminations stores acquired in the third quarter of fiscal 2006 of 3.4%, increased marketing and promotional activity of 1.2%, decreased profitability in our Yankee Candle Fundraising division of 0.5%, and increased selling expenses in our Yankee Candle Retail stores of approximately 0.3%, offset in part by increased productivity in our supply chain operations of 0.4%, sales increases in retail operations which contributed approximately 0.4%, and improvement in the merchandise rate and mix of 0.4%.

Wholesale Operations

Segment profitability for our wholesale operations, including Europe, was approximately $12.8 million or 20.7% of wholesale sales for the thirteen weeks ended June 30, 2007 compared to $18.2 million or 33.4% of wholesale sales for the thirteen weeks ended July 1, 2006. The decrease in wholesale segment profitability in dollars was primarily attributable to the effect of purchase accounting adjustments of approximately $10.4 million and an increase in selling expenses of $0.5 million, partially offset by increased sales in our domestic wholesale channel which contributed approximately $4.9 million and decreased costs in our supply chain operations of $0.6 million. The decrease in wholesale segment profit rate was primarily the result of the effect of purchase accounting adjustments of 16.6% and an adverse change in our wholesale merchandise rate and mix of 0.1%, offset in part by decreased marketing and promotional activity of 0.1%, a 3.0% increase attributable to increased sales and increased productivity in supply chain operations of approximately 0.9%.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses, which consist primarily of personnel–related costs including senior management, accounting, information systems, management incentive programs and costs that are not readily allocable to either the retail or wholesale operations, increased 22.4% to $18.4 million for the thirteen weeks ended June 30, 2007 from $15.1 million for the thirteen weeks ended July 1, 2006. As a percentage of sales, general and administrative expenses were 13.8% and 12.9% for the thirteen weeks ended June 30, 2007 and July 1, 2006, respectively. The increase in general and administrative expense in dollars and rate was primarily the effect of purchase accounting adjustments of approximately $3.1 million or 2.3%.

NET OTHER EXPENSE

Net other expense was $24.9 million for the thirteen weeks ended June 30, 2007 compared to $3.6 million for the thirteen weeks ended July 1, 2006. The primary component of this expense was interest expense, which was $25.6 million and $3.7 million for the thirteen weeks ended June 30, 2007 and July 1, 2006, respectively. The increase in interest expense was primarily due to an increase in our average daily debt outstanding during the period primarily due to borrowings associated with the Merger of $1,175.0 million, subsequent drawings on the senior secured revolving credit facility of $46.0 million and increased borrowing rates as a result of an increase in bank lending rates associated with the new debt. Amortization of deferred financing costs was $1.0 million and $0.1 million for the thirteen weeks ended June 30, 2007 and July 1, 2006, respectively.

PROVISION FOR INCOME TAXES

The income tax benefit for the thirteen weeks ended June 30, 2007 was $13.8 million compared to a tax provision of $3.1 million for the thirteen weeks ended July 1, 2006. The effective tax rates for the thirteen weeks ended June 30, 2007 and July 1, 2006 were 45.2% and 39.0%, respectively.

Combined Twenty-six weeks ended June 30, 2007 versus the Twenty-six weeks ended July 1, 2006

SALES

Sales increased 10.5% to $276.4 million for the combined twenty-six weeks ended June 30, 2007 from $250.2 million for the twenty-six weeks ended July 1, 2006.

Retail Sales

Retail sales increased 11.6% to $141.1 million for the combined twenty-six weeks ended June 30, 2007 from $126.4 million for the twenty-six weeks ended July 1, 2006. The increase in retail sales was achieved primarily through increased sales attributable to stores opened and acquired in 2006 that have not entered the comparable store base (which in 2006 were open for less than a full year), including Illuminations stores, of approximately $10.8 million, the addition of 14 new Yankee Candle retail stores opened in 2007 which increased sales by approximately $1.5 million, increased comparable store sales of $1.5 million, an increase in our catalog and Internet sales of approximately $0.7 million, and an increase in our Yankee Candle Fundraising division of approximately $0.2 million.

Comparable store and catalog and Internet sales for the combined twenty-six weeks ended June 30, 2007 increased 1.8% compared to the twenty-six weeks ended July 1, 2006. Retail comparable store sales for the combined twenty-six weeks ended June 30, 2007 increased 1.4% compared to the thirteen weeks ended July 1, 2006. Comparable store sales represent a comparison of sales during the corresponding fiscal periods on stores in our comparable stores sales base. A store first enters our comparable store sales base in the fourteenth fiscal month of operation. There were 382 stores included in the comparable store base as of June 30, 2007, and 45 of these stores were included for less than a full year. There are no Illuminations stores included in our comparable store base. There were 434 retail stores open as of June 30, 2007 compared to 385 retail stores open as of July 1, 2006 and 420 retail stores open as of December 30, 2006. Permanently closed stores are excluded from the comparable store calculation beginning in the month in which the store closes.

Wholesale Sales

Wholesale sales, including European operations, increased 9.3% to $135.3 million for the combined twenty-six weeks ended June 30, 2007 from $123.8 million for the twenty-six weeks ended July 1, 2006. The increase in wholesale sales was achieved primarily from increased sales to domestic wholesale locations opened during the last 12 months of approximately $5.5 million, increased sales in our European operations of approximately $4.5 million, sales derived from new product ventures of $1.8 million, increased sales from our Aroma Naturals subsidiary of $0.3 million, offset in part by decreased sales to domestic wholesale locations in operation prior to July 1, 2006 of approximately $0.6 million.

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

Gross profit decreased 16.5% to $112.8 million for the combined twenty-six weeks ended June 30, 2007 from $135.1 million for the twenty-six weeks ended July 1, 2006. As a percentage of sales, gross profit decreased to 40.8% for the combined twenty-six weeks ended June 30, 2007 from 54.0% for the twenty-six weeks ended July 1, 2006. The effect of purchase accounting adjustments primarily related to the amortization of the increased carrying value of inventory recorded during the period February 6, 2007 to June 30, 2007 decreased gross profit by approximately $40.5 million, or 14.6% of sales for the combined twenty-six weeks ended June 30, 2007.

Retail Gross Profit

Retail gross profit dollars decreased 15.1% to $68.4 million for the combined twenty-six weeks ended June 30, 2007 from $80.6 million for the twenty-six weeks ended July 1, 2006. The decrease in gross profit dollars was primarily due to the effect of purchase accounting adjustments of approximately $21.9 million and increased promotional activity of $3.2 million, partially offset by sales increases in retail operations which contributed approximately $7.8 million, the acquisition of Illuminations in 2006 which contributed approximately $3.0 million and decreased costs in supply chain operations of approximately $2.1 million. As a percentage of sales, retail gross profit decreased to 48.5% for the combined twenty-six weeks ended June 30, 2007 from 63.8% for the twenty-six weeks ended July 1, 2006. The decrease in retail gross profit rate was primarily the result of the effect of purchase accounting adjustments of approximately 15.5%, the acquisition of Illuminations in 2006 of 1.3%, decreased profitability in our Yankee Candle Fundraising division of 0.6% and increased marketing and promotional activity of 0.2%, offset in part by improvement in the merchandise rate and mix of 0.5%, increased productivity in supply chain operations of 1.1%, and an increase in retail sales of approximately 0.7%.

Wholesale Gross Profit

Wholesale gross profit dollars decreased 18.5% to $44.4 million for the combined twenty-six weeks ended June 30, 2007 from $54.5 million for the twenty-six weeks ended July 1, 2006. The decrease in wholesale gross profit dollars was primarily attributable to the effect of purchase accounting adjustments of $18.5 million, increased costs in our supply chain operations of approximately $0.6 million and increased promotional activity of $0.2 million, offset in part by sales increases which contributed approximately $9.2 million. As a percentage of sales, wholesale gross profit decreased to 32.8% for the combined twenty-six weeks ended June 30, 2007 from 44.1% for the twenty-six weeks ended July 1, 2006. The decrease in wholesale gross profit rate was primarily the result of the effect of purchase accounting adjustments of approximately 13.7%, an adverse change in our wholesale merchandise rate and mix of 0.8% and increased marketing and promotional activity of 0.1%, offset in part by increased productivity in supply chain operations of approximately 0.3% and a 3.0% increase attributable to increased sales.

SELLING EXPENSES

Selling expenses increased 26.3% to $93.3 million for the combined twenty-six weeks ended June 30, 2007 from $73.8 million for the twenty-six weeks ended July 1, 2006. These expenses are related to both wholesale and retail operations and consist of payroll, occupancy, advertising and other operating costs, as well as preopening costs, which are expensed as incurred. In addition, the effect of purchase accounting adjustments of approximately $6.4 million are included in selling expense for the combined twenty-six weeks ended June 30, 2007. As a percentage of sales, selling expenses were 33.7% and 29.5% for the twenty-six weeks ended June 30, 2007 and July 1, 2006, respectively.

Retail Selling Expenses

Retail selling expenses increased 20.7% to $78.3 million for the combined twenty-six weeks ended June 30, 2007 from $64.9 million for the twenty-six weeks ended July 1, 2006. These expenses relate to payroll, occupancy, advertising and other store operating costs, as well as pre–opening costs, which are expensed as incurred. As a percentage of retail sales, retail selling expenses were 55.5% and 51.3% for the twenty-six weeks ended June 30, 2007 and July 1, 2006, respectively. The increase in retail selling expenses in dollars was primarily related to selling expenses incurred in our Illuminations stores of $7.1 million, 14 new Yankee Candle retail stores opened in 2007 and the 28 new retail stores opened in 2006 which together contributed approximately $4.0 million and the effect of purchase accounting adjustments of approximately $1.6 million, increased occupancy expenses of $0.4 and additional marketing spending of approximately $0.3 million. The increase in selling expense rate was primarily due to the Illuminations stores of 2.3%, the effect of purchase accounting adjustments of 1.1%, selling expenses of our two most recent store classes of 0.4% and additional marketing spending of 0.4%.

Wholesale Selling Expenses

Wholesale selling expenses increased 66.9% to $15.0 million for the combined twenty-six weeks ended June 30, 2007 from $9.0 million for the twenty-six weeks ended July 1, 2006. These expenses relate to payroll, advertising and other operating costs. As a percentage of wholesale sales, wholesale selling expenses were 11.0% and 7.2% for the combined twenty-six weeks ended June 30, 2007 and July 1, 2006, respectively. The increase in wholesale selling expenses in dollars was primarily the result of the effect of purchase accounting adjustments of $4.9 million, $0.9 million of increased selling expenses related to our European operations, and $0.2 million primarily due to increased marketing costs in our domestic wholesale operations. The increase in wholesale selling expense as a percentage of wholesale sales was primarily attributable to the effect of purchase accounting adjustments of 3.6% and to a lesser extent increased selling expenses related to our European operations of 0.3%.

SEGMENT PROFITABILITY

Segment profitability is sales less cost of sales and selling expenses.

Retail Operations

Segment profitability for our retail operations was a loss of approximately $9.9 million or 7.0% of retail sales for the combined twenty-six weeks ended June 30, 2007 compared to a profit of $15.7 million or 12.4% of retail sales for the twenty-six weeks ended July 1, 2006. The decrease in retail segment profitability in dollars was primarily due to the effect of purchase accounting adjustments of $23.5 million, increased selling expenses in our Yankee Candle retail operations of approximately $4.7 million, our Illuminations stores acquired in the third quarter of fiscal 2006 of $4.1 million and increased promotional activity of $3.2 million, offset in part by sales increases in retail operations which contributed approximately $7.8 million and decreased costs in supply chain operations of approximately $2.1 million. The decrease in retail segment profit rate was primarily due to the effect of purchase accounting adjustments of 16.5%, our Illuminations stores acquired in the third quarter of fiscal 2006 of 3.6%, decreased profitability in our Yankee Candle Fundraising division of 0.6%, increased marketing and promotional activity of 0.6% and increased selling expense in our Yankee Candle retail operations of approximately 0.4%, offset in part by increased productivity in supply chain operations of approximately 1.1%, sales increases in retail operations which contributed approximately 0.7% and improvement in the merchandise rate and mix of 0.5%.

Wholesale Operations

Segment profitability for our wholesale operations, including Europe, was approximately $29.5 million or 21.8% of wholesale sales for the combined twenty-six weeks ended June 30, 2007 compared to $45.6 million or 36.8% of wholesale sales for the twenty-six weeks ended July 1, 2006. The decrease in wholesale segment profitability in dollars was primarily attributable to the effect of purchase accounting adjustments of approximately $23.4 million, increased costs in our supply chain operations of approximately $0.6 million, an increase in selling expenses of $1.1 million and the impact of increased promotional activity of $0.2 million, partially offset by increased sales in our wholesale channel which contributed approximately $9.2 million. The decrease in wholesale segment profit rate was primarily the result of the effect of purchase accounting adjustments of 17.2%, an adverse change in our wholesale merchandise rate and mix of 0.8%, increased marketing and promotional activity of 0.1% and increased selling expenses of 0.2%, offset in part by a 3.0% increase attributable to increased sales and increased productivity in supply chain operations of approximately 0.3%.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses, which consist primarily of personnel–related costs including senior management, accounting, information systems, management incentive programs and costs that are not readily allocable to either the retail or wholesale operations, increased 44.4% to $44.1 million for the combined twenty-six weeks ended June 30, 2007 from $30.5 million for the twenty-six weeks ended July 1, 2006. As a percentage of sales, general and administrative expenses were 15.9% and 12.2% for the twenty-six weeks ended June 30, 2007 and July 1, 2006, respectively. The increase in general and administrative expense in dollars was primarily attributable to an increase in stock–based compensation expense of $8.2 million as a result of the accelerated vesting associated with stock options, restricted and performance shares that resulted from the Merger, costs incurred with the Merger of $5.1 million and increased medical insurance costs of $0.3 million. The increase in general and administrative expense as a percentage of sales for the combined twenty-six weeks ended June 30, 2007 was primarily due to the increase in stock compensation expense and costs incurred with the Merger.

NET OTHER EXPENSE

Net other expense was $41.7 million for the combined twenty-six weeks ended June 30, 2007 compared to $6.2 million for the twenty-six weeks ended July 1, 2006. The primary component of this expense was interest expense, which was $42.4 million and $6.5 million for the twenty-six weeks ended June 30, 2007 and July 1, 2006, respectively. The increase in interest expense was primarily due to an increase in our average daily debt outstanding during the period primarily due to borrowings associated with the Merger of $1,175.0 million and subsequent drawings on the senior secured revolving credit facility of $46 million and increased borrowing rates as a result of an increase in bank lending rates associated with the new debt. Amortization of deferred financing costs were $1.7 million and $0.1 million for the twenty-six weeks ended June 30, 2007 and July 1, 2006, respectively.

PROVISION FOR INCOME TAXES

The income tax benefit for the combined twenty-six weeks ended June 30, 2007 was $27.0 million compared to a tax provision of $7.2 million for the twenty-six weeks ended July 1, 2006. The effective tax rates for the combined twenty-six weeks ended June 30, 2007 and July 1, 2006 were 40.8% and 29.5%, respectively. The lower tax rate for the twenty-six weeks ended July 1, 2006 was primarily due to the recognition of a one-time benefit of $2.3 million associated with the closure of an IRS audit for prior years recorded during the first quarter ended April 1, 2006. The benefit was primarily due to favorable audit adjustments associated with sales to our International subsidiary. Excluding this benefit, our effective tax rate for the twenty-six weeks ended July 1, 2006 would have been 39.0%.

LIQUIDITY AND CAPITAL RESOURCES

In connection with the Transactions, the Company had significant cash outlays during the twenty-six week period ended June 30, 2007 and significantly increased its level of debt upon entering into the $650.0 million senior secured term loan facility and issuance of the $325.0 million 8.50% senior notes and the $200.0 million 9.75% senior subordinated notes. As of December 31, 2006 the Company had outstanding debt of $140.0 million. Cash outlays for the payment of interest are significantly higher in the current fiscal year compared to last year as a result of the significant increase in indebtedness.

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

The indentures governing the senior notes and senior subordinated notes restrict our (and most or all of our subsidiaries’) ability to incur additional debt; pay dividends or make other distributions on our capital stock or repurchase our capital stock or subordinated indebtedness; make investments or other specified restricted payments; create liens; sell assets and subsidiary stock; enter into transactions with affiliates; and enter into mergers, consolidations and sales of substantially all assets.

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

The Credit Facility and related agreements contain customary financial and other covenants, including, but not limited to, maximum consolidated total secured leverage (net of certain cash and cash equivalents) and certain other limitations on the Company and certain of the Company’s restricted subsidiaries’, as defined in the Credit Facility, ability to incur additional debt, guarantee other obligations, grant liens on assets, make investments or acquisitions, dispose of assets, make optional payments or modifications of other debt instruments, pay dividends or other payments on capital stock, engage in mergers or consolidations, enter into sale and leaseback transactions, enter into arrangements that restrict the Company’s ability to pay dividends or grant liens and engage in transactions with affiliates. The Credit Facility requires that the Company maintain at the end of each fiscal quarter, commencing with the quarter ended June 30, 2007, a consolidated total secured debt (net of certain cash and cash equivalents) to consolidated EBITDA (as defined in the Credit Facility) ratio of no more than 4.75 to 1.00. As of June 30, 2007, the consolidated total secured debt to consolidated EBITDA ratio was 3.61 to 1.00.

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

As a result of the Transactions, the cash flow results for the twenty-six week period ended June 30, 2007 have been separately presented in the condensed consolidated statements of cash flows split between the “Predecessor”, covering the period December 31, 2006 to February 5, 2007 and the “Successor” covering the period February 6, 2007 to June 30, 2007. The comparable period results for the prior year are presented under “Predecessor.” For comparative purposes, the Company combined the two periods from December 31, 2006 through June 30, 2007 in its discussion below. This combination is not a GAAP presentation. However, the Company believes this combination is useful to provide the reader a more accurate comparison and is provided to enhance the reader’s understanding of cash flows for the periods presented. The following table reconciles the twenty-six weeks ended June 30, 2007 cash flows with the discussion of cash flows that follows:

	Successor Period February 6, 2007 to June 30, 2007	Predecessor Period December 31, 2006 to February 5, 2007	Non-GAAP Combined Twenty-Six Weeks Ended June 30, 2007
Net cash used in operating activities	$(30,939)	$(10,067)	$(41,006)

Net cash used in investing activities	(1,442,468)	(2,250)	(1,444,718)

Net cash provided by financing activities	1,465,102	4,317	1,469,419

Cash and cash equivalents as of June 30, 2007 of $6.5 million decreased by $16.2 million compared to $22.8 million as of December 30, 2006. This decrease was due to cash used in operating activities of $36.7 million, net of the excess tax benefit from exercise of stock options, which includes total payments of $26.8 million of corporate income taxes for fiscal 2006 and cash paid for interest of $21.2 million. Net cash used in investing activities was $1,444.7 million for the combined twenty-six weeks ended June 30, 2007, which includes the purchase of the Company of $1,429.5 million and purchases of property and equipment of $15.3 million primarily due to new stores. Net cash provided by financing activities was $1,465.1 million net of the excess tax benefit from exercise of stock options, for the combined twenty-six weeks ended June 30, 2007, which includes the borrowings used to finance the acquisition of the Company which aggregated to $1,175.0 million, proceeds received from the sale of common stock of $433.1 million, offset by a $15.0 million payment to MDP recorded as a reduction in the proceeds from the sale of common stock and net borrowings under the revolving credit agreement of $46.0 million used primarily for working capital and the construction of new stores, partially offset by repayment of debt outstanding under the existing bank credit facility of $140.0 million at the time of the Merger and the payment of deferred financing fees of $32.3 million.

As June 30, 2007, we were in compliance with all covenants under our Credit Facility. We had $694.4 million outstanding under the revolving credit facility and $1.9 million of outstanding letters of credit, leaving $77.1 million in availability.

We expect that the principal sources of funding for our planned store openings and other working capital needs, capital expenditures and debt service obligations will be a combination of our available cash and cash equivalents, funds generated from operations, and borrowings under our credit facility. We believe that our current funds and sources of funds will be sufficient to fund our liquidity needs for at least the next 12 months. However, there are a number of factors that may negatively impact our available sources of funds. The amount of cash generated from operations will be dependent upon factors such as the successful execution of our business plan and general economic conditions. In addition, borrowings under our credit facility are dependent upon our continued compliance with the financial and other covenants contained therein.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risks relate primarily to changes in interest rates. At June 30, 2007, we had $694.4 million of floating rate debt and $525.0 million of fixed rate debt. For fixed rate debt, interest rate changes affect the fair market value, but do not impact earnings or cash flows. Conversely for floating rate debt, interest rate changes do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. The $694.4 million outstanding under our Credit Facility bears interest at variable rates. All borrowings under the Credit Facility bear interest at a rate per annum equal to an applicable margin, plus, at the Company’s option, (i) the higher of (a) the prime rate (as set forth on the British Banking Association Telerate Page 5) and (b) the federal funds effective rate, plus one-half percent (0.50%) per annum or (ii) the Eurodollar rate, and resets periodically. At June 30, 2007, the weighted–average interest rate on outstanding borrowings under our Credit Facility was 7.41%. This Credit Facility is intended to fund operating needs. Because this Credit Facility carries a variable interest rate pegged to market indices, our results of operations and cash flows will be exposed to changes in interest rates. Based on June 30, 2007 borrowing levels, a 1.00% increase or decrease in current market interest rates would have the effect of causing an approximately $6.9 million additional annual pre–tax charge or credit to the statement of operations.

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

The second component of interest rate risk involves the short-term investment of excess cash. This risk impacts fair values, earnings and cash flows. Excess cash is primarily invested in interest bearing accounts that fluctuate with market interest rates. Based on June 30, 2007 cash equivalents, a 1.00% increase or decrease in current market interest rates would have the effect of causing an approximately $0.1 million additional pre–tax credit or charge to the annual statements of income.

We buy a variety of raw materials for inclusion in our products. The only raw material that is considered to be of a commodity nature is wax. Wax is a petroleum based product. Its market price has not historically fluctuated with the movement of oil prices and has instead generally moved with inflation. However, since 2004, the price of wax has increased at a rate significantly above the rate of inflation. Continued increases in wax prices could have an adverse affect on our cost of goods sold and could lower our margins.

At this point in time, operations outside of the United States are not significant. Accordingly, we are not exposed to substantial risks arising from foreign currency exchange rates.

Item 4.	Controls and Procedures

Our management, with the participation of our chief executive officer and principal accounting officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

No change in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material changes from the legal proceedings discussed in the Company’s S-4 filing.

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

There have been no material changes to the Risk Factors included in our Registration Statement on Form S–4 (333–141699–05) except that the following risk factors have been updated to reflect developments subsequent to the filing of that report.

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

•	limiting our flexibility in planning for, or reacting to, changes in the industry in which we operate;

•	placing us at a competitive disadvantage compared to any of our less leveraged competitors;

•	increasing our vulnerability to both general and industry–specific adverse economic conditions; and

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements and increasing our cost of borrowing.

We and/or our subsidiaries may be able to incur substantial additional debt in the future in addition to the notes and the new senior secured credit facility. The addition of further debt to our current debt levels could intensify the leverage–related risks that we now face.

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

Private equity funds managed by MDP Partners, LLC indirectly own substantially all of our common stock. The interests of these funds as equity holders may conflict with yours as a holder of outstanding notes. The controlling stockholders may have an incentive to increase the value of their investment or cause us to distribute funds to the detriment of our financial condition and affect our ability to make payments on the outstanding notes. In addition, these funds have the power to elect a majority of our Board of Directors and appoint new officers and management and, therefore, effectively control many other major decisions regarding our operations. Currently, three of our directors are employed by Madison Dearborn. Additionally, our controlling stockholders are in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. Our controlling stockholders may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.

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

A class action lawsuit has been filed against us for alleged violations of certain California state wage and hour and employment laws with respect to certain employees in our California retail stores. The discovery phase of the litigation has not yet begun. While we intend to vigorously defend ourselves against the allegations, it is too early in the litigation process for us to fully evaluate or predict the outcome of the litigation. An adverse outcome could potentially negatively impact our financial and operating results.

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

•	adverse outcomes from significant litigation matters;

•	the imposition of additional restrictions or regulations regarding the sale of products we offer;

•	changes in our ability to attract, retain and develop highly—qualified employees or changes in the cost or availability of a sufficient labor force to manage and support our operations;

•	changes in our ability to meet objectives with regard to business acquisitions or new business ventures;

•	the occurrence of severe weather events prohibiting or discouraging consumers from traveling to retail or wholesale locations;

•	the disruption of global, national or regional transportation systems;

•	the occurrence of certain material events including natural disasters, acts of terrorism, the outbreak of war or other significant national or international events;

•	our ability to react in a timely manner and maintain our critical business processes and information systems capabilities in a disaster recovery situation; and

•	changes in our ability to manage our existing computer systems and technology infrastructures, and our ability to implement successfully new computer systems and technology infrastructures.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item 3.	Defaults Upon Senior Securities.

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders.

Not Applicable

Item 5.	Other Information.

Not Applicable

Item 6.	Exhibits

31.1	Certification of Craig W. Rydin Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated August 10, 2007.

31.2	Certification of Edward R. Medina Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated August 10, 2007.

32.1	Certification of Craig W. Rydin Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, dated August 10, 2007.

32.2	Certification of Edward R. Medina Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, dated August 10, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YANKEE HOLDING CORP.

Date: August 10, 2007		/s/ Edward R. Medina
	By:	Edward R. Medina
Principal Accounting Officer
(Principal Financial Officer)