Form 10-Q
period 2007-09-29
Yankee Holding Corp.
filed 2007-11-08
CIK 1394069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 29, 2007

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

As of November 8, 2007, there were 499,887 shares of Yankee Holding Corp. common stock, no par value, outstanding, all of which are owned by a holding company, YCC Holdings LLC.

YANKEE HOLDING CORP.

FORM 10-Q – Quarter Ended September 29, 2007

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

		Page
Item
PART I. Financial Information

Item 1.	Financial Statements-Unaudited

	Condensed Consolidated Balance Sheets as of September 29, 2007 (Successor) and December 30, 2006 (Predecessor)	4

	Condensed Consolidated Statements of Operations for the Thirteen Weeks Ended September 29, 2007 (Successor) and September 30, 2006 (Predecessor)	5

	Condensed Consolidated Statements of Operations for the period February 6, 2007 to September 29, 2007 (Successor), the period December 31, 2006 to February 5, 2007 (Predecessor) and for the Thirty-nine Weeks Ended September 30, 2006 (Predecessor)	6

	Condensed Consolidated Statements of Cash Flows for the period February 6, 2007 to September 29, 2007 (Successor), the period December 31, 2006 to February 5, 2007 (Predecessor) and for the Thirty-nine Weeks Ended September 30, 2006 (Predecessor)	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45

Item 4.	Controls and Procedures	45

PART II. Other Information

Item 1.	Legal Proceedings	46

Item 1A.	Risk Factors	46

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 3.	Defaults Upon Senior Securities	50

Item 4.	Submission of Matters to a Vote of Security Holders	50

Item 5.	Other Information	50

Item 6.	Exhibits	50

Signatures		52

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

This report also contains the audited condensed consolidated financial statements of the Predecessor as of December 30, 2006, and unaudited condensed consolidated financial statements of the Predecessor for the thirteen and thirty-nine weeks ended September 30, 2006 and the period December 31, 2006 to February 5, 2007. The accompanying unaudited condensed consolidated financial statements as of September 29, 2007 and for thirteen weeks ended September 29, 2007 and the period February 6, 2007 to September 29, 2007 are those of the Successor.

Unless the context requires otherwise, “we,” “us,” “our,” or the “Company” refer to Yankee Holding Corp. and its subsidiaries and, for the periods prior to February 6, 2007, the Predecessor and its subsidiaries.

PART I – Financial Information

Item 1.	Financial Statements.

YANKEE HOLDING CORP. AND SUBSIDIARIES (AND PREDECESSOR)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	Successor	Predecessor
	September 29, 2007	December 30, 2006
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$12,101	$22,773
Accounts receivable, net	67,368	33,769
Inventory	93,544	61,130
Prepaid expenses and other current assets	21,804	8,651
Deferred tax assets	14,801	5,872

TOTAL CURRENT ASSETS	209,618	132,195

PROPERTY AND EQUIPMENT-NET	153,314	140,603
MARKETABLE SECURITIES	249	2,021
DEFERRED TAX ASSETS	—	67,288
GOODWILL	1,016,620	13,852
INTANGIBLE ASSETS	422,740	15,624
DEFERRED FINANCING COSTS	29,674	596
OTHER ASSETS	1,468	743

TOTAL ASSETS	$1,833,683	$372,922

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$51,767	$26,052
Accrued payroll	16,157	19,802
Accrued interest	6,784	428
Accrued income taxes	—	26,600
Accrued purchases of property and equipment	1,273	3,515
Accrued sales tax	1,781	5,168
Other accrued liabilities	19,842	16,335
Current portion of long-term debt	6,500	—

TOTAL CURRENT LIABILITIES	104,104	97,900

DEFERRED COMPENSATION OBLIGATION	363	2,213
DEFERRED TAX LIABILITIES	105,879	—
LONG-TERM DEBT	1,230,250	140,000
DEFERRED RENT	9,988	17,244
OTHER LONG-TERM LIABILITIES	1,522	—
STOCKHOLDERS’ EQUITY	381,577	115,565

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,833,683	$372,922

See notes to condensed consolidated financial statements

YANKEE HOLDING CORP. AND SUBSIDIARIES (AND PREDECESSOR)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Successor	Predecessor
	Thirteen Weeks Ended September 29, 2007	Thirteen Weeks Ended September 30, 2006
Sales	$175,815	$159,604
Cost of sales	78,162	72,981

Gross profit	97,653	86,623
Selling expenses	51,530	40,670
General and administrative expenses	16,313	17,015

Income from operations	29,810	28,938
Interest income	(15)	(7)
Interest expense	25,619	4,682
Other income	(35)	(165)

Income before provision for income taxes	4,241	24,428
Provision for income taxes	1,047	9,527

Net income	$3,194	$14,901

See notes to condensed consolidated financial statements

YANKEE HOLDING CORP. AND SUBSIDIARIES (AND PREDECESSOR)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Successor	Predecessor
	Period February 6, 2007 to September 29, 2007	Period December 31, 2006 to February 5, 2007	Thirty-Nine Weeks Ended September 30, 2006
Sales	$398,848	$53,382	$409,768
Cost of sales	217,189	24,553	188,032

Gross profit	181,659	28,829	221,736
Selling expenses	128,583	16,201	114,519
General and administrative expenses	46,566	13,828	47,534

Income (loss) from operations	6,510	(1,200)	59,683
Interest income	(34)	(1)	(20)
Interest expense	67,061	986	11,211
Other income	(722)	(15)	(459)

(Loss) income before (benefit from) provision for income taxes	(59,795)	(2,170)	48,951
(Benefit from) provision for income taxes	(25,592)	(340)	16,753

Net (loss) income	$(34,203)	$(1,830)	$32,198

See notes to condensed consolidated financial statements

YANKEE HOLDING CORP. AND SUBSIDIARIES (AND PREDECESSOR)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Successor	Predecessor
	Period February 6, 2007 to September 29, 2007	Period December 31, 2006 to February 5, 2007	Thirty -Nine Weeks Ended September 30, 2006
CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES:
Net (loss) income	$(34,203)	$(1,830)	$32,198
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	29,954	2,673	19,652
Unrealized loss (gain) on marketable securities	219	(31)	29
Stock-based compensation expense	522	8,638	4,348
Deferred taxes	(14,480)	(3,905)	5,490
Non-cash charge related to increased inventory carrying value	40,472	—	—
Loss on disposal and impairment of property and equipment	615	14	144
Excess tax benefit from exercise of stock options	—	(4,317)	(924)
Investments in marketable securities	(553)	(27)	(597)
Changes in assets and liabilities:
Accounts receivable, net	(33,434)	179	(24,261)
Inventory	(26,277)	(2,739)	(28,547)
Prepaid expenses and other assets	(13,728)	336	(3,225)
Accounts payable	32,433	(4,443)	(810)
Income taxes payable	(25,382)	3,642	(15,048)
Accrued expenses and other liabilities	7,942	(8,257)	(9,948)

NET CASH USED IN OPERATING ACTIVITIES	(35,900)	(10,067)	(21,499)

CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES:
Purchase of property and equipment	(19,772)	(2,250)	(19,399)
Acquisition of the Company	(1,429,476)	—	—
Payment of contingent consideration on Yankee Candle Fundraising	—	—	(1,333)
Payment for Illuminations acquisition	—	—	(22,111)

NET CASH USED IN INVESTING ACTIVITIES	(1,449,248)	(2,250)	(42,843)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Borrowings under bank credit agreements	—	—	103,000
Payments for the redemption of common stock	—	—	(41,977)
Dividends paid	—	—	(5,093)
Repurchase of common stock	(98)	—	—
Repayments under bank credit agreements	(179,250)	—	—
Borrowings under senior secured term loan facility	650,000	—	—
Borrowings under senior secured revolving credit facility	101,000	—	—
Borrowings under senior notes and senior subordinated notes	525,000	—	—
Excess tax benefit from exercise of stock options	—	4,317	924
Deferred financing costs	(32,358)	—	(279)
Net proceeds from issuance of common stock	418,083	—	4,714

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,482,377	4,317	61,289

EFFECT OF EXCHANGE RATE CHANGES ON CASH	88	11	154

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,683)	(7,989)	(2,899)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	14,784	22,773	12,655

CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,101	$14,784	$9,756

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$57,920	$903	$10,567

Income taxes	$26,955	$(77)	$26,301

Net decrease in accrued purchases of property and equipment	$1,882	$1,520	$5,201

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

•	the offering by the Merger Sub of $325,000 of senior notes and $200,000 of senior subordinated notes, which are discussed in Note 7;

•	the refinancing of the Predecessor’s existing indebtedness, which was approximately $140,000 as of February 6, 2007;

•	the merger of the Merger Sub with and into the Predecessor, with the Predecessor as the surviving corporation, and the payment of approximately $1,413,527 as merger consideration; and

•	the payment of approximately $52,909 of fees and expenses related to the transactions, including approximately $4,602 of fees expensed.

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

The condensed consolidated balance sheet as of September 29, 2007, the condensed consolidated statement of operations for the thirteen weeks ended September 29, 2007 and the condensed consolidated statements of operations and cash flows for the period February 6, 2007 to September 29, 2007 show the operations of the Successor. The condensed consolidated balance sheet as of December 30, 2006 and the condensed consolidated statements of operations and cash flows for the period December 31, 2006 to February 5, 2007 and the thirteen and thirty-nine weeks ended September 30, 2006 are operations of the Predecessor.

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

Independent third-party appraisers were engaged to assist management and perform valuations of certain tangible and intangible assets acquired and liabilities assumed. As of September 29, 2007, the Company has recorded purchase accounting adjustments to increase the carrying value of property and equipment and inventory, to establish intangible assets for tradenames, customer lists and favorable lease commitments and to revalue the Company’s long-term deferred rent obligation, among other things.

Allocation of the purchase price for the acquisition of the Company is based on estimates of the fair value of net assets acquired. The purchase price allocation is subject to finalization of the assessment of the fair value of property and equipment, intangible assets, operating leases, transaction costs and deferred income taxes. The purchase price has been allocated on a preliminary basis as follows (in thousands):

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

Goodwill is not deductible for tax purposes. The assignment of goodwill to reportable segments has not been completed as of September 29, 2007.

Total fees and expenses related to the Transactions were approximately $52,909, consisting of approximately $4,602 of indirect transaction costs which were expensed, $15,949 of direct acquisition costs of the Company and $32,358 of deferred financing costs. Such fees include commitment, placement, financial advisory and other transaction fees as well as legal, accounting and other professional fees. The direct acquisition costs are included in the purchase price and are a component of goodwill. Deferred financing costs are comprised of approximately $15,171 related to the senior secured credit facility, which are amortized over 7 years, $10,160 related to the senior notes, which are amortized over 8 years and $7,027 related to the senior subordinated notes, which are amortized over 10 years. All deferred financing costs are amortized using the effective interest method. See Note 7, Long-Term Debt, for a complete description of the senior secured credit facility, senior notes and senior subordinated notes.

The unaudited pro forma results of operations provided below for the thirty-nine weeks ended September 29, 2007 and September 30, 2006 are presented as though the Transaction had occurred at the beginning of the periods presented, after giving effect to purchase accounting adjustments relating to depreciation and amortization of revalued assets, interest expense associated with the senior secured credit facility, senior notes and senior subordinated notes as well as other acquisition related adjustments in connection with the Transactions. The pro forma results of operations are not necessarily indicative of the combined results that would have occurred had the Transactions been consummated at the beginning of the earliest period presented, or are they necessarily indicative of future operating results.

	Thirty-nine Weeks Ended
	September 29, 2007 Pro Forma	September 30, 2006 Pro Forma
Net sales	$452,230	$409,768
Net loss	$(24,227)	$(50,689)

4.	EQUITY-BASED COMPENSATION

Effective January 1, 2006, the Company adopted SFAS No. 123(R) “Share-Based Payment”. The Company adopted SFAS No. 123(R) using a modified prospective application, as permitted under SFAS No. 123(R) and, accordingly, prior period amounts were not restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The excess tax benefit from the exercise of stock options for the thirty-nine weeks ended September 30, 2006 of $924 was classified as a financing activity in the statements of cash flows.

Share–based Compensation Plans–Predecessor

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

The following is a summary of activity related to the stock options, restricted shares and performance shares that were in effect through the effective date of the Merger, when all of the stock options were exercised and the restricted shares and performance share units were issued:

Predecessor’s Plan	Outstanding at December 30, 2006	Exercised/ Issued	Cancelled	Outstanding at February 6, 2007
Stock options
1998 Plan	62,559	62,559	—	—
1999 Plan	1,499,275	1,481,025	18,250	—
2005 Plan	395,950	385,950	10,000	—

Total options outstanding	1,957,784	1,929,534	28,250	—

Weighted average exercise price per option	$23.74	$25.20
Weighted average remaining contractual term per option	6.9 years

Restricted shares
2005 Plan	93,700	93,700	—	—

Weighted average fair market value per share at date of award	$29.69	$29.69
Weighted average remaining restriction period	2.2 years

Performance shares
2005 Plan	211,275	211,275	—	—

Weighted average fair market value per share at date of award	$30.69	$30.69
Weighted average remaining restriction period	1.2 years

Stock Options-Predecessor

There were no share based grants during the period December 31, 2006 to February 5, 2007 (Predecessor). The weighted average grant–date fair value of options, restricted shares and performance shares granted during the thirty-nine weeks ended September 30, 2006 was $8.15, $27.47 and $28.01, respectively.

A summary of the status of option grants and changes during the period ending on that date are presented below:

	Stock Options		Restricted Shares		Performance Shares
Predecessor	Options	Fair Value (1)	Options	Fair Value (1)	Units	Fair Value (1)
Nonvested at December 31, 2006	852,889	$8.06	93,700	$34.31	147,750	$34.31
Grants	—	—	—	—	—	—
Vested(2)	852,889	8.06	93,700	34.31	147,750	34.31
Cancelled	—	—	—	—	—	—

Nonvested at February 6, 2007	—	$—	—	$—	—	$—

(1)	Represents the weighted average grant date fair value per share-based unit, using the Black-Scholes option pricing model for stock options and average December 29, 2006 high/low market price of the Predecessor’s common stock for restricted and performance shares.
(2)	All of the share based units became immediately vested on the date of the Merger.

The total fair value of stock options that vested during the period from December 31, 2006 to February 5, 2007 (Predecessor) prior to the date of the Merger was approximately $0.1 million. There were no restricted or performance shares that vested during the period from December 31, 2006 to February 5, 2007 prior to the date of the Merger. The total fair value of stock options and restricted stock that vested during the thirty-nine weeks ended September 30, 2006 was approximately $2.7 million and $0.1 million. There were no performance shares that vested for the thirty-nine weeks ended September 30, 2006.

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

The compensation cost that was recognized related to stock option grants, restricted shares and performance shares awards for the thirteen and thirty-nine weeks ended September 30, 2006 was $1,586 and $4,348, respectively.

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

Upon closing of the Transactions, certain eligible Management Investors purchased 40,933 Class A common units (approximately 0.96% of Holdings’ Class A common units). The remaining 4,233,353 Class A common units were purchased by MDP in connection with the consummation of the Transactions. There are no additional Class A common units presently authorized to be issued. The purchase price paid by the Management Investors for the Class A common units was $101.22 per unit, the same as that paid by MDP in connection with MDP’s purchase of its Class A common units. The Class A common units are not subject to vesting. Each Management Investor has the right to require the Company to repurchase the Class A common units at original cost if the Company terminates him or her without cause or he or she resigns for good reason prior to the second anniversary of the closing of the Transactions.

Additionally, the Board approved the issuance of 474,897 shares of Class B common units. Pursuant to the Plan the Management Investors purchased 427,643 Class B common units of Holdings (representing approximately 9.9% of the residual equity interest of Holdings). The remainder of the Class B common units are available for issuance to eligible participants under the Plan. The Class B common units were purchased at a cost of $1.00 per unit. The Class B common units are subject to a five-year vesting period, with 10% of the units vesting immediately upon the date of purchase and the remainder vesting daily beginning on the sixth month anniversary of the purchase date, continuing over the subsequent 54 month period. If any Management Investor dies or becomes permanently disabled, such Management Investor will be credited with an additional 12 months worth of vesting for his or her Class B common units.

All unvested Class B common units will vest upon a sale of all or substantially all of the business to an independent third party so long as the employee holding such units continues to be an employee of the Company at the closing of the sale. Class B common units are also subject to the right of Holdings or, if not exercised by Holdings, of MDP, to repurchase such Class B common units upon a termination of employment, as more fully set forth in the equity agreements. As of September 29, 2007, 35,168 Class B common units have been approved for issuance but are not currently allocated to and have not been purchased by any Management Investors or other individuals or entities.

Both the Class A and Class B common units are subject to various restrictions on transfer and other conditions, all as more fully set forth in the equity agreements. Holdings may issue additional units subject to the terms and conditions of certain of the equity agreements.

As of September 29, 2007, shares outstanding were as follows:

	Class A Common Units		Class B Common Units
Outstanding at February 6, 2007	4,274,286	(1)	427,643
Granted	—		12,086
Forfeited	—		(36,544)
Repurchased	(971)		—

Outstanding at September 29, 2007	4,273,315		403,185

Vested at September 29, 2007	4,273,315		57,197

Purchase price of award	$101.22		$1.00
Estimated fair market value of award, under SFAS 123(R)	$99.60	(2)	$10.39

(1)	4,233,353 Class A common units were purchased by MDP; 40,933 by management investors.
(2)	Implied value based upon valuation of the Class B common units and the total equity value of $433.1 million.

The total estimated fair value of equity awards vested during the period from February 6, 2007 to September 29, 2007 was approximately $0.6 million.

As of September 29, 2007, there was approximately $3.5 million of total unrecognized compensation cost related to Class B common unit equity awards and there is no expense related to the Class A common unit equity awards. This cost is expected to be recognized over the remaining vesting period, of approximately 52 months (October 2007 to February 2012).

Presented below is a comparative summary of assumptions for the indicated periods (there were no grants during the period from December 31, 2006 to February 5, 2007 by the Predecessor):

	Predecessor	Successor		Successor		Predecessor
Assumptions	Thirteen Weeks Ended September 30, 2006 Black-Scholes	Thirteen Weeks Ended September 29, 2007 Option Pricing Method Black-Scholes		Period February 6, 2007 to September 29, 2007 Option Pricing Method Black-Scholes		Thirty-nine Weeks Ended September 30, 2006 Black-Scholes
Weighted average fair value of awards granted	$23.03	N/A		N/A		$13.88
Weighted average calculated value of awards granted	N/A	$10.39		$10.39		N/A
Expected volatility	26.4%	N/A	(1)	N/A	(1)	33.0%
Weighted average volatility	26.4%	30.0	%(1)	30.0	%(1)	33.0%
Weighted average expected term (in years)	4.8	5.0		5.0		4.1
Dividend yield	1.0%	—		—		0.2%
Weighted average risk-free interest rate	5.1%	4.7%		4.7%		3.5%
Weighted average expected annual forfeiture	0.5%	3.0%		3.0%		3.5%

(1)	The Company used a five-year annualized historical volatility of guideline companies.

With respect to the Class B common units, since the Company is no longer publicly traded, the Company based its estimate of expected volatility on the average historical volatility of group of six comparable companies. The historical volatilities of the comparable companies were measured over a 5-year historical period. The Company’s historical volatility prior to the acquisition was also considered in the estimate of expected volatility. The expected term of the Class B common units granted represents the period of time that the units are expected to be outstanding and is assumed to be 5 years. The Company is not expected to pay dividends, and accordingly, the dividend yield is zero. The risk free interest rate for a period commensurate with the expected term was based on the U.S. Treasury yield curve in effect at the time of issuance.

5.	INVENTORIES

The Predecessor valued its inventories on the last–in first–out (“LIFO”) basis. The Successor has elected to value its inventories using the first–in first–out (“FIFO”) basis. As a result of the Merger, purchase accounting adjustments of approximately $43,452 were recorded to increase inventories to estimated fair value. During the period February 6, 2007 to September 29, 2007 approximately $40,472 of the increase has been amortized to cost of sales in the condensed consolidated statements of operations. The remainder of the purchase accounting adjustment is attributed to a change in the basis of accounting from LIFO to FIFO. There was no amortization expense recognized during the thirteen weeks ended September 29, 2007.

The components of inventory were as follows:

	Successor	Predecessor
	September 29, 2007	December 30, 2006
Finished goods	$85,797	$58,143
Work-in-process	527	—
Raw materials and packaging	7,220	5,967

	93,544	64,110
Less LIFO adjustment	—	(2,980)

	$93,544	$61,130

6.	INTANGIBLE ASSETS

In connection with the Transactions, the Company’s intangible assets were valued by management with the assistance of valuation specialists. The carrying amount and accumulated amortization of intangible assets consisted of the following:

	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Successor September 29, 2007
Indefinite life:
Tradenames	N/A	$364,855	$—	$364,855

Finite-lived intangible assets:
Customer lists	5	64,700	(8,740)	55,960
Favorable lease agreements	5	2,330	(432)	1,898
Other	3	36	(9)	27

Total finite-lived intangible assets		67,066	(9,181)	57,885

Total intangible assets		$431,921	$(9,181)	$422,740

Predecessor December 30, 2006
Indefinite life:
Tradename	N/A	$12,620	$—	$12,620

Finite-lived intangible assets:
Customer lists	4	3,880	(2,251)	1,629
Favorable lease agreements	4	877	(186)	691
Non-competes	3-4	1,123	(656)	467
Formulas	3	431	(252)	179
Other	15	231	(193)	38

Total finite-lived intangible assets		6,542	(3,538)	3,004

Total intangible assets		$19,162	$(3,538)	$15,624

Total amortization expense from finite–lived intangible assets was $3,510 and $432 for the thirteen weeks ended September 29, 2007 and September 30, 2006, respectively. Total amortization expense from finite–lived intangible assets was $9,181 for the period February 6, 2007 to September 29, 2007, $178 for the period December 31, 2006 to February 5, 2007 and $1,142 for the thirty-nine weeks ended September 30, 2006. The intangible assets are amortized on a straight line basis. Favorable lease agreements are amortized over the remaining lease term of each respective lease.

Aggregate amortization expense related to intangible assets at September 29, 2007 in the remainder of fiscal 2007 and in each of the next five fiscal years is expected to be as follows:

2007	$3,504
2008	13,914
2009	13,761
2010	12,645
2011	12,499
2012	1,353
Thereafter	209

Total	$57,885

7.	LONG-TERM DEBT

Long-term debt and credit arrangements consisted of the following at September 29, 2007 and December 30, 2006:

	Successor	Predecessor
	September 29, 2007	December 30, 2006
Senior secured revolving credit facility	$65,000	$—
Senior secured term loan facility	646,750	—
Senior notes due 2015	325,000	—
Senior subordinated notes due 2015	200,000	—
Amended credit facility	—	140,000

Total	1,236,750	140,000
Less current portion	6,500	—

Long-term debt	$1,230,250	$140,000

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

All borrowings under the Credit Facility bear interest at a rate per annum equal to an applicable margin, plus, at the Company’s option, (i) the higher of (a) the prime rate (as set forth on the British Banking Association Telerate Page 5) and (b) the federal funds effective rate, plus one-half percent (0.50%) per annum or (ii) the Eurodollar rate, and resets periodically. In addition to paying interest on outstanding principal under the senior secured credit facility, the Company is required to pay a commitment fee to the lenders in respect of unutilized loan commitments at a rate of 0.50% per annum. As of September 29, 2007, the weighted average combined interest rate on the senior secured term loan facility and senior secured revolving credit facility was 7.26%.

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

The Credit Facility and related agreements contain customary financial and other covenants, including, but not limited to, maximum consolidated total secured leverage (net of certain cash and cash equivalents) and certain other limitations on the Company and certain of the Company’s restricted subsidiaries’, as defined in the Credit Facility, ability to incur additional debt, guarantee other obligations, grant liens on assets, make investments or acquisitions, dispose of assets, make optional payments or modifications of other debt instruments, pay dividends or other payments on capital stock, engage in mergers or consolidations, enter into sale and leaseback transactions, enter into arrangements that restrict the Company’s ability to pay dividends or grant liens and engage in transactions with affiliates. The Credit Facility requires that the Company maintain at the end of each fiscal quarter, commencing with the quarter ended June 30, 2007, a consolidated total secured debt (net of certain cash and cash equivalents) to consolidated EBITDA ratio of no more than 4.75 to 1.00. As of September 29, 2007, the consolidated total secured debt to consolidated EBITDA ratio was 3.59 to 1.00.

As of September 29, 2007, $65,000 was outstanding under the senior secured revolving credit facility and there were outstanding letters of credit of $1,853, leaving $58,147 in availability. As of September 29, 2007, the Company was in compliance with all covenants under the Credit Facility.

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

On February 14, 2007 the Company entered into an interest rate swap agreement to hedge a portion of the cash flows associated with the $650,000 senior secured credit facility. The agreement has a total notional value of $415,000. The interest rate swap agreement effectively converts approximately 60% of the outstanding amount under the senior secured credit facility, which is floating–rate debt, to a fixed–rate by having the Company pay fixed–rate amounts in exchange for the receipt of the amount of the floating–rate interest payments.

Under the terms of this agreement, a quarterly net settlement is made for the difference between the fixed rate of 5.095% and the variable rate based upon the three–month LIBOR rate on the notional amount of the interest rate swap. The interest rate swap agreement terminates on February 14, 2010.

The Company has determined that the interest rate swap agreement has been appropriately designated and documented as a cash flow hedge under SFAS No. 133. To record this swap as of September 29, 2007 the Company recorded the fair value of the derivative liability of $4,420 in other current liabilities, offset by $2,691 and $1,729 in other comprehensive loss and deferred taxes, respectively. For the thirteen weeks ended September 29, 2007 and the period February 6, 2007 to September 29, 2007 there was no hedge ineffectiveness recorded in earnings.

10.	COMPREHENSIVE (LOSS) INCOME

The computation of comprehensive (loss) income is as follows:

	Successor	Predecessor	Successor	Predecessor
	Thirteen Weeks Ended September 29, 2007	Thirteen Weeks Ended September 30, 2006	Period February 6, 2007 to September 29, 2007	Period December 31, 2006 to February 5, 2007	Thirty-nine Weeks Ended September 30, 2006
Net income (loss)	$3,194	$14,901	$(34,203)	$(1,830)	$32,198

Other comprehensive (loss) income:
Currency translation adjustments	52	287	(35)	58	1,164
Change in unrealized loss on interest rate swap	(3,737)	—	(2,691)	—	—

Other comprehensive (loss) income	(3,685)	287	(2,726)	58	1,164

Comprehensive (loss) income	$(491)	$15,188	$(36,929)	$(1,772)	$33,362

11.	RELATED PARTY TRANSACTIONS

Upon closing of the Transactions, the Company entered into a management services contract with an affiliate of MDP pursuant to which MDP will provide the Company with management and consulting services and financial and advisory services on an ongoing basis for a fee of $1,500 per year, payable in equal quarterly installments, and reimbursement of out–of–pocket expenses incurred in connection with the provision of such services. Under this management services agreement, the Company also agreed to provide customary indemnification. Pursuant to such agreement, at the closing of the Transactions, MDP received a fee of approximately $15,000 plus out–of–pocket expenses for services rendered in connection with the Transactions. The Company recorded $375 and $1,125 associated with the annual management fee for the thirteen weeks ended September 29, 2007 and for the period February 6, 2007 to September 29, 2007, respectively.

12.	DEFERRED COMPENSATION

The Company has a deferred compensation agreement with certain key employees. Under this agreement, the Company at its election may match certain elective salary deferrals of eligible employees’ compensation up to a maximum of $20 per employee per year. In connection with the Transactions, which constituted a change in control event under the Company’s Deferred Compensation Plan, distributions totaling $2,129 were made to participants in February 2007.

13.	RECENT ACCOUNTING PRONOUNCEMENTS

In March 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06–3 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, gross versus net presentation).” This issue should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006. The Company has adopted EITF No. 06–03 effective December 31, 2006 without material impact to the financial statements. The Company will continue to use the net basis for presentation.

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

In the second quarter of 2007, the Company elected to report its fundraising division, Yankee Candle Fundraising (acquired from GBI Marketing in 2004), within the retail segment and as such, has restated historical information to be comparative with the current year presentation. This division had historically been reported within the wholesale segment. This change was done to be consistent with the fact that the fundraising division is now managed by and reports to the Company’s Senior Vice President of Retail.

The following are the relevant data for the thirteen weeks ended September 29, 2007 (Successor), the thirteen weeks ended September 30, 2006 (Predecessor), the period February 6, 2007 to September 29, 2007 (Successor), the period December 31, 2006 to February 5, 2007 (Predecessor) and thirty-nine weeks ended September 30, 2006 (Predecessor):

Successor Thirteen Weeks Ended September 29, 2007	Retail	Wholesale	Unallocated/ Corporate/ Other	Balance per Consolidated Statements of Operations
Sales	$77,245	$98,570	$—	$175,815
Gross profit	52,239	45,526	(112)	97,653
Selling expenses	42,142	5,525	3,863	51,530
Operating margin	10,097	40,001	(20,288)	29,810
Other expense, net	—	—	(25,569)	(25,569)
Income before provision for income taxes	—	—	—	4,241

Predecessor Thirteen Weeks Ended September 30, 2006	Retail	Wholesale	Unallocated/ Corporate/ Other	Balance per Consolidated Statements of Operations
Sales	$72,974	$86,630	$—	$159,604
Gross profit	47,771	38,852	—	86,623
Selling expenses	35,651	5,019	—	40,670
Operating margin	12,120	33,833	(17,015)	28,938
Other expense, net	—	—	(4,510)	(4,510)
Income before provision for income taxes	—	—	—	24,428

Successor Period February 6, 2007 to September 29, 2007	Retail	Wholesale	Unallocated/ Corporate/ Other	Balance per Consolidated Statements of Operations
Sales	$191,855	$206,993	$—	$398,848
Gross profit	126,922	95,285	(40,548)	181,659
Selling expenses	104,443	13,840	10,300	128,583
Operating margin	22,479	81,445	(97,414)	6,510
Other expense, net	—	—	(66,305)	(66,305)
Loss before benefit from income taxes	—	—	—	(59,795)

Predecessor Period December 31, 2006 to February 5, 2007	Retail	Wholesale	Unallocated/ Corporate/ Other	Balance per Consolidated Statements of Operations
Sales	$26,530	$26,852	$—	$53,382
Gross profit	15,653	13,176	—	28,829
Selling expenses	14,423	1,778	—	16,201
Operating margin	1,230	11,398	(13,828)	(1,200)
Other expense, net	—	—	(970)	(970)
Loss before benefit from income taxes	—	—	—	(2,170)

Predecessor Thirty-nine Weeks Ended September 30, 2006	Retail	Wholesale	Unallocated/ Corporate/ Other	Balance per Consolidated Statements of Operations
Sales	$199,363	$210,405	$—	$409,768
Gross profit	128,359	93,377	—	221,736
Selling expenses	100,543	13,976	—	114,519
Operating margin	27,816	79,401	(47,534)	59,683
Other expense, net	—	—	(10,732)	(10,732)
Income before provision for income taxes	—	—	—	48,951

Revenues from the Company’s international operations were approximately $11,937 and $6,928 for the thirteen weeks ended September 29, 2007 and September 30, 2006, respectively. For the period February 6, 2007 to September 29, 2007, the period December 31, 2006 to February 5, 2007 and for the thirty-nine weeks ended September 30, 2006 revenues from the Company’s international operations were $26,111, $2,021 and $18,620, respectively. Long lived assets of the Company’s international operations were approximately $1,151 and $929 as of September 29, 2007 and September 30, 2006, respectively. The assignment of goodwill to reportable segments has not been completed as of September 29, 2007.

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

Condensed consolidating financial information is as follows:

YANKEE HOLDING CORP.

CONDENSED CONSOLIDATING BALANCE SHEET

September 29, 2007

(in thousands)

	Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$9,266	$1,721	$1,114	$—	$12,101
Accounts receivable, net	—	56,153	646	10,569	—	67,368
Inventory	—	83,702	1,548	12,360	(4,066)	93,544
Prepaid expenses and other current assets	—	21,358	80	366	—	21,804
Deferred tax assets	—	14,912	(111)	—	—	14,801

TOTAL CURRENT ASSETS	—	185,391	3,884	24,409	(4,066)	209,618

PROPERTY AND EQUIPMENT, NET	—	151,288	875	1,151	—	153,314
MARKETABLE SECURITIES	—	249	—	—	—	249
DEFERRED TAX ASSETS	—	—	—	—	—	—
GOODWILL	—	1,016,620	—	—	—	1,016,620
INTANGIBLE ASSETS	—	421,240	1,500	—	—	422,740
DEFERRED FINANCING COSTS	—	29,674	—	—	—	29,674
OTHER ASSETS	—	1,384	—	84	—	1,468
INVESTMENT IN SUBSIDIARIES	383,870	4,793	—	—	(388,663)	—

TOTAL ASSETS	$383,870	$1,810,639	$6,259	$25,644	$(392,729)	$1,833,683

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$50,390	$645	$732	$—	$51,767
Accrued payroll	—	15,639	214	304	—	16,157
Accrued interest	—	6,784	—	—	—	6,784
Accrued purchases of property and equipment	—	1,273	—	—	—	1,273
Accrued sales tax	—	1,781	—	—	—	1,781
Other accrued liabilities	—	17,106	1,307	1,429	—	19,842
Current portion of long-term debt	—	6,500	—	—	—	6,500

TOTAL CURRENT LIABILITIES	—	99,473	2,166	2,465	—	104,104

DEFERRED COMPENSATION OBLIGATION	—	363	—	—	—	363
DEFERRED TAX LIABILITIES	—	105,879	—	—	—	105,879
LONG-TERM DEBT	—	1,230,250	—	—	—	1,230,250
DEFERRED RENT	—	9,981	7	—	—	9,988
OTHER LONG-TERM LIABILITIES	—	1,522	—	—	—	1,522
INTERCOMPANY	—	(19,552)	4,839	25,715	(11,002)	—
STOCKHOLDERS’ EQUITY	383,870	382,723	(753)	(2,536)	(381,727)	381,577

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$383,870	$1,810,639	$6,259	$25,644	$(392,729)	$1,833,683

YANKEE HOLDING CORP. AND SUBSIDIARIES (AND PREDECESSOR)

PREDECESSOR

CONDENSED CONSOLIDATING BALANCE SHEET

December 30, 2006

(in thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,667	$2,362	$3,744	$—	$22,773
Accounts receivable, net	26,440	742	6,587	—	33,769
Inventory	52,633	1,475	8,527	(1,505)	61,130
Prepaid expenses and other current assets	8,040	87	524	—	8,651
Deferred tax assets	5,549	323	—	—	5,872

TOTAL CURRENT ASSETS	109,329	4,989	19,382	(1,505)	132,195

PROPERTY AND EQUIPMENT, NET	138,653	938	1,012	—	140,603
MARKETABLE SECURITIES	2,021	—	—	—	2,021
DEFERRED TAX ASSETS	67,288	—	—	—	67,288
GOODWILL	11,756	2,096	—	—	13,852
INTANGIBLE ASSETS	14,445	1,179	—	—	15,624
DEFERRED FINANCING COSTS	596	—	—	—	596
OTHER ASSETS	652	—	91	—	743
INVESTMENT IN SUBSIDIARIES	8,716	—	—	(8,716)	—

TOTAL ASSETS	$353,456	$9,202	$20,485	$(10,221)	$372,922

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$24,166	$414	$1,472	$—	$26,052
Accrued payroll	19,253	268	281	—	19,802
Accrued interest	428	—	—	—	428
Accrued income taxes	27,286	(371)	(17)	(298)	26,600
Accrued purchases of property and equipment	3,515	—	—	—	3,515
Accrued sales tax	5,168	—	—	—	5,168
Other accrued liabilities	12,788	2,449	1,098	—	16,335

TOTAL CURRENT LIABILITIES	92,604	2,760	2,834	(298)	97,900

DEFERRED COMPENSATION OBLIGATION	2,213	—	—	—	2,213
LONG-TERM DEBT	140,000	—	—	—	140,000
DEFERRED RENT	17,244	—	—	—	17,244
INTERCOMPANY	(14,170)	2,718	11,305	147	—
STOCKHOLDERS’ EQUITY	115,565	3,724	6,346	(10,070)	115,565

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$353,456	$9,202	$20,485	$(10,221)	$372,922

YANKEE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Thirteen Weeks Ended September 29, 2007

(in thousands)

	Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
Sales	$—	$166,847	$1,741	$11,169	$(3,942)	$175,815
Cost of sales	—	71,713	1,049	8,951	(3,551)	78,162

Gross profit	—	95,134	692	2,218	(391)	97,653
Selling expenses	—	48,282	1,108	2,140	—	51,530
General and administrative expenses	—	16,313	—	—	—	16,313

Income (loss) from operations	—	30,539	(416)	78	(391)	29,810
Interest income	—	—	—	(15)	—	(15)
Interest expense	—	25,619	—	—	—	25,619
Other income	—	190	—	(225)	—	(35)

Income (loss) before provision for (benefit from) income taxes	—	4,730	(416)	318	(391)	4,241
Provision for (benefit from) income taxes	—	1,150	(101)	95	(97)	1,047

Income (loss) before equity in earnings of subsidiaries	—	3,580	(315)	223	(294)	3,194
Equity in (earnings of) losses of subsidiaries, net of tax	(3,194)	92	—	—	3,102	—

Net income (loss)	$3,194	$3,488	$(315)	$223	$(3,396)	$3,194

YANKEE HOLDING CORP. AND SUBSIDIARIES (AND PREDECESSOR)

PREDECESSOR

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Thirteen Weeks Ended September 30, 2006

(in thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
Sales	$153,920	$1,497	$6,380	$(2,193)	$159,604
Cost of sales	69,554	718	5,337	(2,628)	72,981

Gross profit	84,366	779	1,043	435	86,623
Selling expenses	38,034	951	1,685	—	40,670
General and administrative expenses	17,015	—	—	—	17,015

Income (loss) from operations	29,317	(172)	(642)	435	28,938
Interest income	—	—	(7)	—	(7)
Interest expense	4,682	—	—	—	4,682
Other (income) loss	(208)	—	43	—	(165)

Income (loss) before provision for (benefit from) income taxes	24,843	(172)	(678)	435	24,428
Provision for (benefit from) income taxes	9,422	(64)	—	169	9,527

Income (loss) before equity earnings in subsidiaries	15,421	(108)	(678)	266	14,901
Equity losses of subsidiaries, net of tax	786	—	—	(786)	—

Net income (loss)	$14,635	$(108)	$(678)	$1,052	$14,901

YANKEE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Period February 6, 2007 to September 29, 2007

(in thousands)

	Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
Sales	$—	$382,570	$4,169	$24,095	$(11,986)	$398,848
Cost of sales	—	200,922	2,971	23,201	(9,905)	217,189

Gross profit	—	181,648	1,198	894	(2,081)	181,659
Selling expenses	—	120,781	2,565	5,237	—	128,583
General and administrative expenses	—	46,566	—	—	—	46,566

Income (loss) from operations	—	14,301	(1,367)	(4,343)	(2,081)	6,510
Interest income	—	—	—	(34)	—	(34)
Interest expense	—	67,061	—	—	—	67,061
Other income	—	45	—	(767)	—	(722)

(Loss) income before (benefit from) provision for income taxes	—	(52,805)	(1,367)	(3,542)	(2,081)	(59,795)
(Benefit from) provision for income taxes	—	(23,041)	(597)	(1,063)	(891)	(25,592)

(Loss) income before equity earnings in subsidiaries	—	(29,764)	(770)	(2,479)	(1,190)	(34,203)
Equity losses of subsidiaries, net of tax	34,203	3,249	—	—	(37,452)	—

Net (loss) income	$(34,203)	$(33,013)	$(770)	$(2,479)	$36,262	$(34,203)

YANKEE HOLDING CORP. AND SUBSIDIARIES (AND PREDECESSOR)

PREDECESSOR

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Period December 31, 2006 to February 5, 2007

(in thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
Sales	$52,861	$555	$1,747	$(1,781)	$53,382
Cost of sales	23,935	385	1,473	(1,240)	24,553

Gross profit	28,926	170	274	(541)	28,829
Selling expenses	15,312	338	551	—	16,201
General and administrative expenses	13,828	—	—	—	13,828

Loss from operations	(214)	(168)	(277)	(541)	(1,200)
Interest income	—	—	(1)	—	(1)
Interest expense	986	—	—	—	986
Other (income) expense	(39)	—	24	—	(15)

Loss before benefit from income taxes	(1,161)	(168)	(300)	(541)	(2,170)
Benefit from income taxes	(144)	(21)	(90)	(85)	(340)

Loss before equity earnings in subsidiaries	(1,017)	(147)	(210)	(456)	(1,830)
Equity losses of subsidiaries, net of tax	357	—	—	(357)	—

Net loss	$(1,374)	$(147)	$(210)	$(99)	$(1,830)

YANKEE HOLDING CORP. AND SUBSIDIARIES (AND PREDECESSOR)

PREDECESSOR

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Thirty-nine Weeks Ended September 30, 2006

(in thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
Sales	$398,278	$4,228	$16,590	$(9,328)	$409,768
Cost of sales	181,107	2,093	13,480	(8,648)	188,032

Gross profit	217,171	2,135	3,110	(680)	221,736
Selling expenses	107,143	2,891	4,485	—	114,519
General and administrative expenses	47,534	—	—	—	47,534

Income (loss) from operations	62,494	(756)	(1,375)	(680)	59,683
Interest income	—	—	(20)	—	(20)
Interest expense	11,208	—	3	—	11,211
Other income	(482)	—	23	—	(459)

Income (loss) before provision for (benefit from) income taxes	51,768	(756)	(1,381)	(680)	48,951
Provision for (benefit from) income taxes	17,237	(251)	—	(233)	16,753

Income (loss) before equity earnings in subsidiaries	34,531	(505)	(1,381)	(447)	32,198

Equity losses of subsidiaries, net of tax	1,886	—	—	(1,886)	—

Net income (loss)	$32,645	$(505)	$(1,381)	$1,439	$32,198

YANKEE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Period February 6, 2007 to September 29, 2007

(in thousands)

	Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
CASH FLOWS (USED IN ) PROVIDED BY OPERATING ACTIVITIES:
Net (loss) income	$(34,203)	$(33,013)	$(770)	$(2,479)	$36,262	$(34,203)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	29,655	134	165	—	29,954
Unrealized loss on marketable securities	—	219	—	—	—	219
Stock based compensation expense	—	522	—	—	—	522
Deferred taxes	—	(14,914)	434	—	—	(14,480)
Non-cash charge related to increased inventory carrying value	—	40,472	—	—	—	40,472
Loss on disposal and impairment of property and equipment	—	615	—	—	—	615
Investments in marketable securities	—	(553)	—	—	—	(553)
Changes in assets and liabilities
Accounts receivable, net	—	(28,522)	(62)	(4,850)	—	(33,434)
Inventory	—	(25,693)	(225)	(2,386)	2,027	(26,277)
Prepaid expenses and other assets	—	(16,056)	1,782	546	—	(13,728)
Accounts payable	—	32,438	422	(427)	—	32,433
Income Taxes Payable	—	(26,068)	371	17	298	(25,382)
Accrued expenses and other liabilities	—	8,813	(639)	(232)	—	7,942

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(34,203)	(32,085)	1,447	(9,646)	38,587	(35,900)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	—	(19,622)	(53)	(97)	—	(19,772)
Acquisition of the Company	—	(1,429,476)	—	—	—	(1,429,476)

NET CASH USED IN INVESTING ACTIVITIES	—	(1,449,098)	(53)	(97)	—	(1,449,248)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repayments under bank credit agreements	—	(179,250)	—	—	—	(179,250)
Net proceeds from issuance of common stock	418,083	—	—	—	—	418,083
Borrowings under senior secured term loan facility	—	650,000	—	—	—	650,000
Deferred financing costs	—	(32,358)	—	—	—	(32,358)
Borrowings under senior secured revolving credit facility	—	101,000	—	—	—	101,000
Borrowings under senior notes and senior subordinated notes	—	525,000	—	—	—	525,000
Repurchase of common stock	—	(98)	—	—	—	(98)
Intercompanies	(383,880)	415,374	(1,829)	8,922	(38,587)	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	34,203	1,479,668	(1,829)	8,922	(38,587)	1,482,377

EFFECT EXCHANGE RATE CHANGES ON CASH	—	—	—	88	—	88
NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	—	(1,515)	(435)	(733)	—	(2,683)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	10,781	2,156	1,847	—	14,784

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$9,266	$1,721	$1,114	$—	$12,101

YANKEE HOLDING CORP. AND SUBSIDIARIES (AND PREDECESSOR)

PREDECESSOR

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Period December 31, 2006 to February 5, 2007

(in thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES:
Net loss	$(1,374)	$(147)	$(210)	$(99)	$(1,830)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,608	46	19	—	2,673
Unrealized gain on marketable securities	(31)	—	—	—	(31)
Stock based compensation expense	8,638	—	—	—	8,638
Deferred taxes	(3,905)	—	—	—	(3,905)
Loss on disposal and impairment of property and equipment	14	—	—	—	14
Investments in marketable securities	(27)	—	—	—	(27)
Excess tax benefit from exercise of stock options	(4,317)	—	—	—	(4,317)
Changes in assets and liabilities
Accounts receivable, net	(1,190)	159	1,210	—	179
Inventory	(2,396)	152	(1,029)	534	(2,739)
Prepaid expenses and other assets	697	1	(362)	—	336
Accounts payable	(3,895)	(191)	(357)	—	(4,443)
Income taxes payable	3,642	—	—	—	3,642
Accrued expenses and other liabilities	(7,437)	(550)	(270)	—	(8,257)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(8,973)	(530)	(999)	435	(10,067)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(2,247)	—	(3)	—	(2,250)

NET CASH USED IN INVESTING ACTIVITIES	(2,247)	—	(3)	—	(2,250)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Excess tax benefit from exercise of stock options	4,317	—	—	—	4,317
Intercompany	1,017	324	(906)	(435)	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	5,334	324	(906)	(435)	4,317

EFFECT EXCHANGE RATE CHANGES ON CASH	—	—	11	—	11

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,886)	(206)	(1,897)	—	(7,989)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	16,667	2,362	3,744	—	22,773

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,781	$2,156	$1,847	$—	$14,784

YANKEE HOLDING CORP. AND SUBSIDIARIES (AND PREDECESSOR)

PREDECESSOR

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Thirty-nine Weeks Ended September 30, 2006

(in thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES:
Net income (loss)	$32,645	$(505)	$(1,381)	$1,439	$32,198
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	19,264	261	127	—	19,652
Unrealized loss (gain) on marketable securities	29	—	—	—	29
Stock based compensation expense	4,348	—	—	—	4,348
Deferred taxes	5,069	421	—	—	5,490
Loss on disposal and impairment of property and equipment	136	—	8	—	144
Excess tax benefit from exercise of stock options	(924)	—	—	—	(924)
Investments in marketable securities	(597)	—	—	—	(597)
Changes in assets and liabilities
Accounts receivable, net	(22,968)	(157)	(1,136)	—	(24,261)
Inventory	(26,965)	(897)	(1,311)	626	(28,547)
Prepaid expenses and other assets	(3,024)	4	(205)	—	(3,225)
Accounts payable	(850)	214	(174)	—	(810)
Income taxes payable	(15,048)	—	—	—	(15,048)
Accrued expenses and other liabilities	(8,354)	(1,115)	(479)	—	(9,948)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(17,239)	(1,774)	(4,551)	2,065	(21,499)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(18,301)	(918)	(180)	—	(19,399)
Payment of contingent consideration on Yankee Candle Fundraising	(1,333)	—	—	—	(1,333)
Payment for Illuminations acquisition	(22,111)	—	—	—	(22,111)

NET CASH USED IN INVESTING ACTIVITIES	(41,745)	(918)	(180)	—	(42,843)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Net borrowings under bank credit agreements	103,000	—	—	—	103,000
Repurchases of common stock	(41,977)	—	—	—	(41,977)
Dividends paid	(5,093)	—	—	—	(5,093)
Excess tax benefit from exercise of stock options	924	—	—	—	924
Deferred financing costs	(279)	—	—	—	(279)
Net proceeds from issuance of common stock	4,714	—	—	—	4,714
Intercompanies	(4,799)	2,118	4,746	(2,065)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	56,490	2,118	4,746	(2,065)	61,289

EFFECT EXCHANGE RATE CHANGES ON CASH	—	—	154	—	154

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,494)	(574)	169	—	(2,899)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,906	2,138	1,611	—	12,655

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,412	$1,564	$1,780	$—	$9,756

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Derivative instruments

In accordance with SFAS No. 133, as amended, the Company had designated certain derivative arrangements entered into on February 14, 2007 as cash flow hedges and recognizes the fair value of the instruments on the consolidated balance sheet. Gains and losses related to a hedge and that result from changes in the fair value of the hedge are either recognized in income immediately to offset the gain or loss on the hedged item, or the effective portion is deferred and reported as a component of other comprehensive income in stockholders’ equity and subsequently recognized in income when the hedged item affects earnings. To record this swap as of September 29, 2007 the Company recorded the fair value of the derivative liability of $4.4 million in other current liabilities, offset by $2.7 million and $1.7 million in other comprehensive income and deferred taxes, respectively.

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

Value of long-lived assets, including intangibles

Long-lived assets on our balance sheet consist primarily of property and equipment, customer lists, tradename and goodwill. We periodically review the carrying value of all of these assets. We undertake this review when facts and circumstances suggest that cash flows emanating from those assets may be diminished, and at least annually in the case of tradename and goodwill. Any impairment charge that we record reduces our earnings. While we believe that our future estimates are reasonable, different assumptions regarding items such as future cash flows and the volatility inherent in markets which we serve could affect our evaluations and result in impairment charges against the carrying value of those assets.

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

Equity–based compensation charges amounted to $0.1 million and $1.6 million for the thirteen weeks ended September 29, 2007 and September 30, 2006, respectively. For the period February 6, 2007 to September 29, 2007, the period December 31, 2006 to February 5, 2007 and for the thirty-nine weeks ended September 30, 2006 equity-based compensation expense was $0.5 million, $8.6 million and $4.3 million, respectively.

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

With respect to the Class B common units, since the Company is no longer publicly traded, the Company based its estimate of expected volatility on the average historical volatility of a group of six comparable companies. The historical volatilities of the comparable companies were measured over a 5–year historical period. The Company’s historical volatility prior to the acquisition was also considered in the estimate of expected volatility. The expected term of the Class B common units granted represents the period of time that the Units are expected to be outstanding and is assumed to be 5 years. The Company is not expected to pay dividends, and accordingly, the dividend yield is zero. The risk free interest rate for a period commensurate with the expected term was based on the U.S. Treasury yield curve in effect at the time of issuance.

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

Independent third–party appraisers were engaged to assist management to determine the value certain tangible and intangible assets as well as liabilities acquired. As of September 29, 2007, the Company has recorded preliminary purchase accounting adjustments to increase the carrying value of property and equipment and inventory, to establish intangible assets for tradenames, customer lists and favorable lease commitments and to revalue the Company’s long-term deferred rent obligation, among other things.

Allocation of the purchase price for the acquisition of the Company was based on estimates of the fair value of net assets acquired. The purchase price allocation is subject to finalization of the assessment of the fair value of property and equipment, intangible assets, operating leases, transaction costs and deferred income taxes. The purchase price has been preliminarily allocated as follows (in thousands):

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

Goodwill is not deductible for tax purposes. The assignment of goodwill to reportable segments has not been completed as of September 29, 2007.

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

RESULTS OF OPERATIONS

Overview

We are the largest designer, manufacturer and distributor of premium scented candles in the U.S. based on annual sales. We have a 37–year history of offering our distinctive products and marketing them as affordable luxuries and consumable gifts. We offer a wide variety of jar candles, Samplers® votive candles, Tarts® wax potpourri, pillars and other candle products, the vast majority of which are marketed under the Yankee Candle® brand. We also sell a wide range of other home fragrance products, including Yankee Candle® branded electric home fragrancers, potpourri, scented oils, reed diffusers, room sprays, Yankee Candle Car Jars® auto air fresheners, and candle related home décor accessories. We operate a vertically integrated business model with approximately 71% of our 2006 sales generated by products we manufactured at our Whately, Massachusetts facility.

Our multi–channel distribution strategy enables us to offer Yankee Candle® products through a wide variety of locations and venues. We sell our products through an extensive and growing wholesale customer network in North America and through our growing retail store base located primarily in malls. As of September 29, 2007, we had 449 Company–owned and operated stores, including 27 Illuminations stores, and approximately 19,581 wholesale locations, including our European operations. In addition, we own and operate a 90,000 square foot flagship store in South Deerfield, Massachusetts and a 42,000 square foot flagship store in Williamsburg, Virginia. We also sell our products directly to consumers through our catalogs and our Internet web sites at www.yankeecandle.com, www.illuminations.com and www.aromanaturals.com. Outside North America, we sell our products through international distributors and to an international wholesale customer network through our distribution center located in Bristol, England. As a result of acquisitions in recent years, our operations also include (i) our Illuminations division, a designer and marketer of premium scented candles, candle accessories and other home décor products under the Illuminations brand, pursuant to which we operate 27 Illuminations retail stores (as of September 29, 2007) in California, Arizona and Washington, (ii) our Yankee Candle fundraising division and (iii) our wholly owned subsidiary, Aroma Naturals, Inc., a specialized line of wellness candles and aromatherapy products.

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

In evaluating our results of operations and financial performance, our management has used combined results for the thirty-nine weeks ended September 29, 2007 as a single measurement period. Due to the Transactions, we believe that comparisons between the thirty-nine weeks ended September 30, 2006 and either the Predecessor’s results for the period December 31, 2006 to February 5, 2007 or the Successor’s results for the period February 6, 2007 to September 29, 2007 may impede the ability of users of our financial information to understand our operating and cash flow performance.

Consequently, to enhance an analysis of operating results and cash flows, we have presented our operating results and cash flows on a combined basis for the thirty-nine weeks ended September 29, 2007. This combined presentation for the thirty-nine weeks ended September 29, 2007 represents the mathematical addition of the pre–Merger results of operations of the Predecessor for the period December 31, 2006 to February 5, 2007 and the results of operations for the Successor for the period from February 6, 2007 to September 29, 2007. We believe the combined presentation provides relevant information for investors. These combined results, however are not intended to represent what our operating results would have been had the Transactions occurred at the beginning of the period. A reconciliation showing the mathematical combination of our operating results for such periods is included below under “Results of Operations.”

In the following discussion, comparisons are made between the thirty-nine week periods ended September 29, 2007 and September 30, 2006, notwithstanding the presentation in our condensed consolidated statements of operations for the thirty-nine weeks of fiscal 2007 which is comprised of the period from December 31, 2006 to February 5, 2007 (Predecessor) and the period from February 6, 2007 to September 29, 2007 (Successor). We do not believe a discussion of the various periods presented for the thirty-nine weeks of fiscal 2007 in the condensed consolidated statements of operations would be meaningful and, accordingly, we have prepared the discussion of our results of operations by comparing the thirty-nine weeks of fiscal 2007 to the thirty-nine weeks of fiscal 2006 without regard to the differentiation between the period from December 31, 2006 to February 5, 2007 (Predecessor) and the period from February 6, 2007 to September 29, 2007 (Successor).

In the second quarter of 2007, the Company elected to report its fundraising division, Yankee Candle Company Fundraising, within the retail segment and as such, has restated historical information to be comparative with the current year presentation. This division had historically been reported within the wholesale segment. This change was done to be consistent with the fact that the fundraising division is now managed by and reports to the Company’s Senior Vice President of Retail.

The following table reconciles the thirty-nine weeks ended September 29, 2007 condensed consolidated statements of operations with the discussion of the results of operations that follows:

	Successor Period February 6, 2007 to September 29, 2007	Predecessor Period December 31, 2006 to February 5, 2007	Non-GAAP Combined Thirty-nine Weeks Ended September 29, 2007
Sales	$398,848	$53,382	$452,230
Cost of sales	217,189	24,553	241,742

Gross profit	181,659	28,829	210,488
Selling expenses	128,583	16,201	144,784
General and administrative expenses	46,566	13,828	60,394

Income (loss) from operations	6,510	(1,200)	5,310
Interest income	(34)	(1)	(35)
Interest expense	67,061	986	68,047
Other income	(722)	(15)	(737)

Loss before benefit from income taxes	(59,795)	(2,170)	(61,965)
Benefit from income taxes	(25,592)	(340)	(25,932)

Net loss	$(34,203)	$(1,830)	$(36,033)

In addition, the following table sets forth the various components of our condensed consolidated statements of operations, expressed as a percentage of sales, for the periods indicated that are used in connection with the discussion herein.

	Successor Thirteen Weeks Ended September 29, 2007	Predecessor Thirteen Weeks Ended September 30, 2006	Non-GAAP Combined Thirty-nine Weeks Ended September 29, 2007	Predecessor Thirty-nine Weeks Ended September 30, 2006
Statements of Operations Data:
Sales:
Wholesale	56.1%	54.3%	51.7%	51.3%
Retail	43.9%	45.7%	48.3%	48.7%

Total net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales
Gross profit	55.5%	54.3%	46.5%	54.1%
Selling expenses	29.3%	25.5%	32.0%	27.9%
General and administrative expenses	9.3%	10.7%	13.4%	11.6%

Income from operations	17.0%	18.1%	1.2%	14.6%

Net other expense	14.5%	2.8%	14.9%	2.6%

Income (loss) before provision for (benefit from) income taxes	2.4%	15.3%	(13.7)%	12.0%
Provision for (benefit from) income taxes	0.6%	6.0%	(5.7)%	4.1%

Net income (loss)	1.8%	9.3%	(8.0)%	7.9%

Thirteen weeks ended September 29, 2007 versus the Thirteen weeks ended September 30, 2006

SALES

Sales increased 10.2% to $175.8 million for the thirteen weeks ended September 29, 2007 from $159.6 million for the thirteen weeks ended September 30, 2006.

Retail Sales

Retail sales increased 5.9% to $77.2 million for the thirteen weeks ended September 29, 2007 from $73.0 million for the thirteen weeks ended September 30, 2006. The increase in retail sales was achieved primarily through increased sales attributable to stores opened and acquired in 2006 that have not entered the comparable store base (which in 2006 were open for less than a full year), including Illuminations stores, of approximately $2.6 million, the addition of 20 new Yankee Candle retail stores opened in 2007 which increased sales by approximately $1.9 million, and increased comparable store sales of $0.5 million, offset in part by a decrease in our Yankee Candle Fundraising division of approximately $0.4 million and a decrease in our catalog and Internet sales of approximately $0.4 million.

Comparable store and catalog and Internet sales for the thirteen weeks ended September 29, 2007 increased 0.2% compared to the thirteen weeks ended September 30, 2006. Retail comparable store sales for the thirteen weeks ended September 29, 2007 increased 0.9% compared to the thirteen weeks ended September 30, 2006. Comparable store sales represent a comparison of sales during the corresponding fiscal periods on stores in our comparable stores sales base. A store first enters our comparable store sales base in the fourteenth fiscal month of operation. There were 387 stores included in the comparable store base as of September 29, 2007, and 51 of these stores were included for less than a full year. There are no Illuminations stores included in our comparable store base. There were 449 retail stores open as of September 29, 2007 compared to 409 retail stores open as of September 30, 2006 and 420 retail stores open as of December 30, 2006. Permanently closed stores are excluded from the comparable store calculation beginning in the month in which the store closes.

Wholesale Sales

Wholesale sales, including European operations, increased 13.8% to $98.6 million for the thirteen weeks ended September 29, 2007 from $86.6 million for the thirteen weeks ended September 30, 2006. The increase in wholesale sales was achieved primarily from increased sales in our European operations of approximately $4.8 million, increased sales to domestic wholesale locations in operation prior to September 30, 2006 of approximately $3.6 million, sales derived from new product ventures of $2.1 million, increased sales to domestic wholesale locations opened during the last 12 months of approximately $1.2 million and increased sales from our Aroma Naturals subsidiary of approximately $0.3 million.

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

Gross profit increased 12.7% to $97.7 million for the thirteen weeks ended September 29, 2007 from $86.6 million for the thirteen weeks ended September 30, 2006. As a percentage of sales, gross profit increased to 55.5% for the thirteen weeks ended September 29, 2007 from 54.3% for the thirteen weeks ended September 30, 2006.

Retail Gross Profit

Retail gross profit dollars increased 8.9% to $52.0 million for the thirteen weeks ended September 29, 2007 from $47.8 million for the thirteen weeks ended September 30, 2006. The increase in gross profit dollars was primarily due to sales increases in our retail operations which contributed approximately $5.1 million, decreased costs in supply chain operations of approximately $1.5 million, the acquisition of Illuminations in 2006 which contributed approximately $0.6 million and increased profitability in our Yankee Candle fundraising division of approximately $0.2 million, offset in part by the effect of purchase accounting adjustments of approximately $0.2 million and increased promotional activity of $3.0 million.

As a percentage of sales, retail gross profit increased to 67.4% for the thirteen weeks ended September 29, 2007 from 65.5% for the thirteen weeks ended September 30, 2006. The increase in retail gross profit rate was primarily the result of increased productivity in supply chain operations of approximately 2.0%, a 1.1% increase attributable to increased sales and increased profitability in our Yankee Candle fundraising division of approximately 0.7%, offset in part by the effect of purchase accounting adjustments of approximately 0.3%, the acquisition of Illuminations in 2006 of 0.4% and increased marketing and promotional activity of 1.2%.

Wholesale Gross Profit

Wholesale gross profit dollars increased 17.4% to $45.6 million for the thirteen weeks ended September 29, 2007 from $38.8 million for the thirteen weeks ended September 30, 2006. The increase in wholesale gross profit dollars was primarily attributable to sales increases within our European and domestic wholesale operations, which contributed approximately $6.1 million, new product ventures of approximately $1.0 million and decreased costs in our supply chain operations of approximately $0.2, offset in part by an adverse change in our wholesale merchandise rate and mix of approximately $0.5 million.

As a percentage of sales, wholesale gross profit increased to 46.3% for the thirteen weeks ended September 29, 2007 from 44.8% for the thirteen weeks ended September 30, 2006. The increase in wholesale gross profit rate was primarily the result of a 1.6% increase attributable to increased sales, increased productivity in supply chain operations of 0.3% and decreased marketing and promotional activity of 0.1%, offset in part by and an adverse change in our wholesale merchandise rate and mix of 0.5%.

SELLING EXPENSES

Selling expenses increased 26.7% to $51.5 million for the thirteen weeks ended September 29, 2007 from $40.7 million for the thirteen weeks ended September 30, 2006. These expenses are related to both wholesale and retail operations and consist of payroll, occupancy, advertising and other operating costs, as well as pre-opening costs, which are expensed as incurred. In addition, the effect of purchase accounting adjustments of approximately $3.9 million related to additional occupancy costs is included in selling expense for the thirteen weeks ended September 29, 2007. As a percentage of sales, selling expenses were 29.3% and 25.5% for the thirteen weeks ended September 29, 2007 and September 30, 2006, respectively.

Retail Selling Expenses

Retail selling expenses increased 20.6% to $43.0 million for the thirteen weeks ended September 29, 2007 from $35.7 million for the thirteen weeks ended September 30, 2006. These expenses relate to payroll, occupancy, advertising and other store operating costs, as well as pre–opening costs, which are expensed as incurred. The increase in retail selling expenses in dollars was primarily related to selling expenses incurred in our Illuminations stores of approximately $2.5 million, 20 new Yankee Candle retail stores opened in 2007 and the 28 new Yankee Candle retail stores opened in 2006 which together contributed approximately $2.0 million, the effect of purchase accounting adjustments of approximately $0.9 million, increased marketing costs of approximately $0.8 million, increased labor costs of approximately $0.7 million and increased occupancy costs of approximately $0.4 million.

As a percentage of retail sales, retail selling expenses were 55.7% and 48.9% for the thirteen weeks ended September 29, 2007 and September 30, 2006, respectively. The increase in selling expense rate was primarily due to higher selling expense associated with the Illuminations stores of 2.1%, the effect of purchase accounting adjustments of 1.1%, our Yankee Candle fundraising division of 0.3% and selling expenses of our two most recent store classes of 0.2%. These two store classes are considered immature stores, which are generally stores that are less than three years old. Immature stores typically generate higher selling expenses as a percentage of sales than stores that have been open for more than three years since fixed costs, as a percent of sales, are higher in the early sales maturation period.

Wholesale Selling Expenses

Wholesale selling expenses increased 70.1% to $8.5 million for the thirteen weeks ended September 29, 2007 from $5.0 million for the thirteen weeks ended September 30, 2006. These expenses relate to payroll, advertising and other operating costs. As a percentage of wholesale sales, wholesale selling expenses were 8.7% and 5.8% for the thirteen weeks ended September 29, 2007 and September 30, 2006, respectively. The increase in wholesale selling expenses in dollars and rate was primarily the result of the effect of purchase accounting adjustments of $3.0 million or 3.1%.

SEGMENT PROFITABILITY

Segment profitability is sales less cost of sales and selling expenses.

Retail Operations

Segment profitability for our retail operations was $9.0 million or 11.7% of retail sales for the thirteen weeks ended September 29, 2007 compared to $12.1 million or 16.6% of retail sales for the thirteen weeks ended September 30, 2006. The decrease in retail segment profitability in dollars was primarily due to increased selling expenses in our Yankee Candle retail stores of approximately $3.9 million, increased promotional activity of approximately $3.0 million, our Illuminations stores acquired in the third quarter of fiscal 2006 of approximately $1.7 million and the effect of purchase accounting adjustments of approximately $1.1 million, offset in part by sales increases in our retail operations which contributed approximately $5.1 million and decreased costs in supply chain operations of approximately $1.5 million.

The decrease in retail segment profit rate was primarily due to increased selling expenses in our Yankee Candle Retail stores of approximately 3.2%, our Illuminations stores acquired in the third quarter of fiscal 2006 of 2.6%, the effect of purchase accounting adjustments of 1.4% and increased marketing and promotional activity of 1.2%, offset in part by increased productivity in our supply chain operations of 2.0%, a 1.1% increase attributable to increased sales and increased profitability in our Yankee Candle fundraising division of 0.4%.

Wholesale Operations

Segment profitability for our wholesale operations, including Europe, was approximately $37.1 million or 37.6% of wholesale sales for the thirteen weeks ended September 29, 2007 compared to $33.8 million or 39.1% of wholesale sales for the thirteen weeks ended September 30, 2006. The increase in wholesale segment profitability in dollars was primarily attributable to the increased sales in our European and domestic wholesale operations which contributed approximately $6.1 million, new product ventures of approximately $1.0 million and decreased costs in our supply chain operations of $0.2 million, offset in part by the effect of purchase accounting adjustments of approximately $3.0 million, an adverse change in our wholesale merchandise rate and mix of approximately $0.5 million and an increase in selling expenses of approximately $0.5 million.

The decrease in wholesale segment profit rate was primarily the result of the effect of purchase accounting adjustments of 3.0% and an adverse change in our wholesale merchandise rate and mix of 0.5%, offset in part by a 1.6% increase attributable to increased sales, increased productivity in supply chain operations of 0.3% and decreased marketing and promotional activity of 0.1%.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses, which consist primarily of personnel–related costs including senior management, accounting, information systems, management incentive programs and costs that are not readily allocable to either the retail or wholesale operations, decreased 4.1% to $16.3 million for the thirteen weeks ended September 29, 2007 from $17.0 million for the thirteen weeks ended September 30, 2006. As a percentage of sales, general and administrative expenses were 9.3% and 10.7% for the thirteen weeks ended September 29, 2007 and September 30, 2006, respectively. The decrease in general and administrative expense in dollars and rate was primarily due to a decrease in stock compensation of approximately $1.5 million or 0.8%.

NET OTHER EXPENSE

Net other expense was $25.6 million for the thirteen weeks ended September 29, 2007 compared to $4.5 million for the thirteen weeks ended September 30, 2006. The primary component of this expense was interest expense, which was $25.6 million and $4.7 million for the thirteen weeks ended September 29, 2007 and September 30, 2006, respectively. The increase in interest expense was primarily due to an increase in our average daily debt outstanding during the period primarily due to borrowings associated with the Merger of $1,175.0 million, subsequent drawings on the senior secured revolving credit facility of $65.0 million and increased borrowing rates as a result of an increase in bank lending rates associated with the new debt. Amortization of deferred financing costs was $1.0 million and $0.1 million for the thirteen weeks ended September 29, 2007 and September 30, 2006, respectively.

PROVISION FOR INCOME TAXES

The income tax provision for the thirteen weeks ended September 29, 2007 was $1.0 million compared to a tax provision of $9.5 million for the thirteen weeks ended September 30, 2006. The effective tax rates for the thirteen weeks ended September 29, 2007 and September 30, 2006 were 24.7% and 39.0%, respectively. The change in the effective tax rate during the quarter ended September 29, 2007 is primarily the result of changes in forecasted net income during the period.

Combined Thirty-nine weeks ended September 29, 2007 versus the Thirty-nine weeks ended September 30, 2006

SALES

Sales increased 10.4% to $452.2 million for the combined thirty-nine weeks ended September 29, 2007 from $409.8 million for the thirty-nine weeks ended September 30, 2006.

Retail Sales

Retail sales increased 9.5% to $218.4 million for the combined thirty-nine weeks ended September 29, 2007 from $199.4 million for the thirty-nine weeks ended September 30, 2006. The increase in retail sales was achieved primarily through increased sales attributable to stores opened and acquired in 2006 that have not entered the comparable store base (which in 2006 were open for less than a full year), including Illuminations stores, of approximately $13.4 million, the addition of 20 new Yankee Candle retail stores opened in 2007 which increased sales by approximately $3.5 million, increased comparable store sales of $2.1 million and an increase in our catalog and Internet sales of approximately $0.2 million, offset in part by a decrease in our Yankee Candle fundraising division of approximately $0.2 million.

Comparable store and catalog and Internet sales for the combined thirty-nine weeks ended September 29, 2007 increased 1.2% compared to the thirty-nine weeks ended September 30, 2006. Retail comparable store sales for the combined thirty-nine weeks ended September 29, 2007 increased 1.2% compared to the thirteen weeks ended September 30, 2006. Comparable store sales represent a comparison of sales during the corresponding fiscal periods on stores in our comparable stores sales base. A store first enters our comparable store sales base in the fourteenth fiscal month of operation. There were 387 stores included in the comparable store base as of September 29, 2007, and 51 of these stores were included for less than a full year. There are no Illuminations stores included in our comparable store base. There were 449 retail stores open as of September 29, 2007 compared to 409 retail stores open as of September 30, 2006 and 420 retail stores open as of December 30, 2006. Permanently closed stores are excluded from the comparable store calculation beginning in the month in which the store closes.

Wholesale Sales

Wholesale sales, including European operations, increased 11.1% to $233.8 million for the combined thirty-nine weeks ended September 29, 2007 from $210.4 million for the thirty-nine weeks ended September 30, 2006. The increase in wholesale sales was achieved primarily from increased sales in our European operations of approximately $9.2 million, increased sales to domestic wholesale locations opened during the last 12 months of approximately $6.7 million, sales derived from new product ventures of $3.9 million, increased sales to domestic wholesale locations in operation prior to September 30, 2006 of approximately $3.1 million and increased sales from our Aroma Naturals subsidiary of $0.5 million.

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

Gross profit decreased 5.1% to $210.5 million for the combined thirty-nine weeks ended September 29, 2007 from $221.7 million for the thirty-nine weeks ended September 30, 2006. As a percentage of sales, gross profit decreased to 46.5% for the combined thirty-nine weeks ended September 29, 2007 from 54.1% for the thirty-nine weeks ended September 30, 2006. The effect of purchase accounting adjustments primarily related to the amortization of the increased carrying value of inventory recorded during the period February 6, 2007 to September 29, 2007 decreased gross profit by approximately $40.5 million, or 9.0% of sales for the combined thirty-nine weeks ended September 29, 2007.

Retail Gross Profit

Retail gross profit dollars decreased 6.2% to $120.4 million for the combined thirty-nine weeks ended September 29, 2007 from $128.4 million for the thirty-nine weeks ended September 30, 2006. The decrease in gross profit dollars was primarily due to the effect of purchase accounting adjustments of approximately $22.1 million, increased promotional activity of $6.2 million and decreased profitability in our Yankee Candle fundraising division of approximately $0.5 million, partially offset by sales increases in retail operations which contributed approximately $12.9 million, the acquisition of Illuminations in 2006 which contributed approximately $3.6 million, improvement in our merchandise rate and mix of approximately $2.2 million and decreased costs in supply chain operations of approximately $2.1 million.

As a percentage of sales, retail gross profit decreased to 55.1% for the combined thirty-nine weeks ended September 29, 2007 from 64.4% for the thirty-nine weeks ended September 30, 2006. The decrease in retail gross profit rate was primarily the result of the effect of purchase accounting adjustments of approximately 10.1%, the acquisition of Illuminations in 2006 of 1.0%, increased marketing and promotional activity of 1.0% and decreased profitability in our Yankee Candle Fundraising division of 0.2%, offset in part by improvement in the merchandise rate and mix of 1.1%, increased productivity in supply chain operations of 1.0%, and an increase in retail sales of approximately 0.9%.

Wholesale Gross Profit

Wholesale gross profit dollars decreased 3.6% to $90.1 million for the combined thirty-nine weeks ended September 29, 2007 from $93.4 million for the thirty-nine weeks ended September 30, 2006. The decrease in wholesale gross profit dollars was primarily attributable to the effect of purchase accounting adjustments of $18.4 million, increased costs in our supply chain operations of approximately $0.6 million, increased promotional activity of $0.5 million, and an adverse change in our wholesale merchandise rate and mix of $0.5, offset in part by sales increases in our European and domestic wholesale operations which contributed approximately $14.6 million and new product ventures of approximately $2.1 million.

As a percentage of sales, wholesale gross profit decreased to 38.5% for the combined thirty-nine weeks ended September 29, 2007 from 44.4% for the thirty-nine weeks ended September 30, 2006. The decrease in wholesale gross profit rate was primarily the result of the effect of purchase accounting adjustments of approximately 7.9%, an adverse change in our wholesale merchandise rate and mix of 0.2%, decreased productivity in supply chain operations of approximately 0.2% and increased marketing and promotional activity of 0.1%, offset in part by a 2.4% increase attributable to increased sales and new product ventures of 0.1%.

SELLING EXPENSES

Selling expenses increased 26.4% to $144.8 million for the combined thirty-nine weeks ended September 29, 2007 from $114.5 million for the thirty-nine weeks ended September 30, 2006. These expenses are related to both wholesale and retail operations and consist of payroll, occupancy, advertising and other operating costs, as well as preopening costs, which are expensed as incurred. In addition, the effect of purchase accounting adjustments of approximately $10.3 million are included in selling expense for the combined thirty-nine weeks ended September 29, 2007. As a percentage of sales, selling expenses were 32.0% and 27.9% for the thirty-nine weeks ended September 29, 2007 and September 30, 2006, respectively.

Retail Selling Expenses

Retail selling expenses increased 20.6% to $121.3 million for the combined thirty-nine weeks ended September 29, 2007 from $100.5 million for the thirty-nine weeks ended September 30, 2006. These expenses relate to payroll, occupancy, advertising and other store operating costs, as well as pre–opening costs, which are expensed as incurred. As a percentage of retail sales, retail selling expenses were 55.5% and 50.4% for the thirty-nine weeks ended September 29, 2007 and September 30, 2006, respectively. The increase in retail selling expenses in dollars was primarily related to selling expenses incurred in our Illuminations stores of $9.6 million, 20 new Yankee Candle retail stores opened in 2007 and the 28 new retail stores opened in 2006 which together contributed approximately $6.0 million, the effect of purchase accounting adjustments of approximately $2.4 million, additional marketing spending of approximately $1.1 million and increased labor costs of $0.9 million and increased occupancy costs of $0.8 million.

The increase in selling expense rate was primarily due to higher selling expense associated with the Illuminations stores of 2.4%, the effect of purchase accounting adjustments of 1.1%, selling expenses of our two most recent store classes of 0.4% and additional marketing spending of 0.6%. These two store classes are considered immature stores, which are generally stores that are less than three years old. Immature stores typically generate higher selling expenses as a percentage of sales than stores that have been open for more than three years since fixed costs, as a percent of sales, are higher in the early sales maturation period.

Wholesale Selling Expenses

Wholesale selling expenses increased 68.1% to $23.5 million for the combined thirty-nine weeks ended September 29, 2007 from $14.0 million for the thirty-nine weeks ended September 30, 2006. These expenses relate to payroll, advertising and other operating costs. As a percentage of wholesale sales, wholesale selling expenses were 10.0% and 6.6% for the combined thirty-nine weeks ended September 29, 2007 and September 30, 2006, respectively. The increase in wholesale selling expenses in dollars was primarily the result of the effect of purchase accounting adjustments of $7.9 million, $1.3 million of increased selling expenses related to our European operations, and $0.3 million primarily due to increased marketing costs in our domestic wholesale operations.

The increase in wholesale selling expense as a percentage of wholesale sales was primarily attributable to the effect of purchase accounting adjustments of 3.3%.

SEGMENT PROFITABILITY

Segment profitability is sales less cost of sales and selling expenses.

Retail Operations

Segment profitability for our retail operations was a loss of approximately $0.9 million or 0.4% of retail sales for the combined thirty-nine weeks ended September 29, 2007 compared to a profit of $27.8 million or 14.0% of retail sales for the thirty-nine weeks ended September 30, 2006. The decrease in retail segment profitability in dollars was primarily due to the effect of purchase accounting adjustments of approximately $24.5 million, increased selling expenses in our Yankee Candle retail operations of approximately $8.5 million, our Illuminations stores acquired in the third quarter of fiscal 2006 of approximately $6.0 million, increased promotional activity of approximately $6.2 million and decreased profitability in our Yankee Candle fundraising division of approximately $0.7 million, offset in part by sales increases in retail operations which contributed approximately $12.9 million, improvement in our merchandise rate and mix of approximately $2.2 million and decreased costs in supply chain operations of approximately $2.1 million.

The decrease in retail segment profit rate was primarily due to the effect of purchase accounting adjustments of 11.3%, our Illuminations stores acquired in the third quarter of fiscal 2006 of 3.2%, increased selling expense in our Yankee Candle retail operations of approximately 1.7%, increased marketing and promotional activity of 1.0% and decreased profitability in our Yankee Candle Fundraising division of 0.2%, offset in part by improvement in the merchandise rate and mix of 1.1%, increased productivity in supply chain operations of approximately 1.0% and sales increases in retail operations which contributed approximately 0.9%.

Wholesale Operations

Segment profitability for our wholesale operations, including Europe, was approximately $66.6 million or 28.5% of wholesale sales for the combined thirty-nine weeks ended September 29, 2007 compared to $79.4 million or 37.7% of wholesale sales for the thirty-nine weeks ended September 30, 2006. The decrease in wholesale segment profitability in dollars was primarily attributable to the effect of purchase accounting adjustments of approximately $26.3 million, an increase in selling expenses of $1.6 million, increased costs in our supply chain operations of approximately $0.6 million, an adverse change in our wholesale merchandise rate and mix of approximately $0.5 million and the impact of increased promotional activity of $0.5 million, partially offset by increased sales in our European and domestic wholesale operations which contributed approximately $14.6 million and new product ventures of approximately $2.1 million.

The decrease in wholesale segment profit rate was primarily the result of the effect of purchase accounting adjustments of 11.1%, an adverse change in our wholesale merchandise rate and mix of 0.2%, decreased productivity in supply chain operations of approximately 0.2%, increased marketing and promotional activity of 0.1% and increased selling expenses of 0.1%, offset in part by a 2.4% increase attributable to increased sales and new product ventures of 0.1%.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses, which consist primarily of personnel–related costs including senior management, accounting, information systems, management incentive programs and costs that are not readily allocable to either the retail or wholesale operations, increased 27.1% to $60.4 million for the combined thirty-nine weeks ended September 29, 2007 from $47.5 million for the thirty-nine weeks ended September 30, 2006. As a percentage of sales, general and administrative expenses were 13.4% and 11.6% for the thirty-nine weeks ended September 29, 2007 and September 30, 2006, respectively. The increase in general and administrative expense in dollars was primarily attributable to an increase in stock–based compensation expense of $8.2 million as a result of the accelerated vesting associated with stock options, restricted and performance shares that resulted from the Merger and costs incurred with the Merger of $5.1 million. The increase in general and administrative expense as a percentage of sales for the combined thirty-nine weeks ended September 29, 2007 was primarily due to the increase in stock compensation expense and costs incurred with the Merger.

NET OTHER EXPENSE

Net other expense was $67.3 million for the combined thirty-nine weeks ended September 29, 2007 compared to $10.7 million for the thirty-nine weeks ended September 30, 2006. The primary component of this expense was interest expense, which was $68.0 million and $11.2 million for the thirty-nine weeks ended September 29, 2007 and September 30, 2006, respectively. The increase in interest expense was primarily due to an increase in our average daily debt outstanding during the period primarily due to borrowings associated with the Merger of $1,175.0 million and subsequent drawings on the senior secured revolving credit facility of $65.0 million and increased borrowing rates as a result of an increase in bank lending rates associated with the new debt. Amortization of deferred financing costs were $2.7 million and $0.2 million for the thirty-nine weeks ended September 29, 2007 and September 30, 2006, respectively.

PROVISION FOR INCOME TAXES

The income tax benefit for the combined thirty-nine weeks ended September 29, 2007 was $25.9 million compared to a tax provision of $16.8 million for the thirty-nine weeks ended September 30, 2006. The effective tax rates for the combined thirty-nine weeks ended September 29, 2007 and September 30, 2006 were 41.8% and 34.2%, respectively. The lower tax rate for the thirty-nine weeks ended September 30, 2006 was primarily due to the recognition of a benefit of $2.3 million associated with the closure of an IRS audit for prior years recorded during the first quarter ended April 1, 2006. The benefit was primarily due to favorable audit adjustments associated with sales to our International subsidiary. Excluding this benefit, our effective tax rate for the thirty-nine weeks ended September 30, 2006 would have been 39.0%.

LIQUIDITY AND CAPITAL RESOURCES

In connection with the Transactions, the Company had significant cash outlays during the thirty-nine week period ended September 29, 2007 and significantly increased its level of debt upon entering into the $650.0 million senior secured term loan facility and issuance of the $325.0 million 8.50% senior notes and the $200.0 million 9.75% senior subordinated notes. As of December 31, 2006 the Company had outstanding debt of $140.0 million. Cash outlays for the payment of interest are significantly higher in the current fiscal year compared to last year as a result of the significant increase in indebtedness.

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

The Credit Facility and related agreements contain customary financial and other covenants, including, but not limited to, maximum consolidated total secured leverage (net of certain cash and cash equivalents) and certain other limitations on the Company and certain of the Company’s restricted subsidiaries’, as defined in the Credit Facility, ability to incur additional debt, guarantee other obligations, grant liens on assets, make investments or acquisitions, dispose of assets, make optional payments or modifications of other debt instruments, pay dividends or other payments on capital stock, engage in mergers or consolidations, enter into sale and leaseback transactions, enter into arrangements that restrict the Company’s ability to pay dividends or grant liens and engage in transactions with affiliates. The Credit Facility requires that the Company maintain at the end of each fiscal quarter, commencing with the quarter ended June 30, 2007, a consolidated total secured debt (net of certain cash and cash equivalents) to consolidated EBITDA (as defined in the Credit Facility) ratio of no more than 4.75 to 1.00. As of September 29, 2007, the consolidated total secured debt to consolidated EBITDA ratio was 3.59 to 1.00.

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

As a result of the Transactions, the cash flow results for the thirty-nine week period ended September 29, 2007 have been separately presented in the condensed consolidated statements of cash flows split between the “Predecessor”, covering the period December 31, 2006 to February 5, 2007 and the “Successor” covering the period February 6, 2007 to September 29, 2007. The comparable period results for the prior year are presented under “Predecessor.” For comparative purposes, the Company combined the two periods from December 31, 2006 through September 29, 2007 in its discussion below. This combination is not a GAAP presentation. However, the Company believes this combination is useful to provide the reader a more accurate comparison and is provided to enhance the reader’s understanding of cash flows for the periods presented. The following table reconciles the thirty-nine weeks ended September 29, 2007 cash flows with the discussion of cash flows that follows:

	Successor Period February 6, 2007 to September 29, 2007	Predecessor Period December 31, 2006 to February 5, 2007	Non-GAAP Combined Thirty-nine Weeks Ended September 29, 2007
Net cash used in operating activities	$(35,900)	$(10,067)	$(45,967)

Net cash used in investing activities	(1,449,248)	(2,250)	(1,451,498)

Net cash provided by financing activities	1,482,377	4,317	1,486,694

Cash and cash equivalents as of September 29, 2007 of $12.1 million decreased by $10.7 million compared to $22.8 million as of December 30, 2006. This decrease was due to cash used in operating activities of $41.7 million, net of the excess tax benefit from exercise of stock options, which includes total payments of $26.9 million of corporate income taxes for fiscal 2006 and cash paid for interest of $58.8 million. Net cash used in investing activities was $1,451.5 million for the combined thirty-nine weeks ended September 29, 2007, which includes the purchase of the Company of $1,429.5 million and purchases of property and equipment of $22.0 million primarily due to new stores. Net cash provided by financing activities was $1,482.4 million net of the excess tax benefit from exercise of stock options, for the combined thirty-nine weeks ended September 29, 2007, which includes the borrowings used to finance the acquisition of the Company which aggregated to $1,175.0 million, proceeds received from the sale of common stock of $433.1 million, offset by a $15.0 million payment to MDP recorded as a reduction in the proceeds from the sale of common stock and net borrowings under the revolving credit agreement of $65.0 million used primarily for working capital and the construction of new stores, partially offset by repayment of debt outstanding under the existing bank credit facility of $140.0 million at the time of the Merger and the payment of deferred financing fees of $32.4 million.

As September 29, 2007, we were in compliance with all covenants under our Credit Facility. We had $65.0 million outstanding under the revolving credit facility and $1.9 million of outstanding letters of credit, leaving $58.1 million in availability.

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

Our market risks relate primarily to changes in interest rates. At September 29, 2007, we had $711.8 million of floating rate debt and $525.0 million of fixed rate debt. For fixed rate debt, interest rate changes affect the fair market value, but do not impact earnings or cash flows. Conversely for floating rate debt, interest rate changes do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. The $711.8 million outstanding under our Credit Facility bears interest at variable rates. All borrowings under the Credit Facility bear interest at a rate per annum equal to an applicable margin, plus, at the Company’s option, (i) the higher of (a) the prime rate (as set forth on the British Banking Association Telerate Page 5) and (b) the federal funds effective rate, plus one-half percent (0.50%) per annum or (ii) the Eurodollar rate, and resets periodically. At September 29, 2007, the weighted–average interest rate on outstanding borrowings under our Credit Facility was 7.26%. This Credit Facility is intended to fund operating needs. Because this Credit Facility carries a variable interest rate pegged to market indices, our results of operations and cash flows will be exposed to changes in interest rates. Based on September 29, 2007 borrowing levels, a 1.00% increase or decrease in current market interest rates would have the effect of causing an approximately $7.1 million additional annual pre–tax charge or credit to the statement of operations.

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

The second component of interest rate risk involves the short-term investment of excess cash. This risk impacts fair values, earnings and cash flows. Excess cash is primarily invested in interest bearing accounts that fluctuate with market interest rates. Based on September 29, 2007 cash equivalents, a 1.00% increase or decrease in current market interest rates would have the effect of causing an approximately $0.1 million additional pre–tax credit or charge to the annual statements of income.

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

Our management, with the participation of our chief executive officer and principal accounting officer, evaluated the effectiveness of our disclosure controls and procedures as of September 29, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 29, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

No change in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) occurred during the fiscal quarter ended September 29, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Approximately 71% of our 2006 sales were generated by products we manufactured at our manufacturing facility in Whately, Massachusetts and we rely primarily on our distribution facilities in South Deerfield, Massachusetts to distribute our products. Because most of our machinery is designed or customized by us to manufacture our products, and because we have strict quality control standards for our products, the loss of our manufacturing facility, due to natural disaster or otherwise, would materially affect our operations. Similarly, our distribution facilities rely upon customized machinery, systems and operations, the loss of which would materially affect our operations. Although our manufacturing and distribution facilities are adequately insured, we believe it would take up to twelve months to resume operations at a level equivalent to current operations.

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

•	adverse outcomes from significant litigation matters;

•	the imposition of additional restrictions or regulations regarding the sale of products we offer;

•	changes in our ability to attract, retain and develop highly—qualified employees or changes in the cost or availability of a sufficient labor force to manage and support our operations;

•	changes in our ability to meet objectives with regard to business acquisitions or new business ventures;

•	the occurrence of severe weather events prohibiting or discouraging consumers from traveling to retail or wholesale locations;

•	the disruption of global, national or regional transportation systems;

•	the occurrence of certain material events including natural disasters, acts of terrorism, the outbreak of war or other significant national or international events;

•	our ability to react in a timely manner and maintain our critical business processes and information systems capabilities in a disaster recovery situation; and

•	changes in our ability to manage our existing computer systems and technology infrastructures, and our ability to implement successfully new computer systems and technology infrastructures.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item 3.	Defaults Upon Senior Securities.

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders.

Not Applicable

Item 5.	Other Information.

Not Applicable

Item 6.	Exhibits

3.1	Certificate of Amendment to the Certificate of Incorporation of Yankee Holding Corp.

4.1	Second Supplemental Indenture, dated as of August 21, 2007, by and among The Yankee Candle Company, Inc and the guarantors listed therein and HSBC Bank USA N.A., as trustee.

4.2	Second Supplemental Indenture, dated as of August 21, 2007, by and among The Yankee Candle Company, Inc and the guarantors listed therein and HSBC Bank USA N.A., as trustee.

31.1	Certification of Craig W. Rydin Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated November 8, 2007.

31.2	Certification of Edward R. Medina Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated November 8, 2007.

32.1	Certification of Craig W. Rydin Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, dated November 8, 2007.

32.2	Certification of Edward R. Medina Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, dated November 8, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YANKEE HOLDING CORP.

/s/ Edward R. Medina
Date: November 8, 2007	By:	Edward R. Medina
Principal Accounting Officer
(Principal Financial Officer)