Form 10-K
period 2007-12-29
Yankee Holding Corp.
filed 2008-03-28
CIK 1394069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 333-141699-05

YANKEE HOLDING CORP.

(Exact name of registrant as specified in its charter)

Delaware	20-8304743
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16 Yankee Candle Way, South Deerfield, Massachusetts	01373
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (413) 665-8306

Securities registered pursuant to Section 12 (b) of the Act:

None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐     Non-accelerated filer  ☒    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 27, 2008 there were 499,560 shares of Yankee Holding Corp. common stock, $.01 par value, outstanding, all of which are owned by a holding company, YCC Holdings LLC.

Documents incorporated by reference (to the extent indicated herein).

None

EXPLANATORY NOTE

On February 6, 2007, The Yankee Candle Company, Inc. (the “Predecessor”) merged (the “Merger”) with an affiliate of Madison Dearborn Partners, LLC (“MDP” or “Madison Dearborn”). In connection with the Merger, YCC Holdings LLC (“Holdings”) acquired all of the outstanding capital stock of the Predecessor for approximately $1,413.5 million in cash. Holdings is owned by affiliates of MDP and certain members of our senior management. Holdings owns 100% of the stock of Yankee Holding Corp. (the “Parent” or “Successor”), which in turn owns 100% of the stock of The Yankee Candle Company, Inc. The Merger and related transactions are sometimes referred to collectively as the “Transactions.”

This report contains the audited consolidated financial statements of the Predecessor as of and for the years ended December 30, 2006 and December 31, 2005 and the period December 31, 2006 to February 5, 2007. The accompanying audited consolidated financial statements as of December 29, 2007 and the period February 6, 2007 to December 29, 2007 are those of the Successor.

Unless the context specifies otherwise, “we,” “us,” “our,” or the “Company” refer to the Successor and its subsidiaries as of December 29, 2007 and the period February 6, 2007 to December 29, 2007 and the Predecessor and its subsidiaries as of and for the years ended December 30, 2006 and December 31, 2005 and the period December 31, 2006 to February 5, 2007. The Successor is a Delaware corporation formed in connection with the Merger. The Predecessor is a Massachusetts corporation formed in 1976.

We have prepared our discussion throughout this Annual Report on Form 10-K of the business and results of operations for the fiscal year ended December 29, 2007 (“Fiscal 2007” or “2007”) by combining the operations and cash flows for the Predecessor period December 31, 2006 to February 5, 2007 and the Successor period February 6, 2007 to December 29, 2007. Although this combined presentation does not comply with generally accepted accounting principles (“GAAP”), we believe that it provides a meaningful method of comparison due to the seasonality of our business. The combined operating results have not been prepared on a pro forma basis under applicable regulations and may not reflect the actual results we would have achieved absent the Merger.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains a number of forward-looking statements. Any statements contained herein, including without limitation statements to the effect that the Company or its management “believes”, “expects”, “anticipates”, “plans” and similar expressions that relate to prospective events or developments should be considered forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. There are a number of important factors that could cause our actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Future Operating Results.” We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.	BUSINESS

We are the largest designer, manufacturer and distributor of premium scented candles in the U.S. based on annual sales. We have a 38-year history of offering our distinctive products and marketing them as affordable luxuries and consumable gifts. We offer approximately 2,000 stock-keeping units (SKUs) of candle products in approximately 400 fragrances, which include a wide variety of jar candles, Samplers® votive candles, Tarts® wax potpourri, pillars and other candle products, the vast majority of which are marketed under the Yankee Candle® brand. We also sell a wide range of other home fragrance products, including Yankee Candle® branded electric home fragrancers, potpourri, scented oils, reed diffusers, room sprays, Yankee Candle Car Jars® auto air fresheners, and candle related home decor accessories.

Our multi-channel global distribution strategy enables us to offer our products through a wide variety of channels. We have an extensive and growing national and international wholesale segment with a diverse customer base that as of December 29, 2007 consisted of approximately 16,700 locations in North America, typically in non-shopping mall locations. We also have a growing retail store base primarily located in shopping malls and lifestyle centers. As of December 29, 2007, we operated 459 specialty retail stores (including 30 Illuminations® stores) in 43 states. We have achieved a compound annual store growth rate of 14% for the period from fiscal 2002 through fiscal 2007. We operate two flagship stores, a 90,000-square-foot store in South Deerfield, Massachusetts, which is a major tourist destination in Massachusetts, and a second 42,000-square-foot flagship store in Williamsburg, Virginia. We also sell our products directly to consumers through our direct mail catalogs and our Internet web sites at www.yankeecandle.com, www.aromanaturals.com and www.illuminations.com. Outside of North America, we sell our products primarily through our subsidiary Yankee Candle Company (Europe), LTD, which has an international wholesale customer network of approximately 2,700 locations and distributors covering approximately 20 countries.

From fiscal 2002 through fiscal 2007, we have experienced compound annual sales growth of 11%. Each of our distribution channels has contributed to this growth. Our retail segment has achieved 11% compound annual sales growth for the period from fiscal 2002 through fiscal 2007 and accounted for 55% of our $737.0 million total sales in 2007. Our wholesale segment has achieved a 10% compound annual sales growth for the period from fiscal 2002 through fiscal 2007 and accounted for 45% of total sales in 2007. In fiscal 2007, our sales increased 7% over 2006, comprised of a 5% increase in retail sales and a 10% increase in wholesale sales. We believe our strong operating performance has been the result of the strength of the Yankee Candle® brand, the loyalty of our customer base, our commitment to product quality and innovation, the efficiency of our vertically integrated business model and the success of our multi-channel distribution strategy.

In February 2007 we consummated the Merger between our Predecessor and Madison Dearborn, all as more fully set forth in the preceding section entitled “Explanatory Note.”

Industry Overview

We operate in the domestic giftware industry, including various sub-segments such as the total candle, home fragrance, scented candle and premium scented candle segments. Based upon market data from Kline & Company, we believe that:

•	the domestic home fragrance segment, including candles, has grown at an approximately 5% compound annual growth rate from 2002 to 2006, reaching approximately $6.6 billion;

•	the domestic scented candles segment has grown at an approximately 1% compound annual growth rate from 2002 to 2006, reaching approximately $3.3 billion;

•	the domestic premium scented candle segment, which is our primary market, has grown at an approximately 3% compound annual growth rate from 2002 to 2006, reaching approximately $1.8 billion; and

•	the premium scented candle sales channel represented 56% of the domestic scented candle market in 2006, versus 51% in 2003.

Based upon these trends and our own market assessments, we expect that growth of the premium scented candle market will continue to exceed the total scented candle market in the near term, and that the home fragrance market is likely to grow at least as quickly as the premium scented candle market.

Products

We offer approximately 2,000 SKUs of candle products in approximately 400 fragrances which include a wide variety of jar candles, Samplers® votive candles, Tarts® wax potpourri, pillars and other products, the vast majority of which are marketed under the Yankee Candle® brand.

Our candle products are generally available in a wide range of fragrances, colors and product forms. In addition to being available in our own Company-operated retail stores and through our consumer direct mail catalogs and proprietary Internet websites, the majority of our best-selling products and fragrances are available nationwide to our wholesale customers, together with numerous special editions and seasonal fragrances.

In addition to our core candle business, we have successfully extended the Yankee Candle® brand into the growing home fragrance segment and other fragrance-based product categories. Examples of our non-candle product portfolio include our Yankee Candle® branded electric home fragrancers, potpourri, scented oils, reed diffusers, room sprays, Yankee Candle® Car Jars® auto air fresheners, and candle related home decor accessories. In 2007, we introduced approximately 70 new fragrances, as well as new product lines and forms, to our existing candle portfolio. We continue to expand our home fragrance product offerings, adding a number of new fragrances and styles to our existing products. We also introduced enhanced versions of our auto air fresheners, concentrated room sprays, boxed potpourri and other products to our portfolio. We plan to further leverage our brand and increase our offerings in this segment in 2008.

We also offer a wide array of coordinated candle related and home decor accessories in dozens of exclusive patterns, colors and styles, and numerous giftsets. In addition to our “everyday” product offerings, we also offer numerous seasonally appropriate holiday and novelty products and collections.

We seek to maintain a moderate price for almost all of our products in order to reinforce our customers’ perception of our products as affordable. As a result, our retail prices for our core candle products generally range from $1.99 for a Tarts® wax potpourri to $23.99 for a 22 oz. Housewarmer® jar candle.

Wholesale Operations

Our wholesale strategy focuses on home decor, gift and other image appropriate retailers. The wholesale business is an integral part of our growth strategy and, together with our other distribution channels, helps to further build our brand awareness. For the period from fiscal 2002 through fiscal 2007 our wholesale segment achieved 10% compound annual sales growth. Wholesale sales, as a percentage of total sales, increased from 43% in fiscal 2006 to 45% in fiscal 2007. We believe that as a result of our strong brand name, the popularity and profitability of our products and our emphasis on customer service, our wholesale customers are extremely loyal, with approximately 60% of them having been customers for over five years. No customer accounted for more than 10% of our total Company sales in 2007, 2006 and 2005.

The strength of our brand, the profitability and quality of our products, and our successful in-store merchandising and display system have made us the top selling brand for many of our wholesale customers. We have consistently been ranked first in gift store sales in the domestic candle category, and have consistently been ranked either first or second in product reorders across all giftware categories by Giftbeat, a giftware industry publication.

We actively seek to increase wholesale sales through our innovative product display systems, promotional programs, new products and telemarketing initiatives. We promote a “Shop Within A Shop” display system to our wholesale customers which presents our products in a distinctive wood hutch. We recommend that dealers invest in a minimum of an 8 to 12-foot display system which enhances Yankee Candle’s brand recognition in the marketplace and we believe positively impacts our wholesale sales. We have also introduced new products and implemented a number of promotional programs to increase the square footage dedicated to Yankee Candle® products as well as the breadth of Yankee Candle® products offered by our wholesale customers. In addition, we provide category management expertise and advice to our wholesale customers on an ongoing basis regarding product knowledge, display suggestions, promotional ideas and geographical consumer preferences. As one example, we operate Yankee Candle University, a training program with in-depth courses on Yankee Candle product information, sales tactics and marketing techniques. We have also established a Wholesale Advisory Council made up of wholesale customers from across the country, which provides us with a forum for receiving invaluable feedback from our wholesale customers while also allowing us to work jointly with them to develop “best practices” and innovative ideas. We have a selective dealer approval process, designed to apply consistent nationwide standards for all Yankee Candle authorized retailers.

We use a dedicated in-house direct telemarketing sales force to service our wholesale customers. In addition, we have several account managers located in field offices across the United States to help us service our larger accounts. This provides us with greater control over the sales process, and allows us to provide customers with better and more accurate information, faster order turn-around and improved customer service, to create more consistent merchandising nationwide and to reduce costs.

International Operations

Sales from our international operations were approximately $42.6 million, $28.5 million and $23.0 million for fiscal years 2007, 2006 and 2005, respectively. We sell our products in Europe and elsewhere primarily through our subsidiary Yankee Candle Company (Europe), LTD (“YCE”), utilizing our distribution center located in Bristol, England. As of December 29, 2007, YCE was selling our products to approximately 2,700 locations and distributors covering 20 countries. We also sell to various countries in Asia through a distributor. Sales from our international operations outside of North America have accounted for less than approximately 6% during fiscal 2007 and less than approximately 4% of our total revenues for fiscal 2006 and 2005.

Retail Operations

Retail Stores

Our retail operations include retail stores, consumer direct mail catalogs and Internet operations and Chandler’s restaurant (located at our South Deerfield, MA flagship store). All of our retail stores are Company-owned and operated; none are franchised. For the period from fiscal 2002 through fiscal 2007, our retail segment achieved 11% compound annual sales growth from $239.9 million to $407.7 million. Retail sales, as a percentage of total sales, decreased from 57% in fiscal 2006 to 55% in fiscal 2007.

In fiscal 2007, we increased our retail sales base by 39 net stores, including 14 Illuminations stores, ending the year with 459 specialty retail stores in 43 states. The average capital requirement to open a new Yankee Candle store, including working capital, is approximately $300,000.

In addition, we are also testing certain outlet locations on a temporary basis to determine long-term viability. In opening new stores, we target high traffic retail locations in shopping malls and lifestyle centers. Our retail stores, excluding our two flagship stores, average approximately 1,650 square feet and are primarily located in high traffic shopping malls and lifestyle centers. Of our 459 specialty retail stores, 313 are located in shopping malls. We plan to open approximately 30 additional stores (including Illuminations stores) during 2008.

The non-shopping mall locations include our South Deerfield, Massachusetts and Williamsburg, Virginia flagship stores. We believe that our flagship stores are the world’s largest candle and holiday-themed stores with approximately 90,000 square feet of retail and entertainment space in South Deerfield and 42,000 square feet in Williamsburg. These stores promote Yankee Candle’s brand image and culture and allow us to test new product and fragrance introductions.

The South Deerfield flagship store is a major tourist destination and provides visitors with a total shopping and entertainment experience including the Yankee Candlemaking Museum and Chandler’s, a 240-seat restaurant. This flagship store also includes our Yankee Candle Home “store within a store,” which showcases home goods, accessories, furnishings and decorative accents in sophisticated country decor settings.

The Williamsburg flagship store opened in November 2005. The store is our first shopping entertainment center outside our South Deerfield flagship store. The Williamsburg flagship store features candle dipping, candle-making demonstrations, animated musical entertainment and an old-time photo studio.

Outstanding customer service and a knowledgeable employee base are key elements of our retail strategy. We emphasize formal employee training, particularly with respect to product quality, candle manufacturing and the heritage of Yankee Candle. We also have a well-developed, eleven-day training program for managers and assistant managers and an in-store training program for sales associates. Our high customer service standards are an integral part of our ongoing success. Each store is responsible for implementing and maintaining these customer service standards.

Consumer Direct: Catalog and Internet

As part of our retail operations, we market our products through our consumer direct mail catalogs and Internet web sites. Our consumer direct mail catalog and Internet business generated $25.7 million of sales in 2007, compared to $26.8 million in 2006.

Our consumer direct mail catalogs feature a wide selection of our most popular products, together with additional products and offerings exclusive to our catalog channel. We believe that our consumer direct mail catalog constitutes an important marketing tool, serving to increase the awareness and strength of the Yankee Candle® brand and driving sales to our retail stores and Internet web sites.

Our web sites, www.yankeecandle.com, www.illuminations.com and www.aromanaturals.com provide our on-line customers with an easy and convenient way to purchase a wide variety of our most popular products. The web sites also offer features designed to promote sales and provide enhanced customer service and convenience, including personalized guest registration, gift cards and other gift giving programs, a store locator, decorating ideas, sites dedicated to corporate gifts, weddings and other customized purchasing opportunities, including a personalized candle configuring capability that enables users to design and purchase their own custom-labeled Samplers® votive candles to commemorate special events such as weddings. In addition to our consumer-oriented web sites, we have a separate business-to-business web site dedicated to our wholesale customers that offers such features as on-line ordering, order status information, purchase history and an enhanced dealer locator program. We continually upgrade our web sites in order to better serve our retail and wholesale customers.

New Product Development

Our long history as a product innovator in the premium scented candle segment has been supported by our strong and experienced in-house product design and development team comprised of artists, fragrance specialists, designers, packagers and buyers that focuses on designing new products that are attractive to customers and can be manufactured in a cost-effective manner.

Our product design and development team focuses on several different areas of new product development. Each year we introduce a number of in-line extensions of our core candle lines, such as new Housewarmer® fragrances, candle forms and the development of exclusive fragrances and special products for one or both of our retail and wholesale channels. In 2007, in addition to new fragrances in our core Housewarmer® fragrance line, our new product development efforts included the addition of new candle lines and channel-specific sub-brands including our Yankee Candle World Collection and Soho Living lines, and the development of new candle product forms and styles in our Housewarmer® line.

Beyond candles, our product design and development team continually works to broaden our product portfolio by extending our brand into the home fragrance segment and other fragrance related categories. In 2007 we continued to expand our home fragrance product offerings, both by introducing new forms and fragrances to our existing products such as our electric home fragrancers and auto air freshener line, and by introducing new products such as Scentstories® scented discs and new concentrated room sprays.

Finally, our acquisitions of the Aroma Naturals® and Illuminations® brands will allow us to focus our new product development efforts on complementary products, including more contemporary and design-oriented candle forms and styles as well as aromatherapy products and those featuring natural essential oils.

In 2008, we plan to continue to focus on broadening our product portfolio in both the scented candle and home fragrance sectors.

Manufacturing

Approximately 68% of our 2007 sales were generated by products manufactured at our 294,000 square foot facility in Whately, Massachusetts. As a vertically integrated manufacturer, we are able to closely monitor the quality of our products, control our production costs and effectively manage inventory. We believe this is an important competitive advantage that enables us to ensure high quality products, maintain affordable pricing and provide reliable customer service.

Our products are manufactured using filled, molded, extruded, compressed and dipped manufacturing methods. The majority of our products are filled products which are produced by pouring colored, scented liquid wax into a glass container with a wick. Pillars are made by extrusion, in which wax is pressed around a wick through a die. Tapers are produced through a dipping process and Tarts® wax potpourri and Samplers® votive candles are made by compression.

We use high quality fragrances, premium grade, highly refined paraffin waxes, and superior wicks and dyes to maintain the premium quality characteristics of our products. Our manufacturing processes are designed to ensure the highest quality and quantity of candle fragrance, wick quality and placement, color, fill level, shelf life and burn rate. We are continuously engaged in efforts to further improve our quality and lower our costs by using efficient production and distribution methods and technological advancements.

Suppliers

We maintain strong relationships with our principal fragrance and wax suppliers. We believe we use the highest-quality suppliers in our industry. We have been in the business of manufacturing premium scented candles for many years and are therefore knowledgeable about the different levels of quality of raw materials used in manufacturing candles. As a result, we have developed, jointly with our suppliers, proprietary fragrances which are exclusive to Yankee Candle. Most raw materials used in the manufacturing process, including glassware, wick and packaging materials, are readily available from alternative sources at comparable prices. In 2007, no single supplier represented more than 10% of our total cost of goods sold.

Order Processing and Distribution

Our systems allow us to maintain efficient order processing from the time an order enters the system through shipping and ultimate payment collection from customers. We operate uniform computer and communication software systems allowing for online information access between our headquarters and retail stores. We use a software package that allows us to forecast demand for our products and efficiently plan our production schedules. We also utilize a pick-to-light system which allows Yankee Candle employees at our distribution center to receive information directly from the order collection center and quickly identify, by way of blinking lights, the products and quantity necessary for a particular order. To accurately track shipments and provide better service to customers we also use handheld optical scanners and bar coded labels. Our platform of manufacturing and distribution software enables us to further enhance our inventory management and customer service capabilities and also support a larger infrastructure. We believe that our systems for the processing and shipment of orders from our distribution center have enabled us to improve our overall customer service through enhanced order accuracy and reduced turnaround time.

The products we sell in the United States are generally shipped by various national small-parcel carriers or other freight carriers. Our products are shipped to our retail stores on a fluctuating schedule, with the frequency of deliveries based upon a store’s sales volume and seasonal variances in demand. We ship to wholesale customers as orders are received. We believe that our timely and accurate distribution is an important differentiating factor for our wholesale customers. This belief is based on numerous conversations between our management and sales force, on the one hand, and our wholesale customers, on the other hand.

Intellectual Property

As of December 29, 2007, Yankee Candle has 123 U.S. registered trademarks, several of which are the subject of multiple registrations, including Yankee® (for candles), Yankee Candle® , Illuminations® , Housewarmer® , Samplers® , Tarts® , Car Jars® and Aroma Naturals® , and has pending several additional trademark applications with respect to its products. We also register certain of our trademarks in various foreign countries. Trademark registrations allow us to use those trademarks on an exclusive basis in connection with our products. If we continue to use our trademarks and make all required filings and payments these trademarks can continue in perpetuity. These registrations are in addition to various copyright registrations and patents held by us, and all trademark, copyright and other intellectual property rights of Yankee Candle under statutory and common law. Our intellectual property further includes various proprietary product formulas, business methods and manufacturing and design “know how,” as well as intellectual property associated with our acquisitions of Aroma Naturals and Illuminations, including tradenames used in each business.

We believe that our trademarks and intellectual property rights are valuable assets and we intend to maintain and renew our trademarks and their registrations and to vigorously defend them and all of our intellectual property rights against infringement. The value of these trademarks and intellectual property rights is included in our indefinite lived tradenames. See Note 9, “Goodwill and Intangible Assets,” to the accompanying consolidated financial statements for additional information.

Environmental Matters

We are subject to various federal, state, local and foreign laws and regulations governing the generation, storage, use, emission, discharge, transportation and disposal of hazardous materials and the health and safety of our employees. In addition, we are subject to environmental laws which may require investigation and cleanup of any contamination at facilities we own or operate or at third party waste disposal sites we use. These laws could impose liability even if we did not know of, or were not responsible for, the contamination.

We have in the past and will in the future incur costs to comply with environmental laws. We are not, however, aware of any costs or liabilities relating to environmental matters, including any claims or actions under environmental laws or obligations to perform any cleanups at any of our facilities or any third party waste disposal sites, that are expected to have a material adverse effect on our operations, cash flow or financial condition. It is possible, however, that such costs or liabilities may arise in the future.

Competition

We compete generally for the disposable income of consumers with other manufacturers and retailers in the giftware industry. The giftware industry is highly competitive with a large number of both large and small participants. Our products compete with other scented and unscented candle, home fragrance, personal care and other fragrance-inspired products and with other gifts within a comparable price range, like boxes of candy, flowers, wine, fine soap and related merchandise. Our competitors distribute their products through independent gift retailers, department stores, mass market stores and mail order houses and some of our competitors are part of large, diversified companies having greater financial resources and a wider range of product offerings than us.

In the premium scented candle segment of the market, in which we primarily compete, our manufacturing competitors include Blyth Industries, Inc., as well as many smaller branded manufacturers and private label manufacturers. There has been some consolidation in recent years in the manufacturing segment of the candle market and based on our current knowledge and understanding of the industry we expect that this trend may continue.

Our retail stores compete primarily with specialty candle and personal care retailers and a variety of other retailers including department stores, gift stores and national specialty retailers that carry candles along with personal care items, giftware and houseware. In addition, while we focus primarily on the premium scented candle segment, candles are also sold outside of that segment by a variety of retailers including mass merchandisers.

Employees

At December 29, 2007, we employed approximately 2,400 full-time employees and approximately 2,800 part-time employees. We are not subject to any collective bargaining agreements, and we believe that our relations with our employees are good. We also use seasonal and temporary workers, as necessary, to supplement our labor force during peak selling or manufacturing seasons.

Available Information

We make our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and related amendments, available free of charge through our website at www.yankeecandle.com as soon as reasonably practicable after we electronically file such material with (or furnish such material to) the Securities and Exchange Commission. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered to be part of this Annual Report on Form 10-K.

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

Our substantial indebtedness could have a material adverse effect on our financial condition and operations

After giving effect to the Transactions and related use of proceeds, we have a substantial amount of debt, which requires significant interest and principal payments. Subject to the limits contained in the indentures governing our senior notes and our senior subordinated notes and our senior secured credit facility, we may be able to incur additional debt from time to time, including drawing on our senior secured revolving credit facility, to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our business associated with our high level of debt could intensify. Specifically, our high level of debt could have important consequences to the holders of the notes, including the following:

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

We and/or our subsidiaries may be able to incur substantial additional debt in the future in addition to our notes and our senior secured credit facility. The addition of further debt to our current debt levels could intensify the leverage–related risks that we now face.

Our debt agreements contain restrictions on our ability to operate our business and to pursue our business strategies, and our failure to comply with these covenants could result in an acceleration of our indebtedness.

The credit agreement governing our senior secured credit facility and the indentures governing our notes contain, and agreements governing future debt issuances may contain, covenants that restrict our ability to finance future operations or capital needs, to respond to changing business and economic conditions or to engage in other transactions or business activities that may be important to our growth strategy or otherwise important to us. The credit agreement and the indentures restrict, among other things, our ability and the ability of our subsidiaries to:

•	incur additional debt;

•	pay dividends or make other distributions on our capital stock or repurchase our capital stock or subordinated indebtedness;

•	make investments or other specified restricted payments;

•	create liens;

•	sell assets and subsidiary stock;

•	enter into transactions with affiliates; and

•	enter into mergers, consolidations and sales of substantially all assets.

In addition, the credit agreement related to our senior secured credit facility requires us to satisfy a senior secured leverage ratio and to repay outstanding borrowings under such facility with proceeds we receive from certain sales of property or assets and specified future debt offerings. We cannot assure you that we will be able to maintain compliance with such covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants.

Any breach of the covenants in the credit agreement or the indentures could result in a default of the obligations under such debt and cause a default under other debt. If there were an event of default under the credit agreement related to our senior secured credit facility that was not cured or waived, the lenders under our senior secured credit facility could cause all amounts outstanding with respect to the borrowings under our senior secured credit facility to be due and payable immediately. Our assets and cash flow may not be sufficient to fully repay borrowings under our senior secured credit facility and our obligations under the notes if accelerated upon an event of default. If, as or when required, we are unable to repay, refinance or restructure our indebtedness under, or amend the covenants contained in, our senior secured credit facility, the lenders under our senior secured credit facility could institute foreclosure proceedings against the assets securing borrowings under our senior secured credit facility.

We may not be able to generate sufficient cash flows to meet our debt service obligations.

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures depends on our ability to generate cash from our future operations. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our business may not generate sufficient cash flow from operations, or future borrowings under our senior secured credit facility, or from other sources, may not be available to us in an amount sufficient, to enable us to repay our indebtedness or to fund our other liquidity needs, including capital expenditure requirements. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments or alliances. Our senior secured credit facility and the indentures governing the notes restrict our ability to sell assets and use the proceeds from such sales. Additionally, we may not be able to refinance any of our indebtedness on commercially reasonable terms, or at all. If we cannot service our indebtedness, it could impede the implementation of our business strategy or prevent us from entering into transactions that would otherwise benefit our business.

The interests of our controlling stockholders may conflict with the interests of the noteholders.

Private equity funds managed by Madison Dearborn indirectly own substantially all of our common stock. The interests of these funds as equity holders may conflict with the interests of the noteholders. The controlling stockholders may have an incentive to increase the value of their investment or cause us to distribute funds to the detriment of our financial condition and affect our ability to make payments on the outstanding notes. In addition, these funds have the power to elect a majority of our Board of Directors and appoint new officers and management and, therefore, effectively control many other major decisions regarding our operations. Three of our directors are employed by Madison Dearborn. Additionally, our controlling stockholders are in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. Our controlling stockholders may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.

If we fail to grow our business as planned, our future operating results may suffer. As we grow, it will be difficult to maintain our historical growth rates.

We intend to continue to pursue a business strategy of increasing sales and earnings by expanding our retail and wholesale operations both in the United States and internationally. Because our ability to implement our growth strategy successfully will be dependent in part on factors beyond our control, including consumer preferences, macro-economic conditions, the competitive environment in the markets in which we compete and other factors, we may not be able to achieve our planned growth or sustain our financial performance. Our ability to anticipate changes in the candle, home fragrance and giftware industries, and identify industry trends, will be critical factors in our ability to grow as planned and remain competitive.

We expect that, as we continue to grow, it will become more difficult to maintain our historical growth rate, which could negatively impact our operating margins and results of operations. New stores typically generate lower operating margin contributions than mature stores because fixed costs, as a percentage of sales, are higher and because pre-opening costs are fully expensed in the year of opening. In addition, our retail sales generate lower margins than our wholesale sales. Our wholesale business has grown by increasing sales to existing customers and by adding new customers. If we are not able to continue this, our sales growth and profitability could be adversely affected. In addition, as we expand our wholesale business into new channels of trade that we believe to be appropriate, sales in some of these new channels may, for competitive reasons within the channels, generate lower margins than do our existing wholesale sales. Similarly, as we continue to broaden our product offerings in order to meet consumer demand, we may do so in part by adding products that have lower product margins than those of our core candle products. We cannot assure you that we will continue to grow at a rate comparable to our historic growth rate or that our historic financial performance will continue as we grow.

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

Our products compete with other scented and unscented candle, home fragrance and personal care products and with other gifts within a comparable price range, like boxes of candy, flowers, wine, fine soap and related merchandise. Our retail stores compete primarily with specialty candle retailers and a variety of other retailers including department stores, gift stores and national specialty retailers that carry candles along with personal care items, giftware and houseware. In addition, while we focus primarily on the premium scented candle segment, scented and unscented candles are also sold outside of that segment by a variety of retailers, including mass merchandisers. In our wholesale business, we compete with numerous manufacturers and importers of candles, home fragrance products and other home decor and gift items for the limited space available in our wholesale customer locations for the display and sale of such products to consumers. Some of our competitors are part of large, diversified companies which have greater financial resources and a wider range of product offerings than we do. Many of our competitors source their products from low cost manufacturers outside of the United States. This competitive environment could adversely affect our future revenues and profits, financial condition and liquidity and our ability to continue to grow our business.

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

We rely primarily on the sale of premium scented candles and related products in the giftware industry. In the event that sales of these products decline or do not meet our expectations, we cannot rely on the sales of other products to offset such a shortfall. As a significant portion of our expenses is comprised of fixed costs, such as lease payments, our ability to decrease expenses in response to adverse business conditions is limited in the short term. As a result, unfavorable consumer trends, adverse economic conditions or changes in the business cycle could have a material and adverse impact on our earnings.

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

Approximately 68% of our 2007 sales were generated by products we manufactured at our manufacturing facility in Whately, Massachusetts and we rely primarily on our distribution facilities in South Deerfield, Massachusetts to distribute our products. Because most of our machinery is designed or customized by us to manufacture our products, and because we have strict quality control standards for our products, the loss of our manufacturing facility, due to natural disaster or otherwise, would materially affect our operations. Similarly, our distribution facilities rely upon customized machinery, systems and operations, the loss of which would materially affect our operations. Although our manufacturing and distribution facilities are adequately insured, we believe it would take up to twelve months to resume operations at a level equivalent to current operations.

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

Sustained interruptions in the supply of products from overseas may affect our operating results.

We source various accessories and other products from East Asia. A sustained interruption of the operations of our suppliers, as a result of the impact of health epidemics, natural disasters such as the 2004 tsunami or other factors, could have an adverse effect on our ability to receive timely shipments of certain of our products, which might in turn negatively impact our operating results.

Further increases in oil prices will negatively impact our cost of goods sold and margins. Any shortages in refined oil supplies could impact our wax supply. Further increases in wax prices above the rate of inflation may also negatively impact our cost of goods sold and margins.

In the past several years, including 2007, significant increases in the price of crude oil have adversely impacted our transportation and freight costs and have contributed to significant increases in the cost of various raw materials, including wax which is a petroleum-based product. This in turn negatively impacts our cost of goods sold and margins. In addition, we believe that rising oil prices and corresponding increases in raw materials and transportation costs negatively impact not only our business but consumer sentiment and the economy at large. Continued weakness in consumer confidence and the macro—economic environment could negatively impact our sales and earnings.

In addition to the impact of increased wax prices, any shortages in refined oil supplies may impact our wax supply. For example, in 2005, due to hurricanes in the Gulf Coast region and the closing and disruption of oil refineries located there, one of our primary wax suppliers placed us on allocation, whereby our wax purchases were allocated at the rate of seventy percent of 2004 purchases. While we took steps to manage this issue and mitigate any impacts, in 2005 the wax allocation had a negative impact on our ability to fulfill customer orders and our costs of production. While we are no longer on allocation, and experienced no supply issues in 2007, any future prolonged interruption or reduction in wax supplies could negatively impact our operations, sales and earnings.

Historically, the market price of wax has generally moved with inflation. However, in the past several years the price of wax has increased at a rate significantly above the rate of inflation. Future significant increases in wax prices could have an adverse affect on our cost of goods sold and could lower our margins.

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

•	adverse outcomes from significant litigation matters;

•	the imposition of additional restrictions or regulations regarding the sale of products we offer;

•	changes in our ability to attract, retain and develop highly-qualified employees or changes in the cost or availability of a sufficient labor force to manage and support our operations;

•	changes in our ability to meet objectives with regard to business acquisitions or new business ventures;

•	the occurrence of severe weather events prohibiting or discouraging consumers from traveling to retail or wholesale locations;

•	the disruption of global, national or regional transportation systems;

•	the occurrence of certain material events including natural disasters, acts of terrorism, the outbreak of war or other significant national or international events;

•	our ability to react in a timely manner and maintain our critical business processes and information systems capabilities in a disaster recovery situation; and

•	changes in our ability to manage our existing computer systems and technology infrastructures, and our ability to implement successfully new computer systems and technology infrastructures.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We own or lease several facilities located in Massachusetts, Virginia, California and Bristol England, as described in the table below:

TYPE OF FACILITY	LOCATION	SIZE
Manufacturing	Whately, MA	294,000 sq.ft.
Distribution center (1) (2)	South Deerfield, MA	256,000 sq ft.
Warehouse (1)	South Hadley, MA	150,000 sq.ft.
Warehouse (1) (3)	South Deerfield, MA	138,000 sq.ft
Flagship retail store and restaurant (4)	South Deerfield, MA	90,000 sq.ft.
Corporate offices (1) (5)	South Deerfield, MA	75,000 sq.ft.
Distribution center (1)	Bristol, England	62,000 sq.ft.
Distribution center	South Deerfield, MA	60,000 sq.ft.
Office and warehouse space	South Deerfield, MA	44,000 sq.ft.
Flagship retail store (6)	Williamsburg, VA	42,000 sq.ft.
Manufacturing (1)	South Deerfield, MA	19,000 sq.ft
Manufacturing and distribution center (7)	Irvine, CA	15,000 sq.ft.
Employee health and fitness center	South Deerfield, MA	12,000 sq.ft.
Corporate Offices (1) (8)	Petaluma, CA	12,000 sq.ft.

Notes:

(1)	Leased facility.
(2)	We have the right under the lease to expand this facility from time to time. We believe that the facility has the capacity to be expanded by up to an additional 105,000 sq. ft.
(3)	This lease term began on January 1, 2008 and expires on December 31, 2009.
(4)	This building includes an additional 11,000 sq. ft. of office space.
(5)	We have the right under the lease to expand this facility from time to time. We believe that the facility has the capacity to be expanded by up to an additional 30,000 square feet.
(6)	This building includes an additional 23,000 sq. ft. of mezzanine space.
(7)	As a result of the acquisition of Aroma Naturals, Inc., we entered into a lease of this facility in 2005.
(8)	As a result of the acquisition of Illuminations, we entered into a lease of this facility.

We believe these facilities are suitable and adequate to meet our current needs. In addition to the foregoing facilities, and the retail stores referenced below, we own various other properties in the Deerfield/Whately area, none of which are material to our operations.

Other than the South Deerfield and Williamsburg flagship stores and three smaller retail locations, we lease our retail stores. Initial store leases for mall locations typically range from eight to ten years. For non-mall locations, most leases are five years, with a five-year renewal option.

Our retail stores were located in the following 43 states as of December 29, 2007:

STORE COUNT

STATE	MALL	NON-MALL	TOTAL
ALABAMA	2	1	3
ARIZONA	5	2	7
ARKANSAS	—	1	1
CALIFORNIA	29	4	33
COLORADO	3	7	10
CONNECTICUT	7	4	11
DELAWARE	2	—	2
FLORIDA	23	10	33
GEORGIA	12	3	15
ILLINOIS	14	12	26
INDIANA	8	5	13
IOWA	4	—	4
KANSAS	3	2	5
KENTUCKY	4	2	6
LOUISIANA	1	1	2
MAINE	1	3	4
MARYLAND	10	6	16
MASSACHUSETTS	15	13	28
MICHIGAN	15	5	20
MINNESOTA	6	1	7
MISSISSIPPI	1	1	2
MISSOURI	7	2	9
NEBRASKA	1	3	4
NEVADA	1	1	2
NEW HAMPSHIRE	5	2	7
NEW JERSEY	9	6	15
NEW YORK	22	7	29
NORTH CAROLINA	13	2	15
NORTH DAKOTA	1	—	1
OHIO	15	7	22
OKLAHOMA	3	—	3
OREGON	2	—	2
PENNSYLVANIA	18	5	23
RHODE ISLAND	1	3	4
SOUTH CAROLINA	4	5	9
SOUTH DAKOTA	1	—	1
TENNESSEE	8	4	12
TEXAS	13	7	20
VERMONT	—	3	3
VIRGINIA	11	5	16
WASHINGTON	3	—	3
WEST VIRGINIA	2	—	2
WISCONSIN	8	1	9

TOTALS	313	146	459

ITEM 3.	LEGAL PROCEEDINGS

A class action lawsuit was filed against us in February 2005 for alleged violations of certain California state wage and hour and employment laws with respect to certain employees in our California retail stores. In December 2007 a preliminary settlement agreement was reached pursuant to mediation. The settlement is now pending court approval. Pursuant to the agreement we would pay a total of $950,000 (inclusive of attorneys’ fees and administrative expenses) into a settlement fund. This amount has been recorded in our consolidated statement of operations during the fourth quarter of fiscal 2007.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable.

ITEM 6.	SELECTED FINANCIAL DATA

The selected historical consolidated financial and other data that follows should be read in conjunction with the “Consolidated Financial Statements”, the accompanying notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K. The historical financial data as of December 29, 2007 and December 30, 2006 and for the periods December 31, 2006 to February 5, 2007 and February 6, 2007 to December 29, 2007 and for the fifty-two weeks ended December 30, 2006, December 31, 2005 has been derived from the audited consolidated financial statements and the accompanying notes included in this document at Item 8.

The historical financial data as of December 31, 2005, January 1, 2005 and January 3, 2004 and for the fifty-two and fifty-three weeks ended January 1, 2005 and January 3, 2004 has been derived from audited financial statements for the corresponding periods, which are not contained in this document.

The selected historical financial data may not be indicative of our future performance.

	Successor		Predecessor
	Period February 6, 2007 to		Period December 31, 2006 to	Fifty-two weeks ended			Fifty-three weeks ended
	December 29, 2007		February 5, 2007	December 30, 2006	December 31, 2005	January 1, 2005	January 3, 2004
			(In Thousands, Except Per Share Data)
Statement of Income Data:
Sales	$683,573		$53,382	$687,557	$601,181	$554,202	$508,637
Cost of sales	329,571		24,553	297,338	257,455	230,519	215,316

Gross profit	354,002		28,829	390,219	343,726	323,683	293,321
Selling expenses	192,398		16,201	168,194	146,055	131,333	115,777
General and administrative expenses	62,717		13,828	73,135	57,366	53,023	50,561
Restructuring charge	—		—	(397)	5,546	—	—

Income (loss) from operations	98,887		(1,200)	149,287	134,759	139,327	126,983
Net other expense	91,248		970	15,223	6,725	2,651	3,370

Income (loss) before provision for (benefit from) income taxes	7,639		(2,170)	134,064	128,034	136,676	123,613
Provision for (benefit from) income taxes	3,112		(340)	49,549	49,933	53,987	48,827

Net income (loss)	$4,527		$(1,830)	$84,515	$78,101	$82,689	$74,786

Balance Sheet Data (as of end of fiscal year):
Cash and cash equivalents	$5,627		n/a	$22,773	$12,655	$36,424	$40,730
Working capital	37,663		n/a	34,295	35,982	44,107	(22,165)
Total assets	1,775,797		n/a	372,922	355,134	346,359	334,681
Total debt	1,130,125		n/a	140,000	178,000	75,000	65,000
Total stockholders’ equity	416,605		n/a	115,565	68,144	179,663	190,273
Other Data:
Number of retail stores (at end of fiscal year)	459		n/a	420	390	345	286
Comparable store sales	(2.2	)% (1)	n/a	9.0%	(3.8)%	(1.8)%	(4.2)%
Comparable sales including Consumer Direct	(2.3	)% (1)	n/a	10.4%	(2.3)%	(2.0)%	(3.8)%
Gross profit margin	51.8%		54.0%	56.8%	57.2%	58.4%	57.7%
Depreciation and amortization	$41,988		$2,673	$26,780	$24,788	$21,850	$19,440
Capital expenditures	28,178		733	24,888	39,180	28,908	22,023
EBITDA	139,391	(1)	n/a	175,600	159,615	161,584	145,724
Cash Flow Data:
Net cash flows from operating activities	$73,224		$(10,067)	$144,045	$106,543	$122,061	$113,697
Net cash flows from investing activities	(1,457,960)		(2,250)	(50,399)	(39,656)	(39,753)	(21,764)
Net cash flows from financing activities	1,375,540		4,317	(83,870)	(90,491)	(85,875)	(94,435)

(1)	For the 52 weeks ended December 29, 2007.

Other Data – EBITDA

Management presents EBITDA, which is a non-GAAP liquidity measure, because we believe that it is a useful tool for us and our investors to measure our ability to meet debt service, capital expenditure and working capital requirements. In addition, the Company’s debt covenants in the credit agreement relating to our Amended Credit Facility contain ratios based on an EBITDA measure as defined in footnote 11 to the consolidated financial statements. EBITDA, as presented, may not be comparable to similarly titled measures reported by other companies since not all companies necessarily calculate EBITDA in an identical manner and therefore is not necessarily an accurate means of comparison between companies. EBITDA is not intended to represent cash flows for the period or funds available for management’s discretionary use nor has it been represented as an alternative to operating income as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. In order to compensate for differences in the calculation of EBITDA across companies, EBITDA should be evaluated in conjunction with GAAP measures such as operating income, net income, cash flow from operations and other measures of equal importance.

A reconciliation of EBITDA to cash flows provided by operations is as follows:

	Non-GAAP Combined Fifty-two weeks ended December 29, 2007	Predecessor
		Fifty-two weeks ended December 30, 2006	Fifty-two weeks ended December 31, 2005	Fifty-two weeks ended January 1, 2005	Fifty-three weeks ended January 3, 2004
EBITDA	$139,391	$175,600	$159,615	$161,584	$145,724
Income taxes	(2,772)	(49,549)	(49,933)	(53,987)	(48,827)
Interest expense, net	(93,385)	(15,328)	(7,227)	(4,139)	(3,795)
Amortization of deferred financing costs	4,122	572	434	1,081	1,124
Other non-cash items	31,998	12,052	13,415	16,816	12,867
Net changes in assets and liabilities	(11,880)	20,698	(9,761)	706	6,604

Cash flows from operating activities	$67,474	$144,045	$106,543	$122,061	$113,697

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to inventories, derivative financial instruments, restructuring costs, bad debts, intangible assets, income taxes, promotional allowances, sales returns, self-insurance, debt service and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about operating results and the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, involve its more significant estimates and judgments and are therefore particularly important to an understanding of our results of operations and financial position.

ACQUISITION OF THE COMPANY

On February 6, 2007, Holdings acquired all of the outstanding capital stock of the Predecessor for approximately $1,413.5 million in cash. Holdings is owned by affiliates of MDP and certain members of our senior management. The acquisition of The Yankee Candle Company, Inc. was accounted for as a business combination using the purchase method of accounting, whereby the purchase price (including liabilities assumed) was allocated to the assets acquired based on their estimated fair market values at the date of acquisition and the excess of the total purchase price over the fair value of the Company’s net assets was allocated to goodwill. The purchase price paid by Holdings to acquire the Company and related purchase accounting adjustments were “pushed down” and recorded in Yankee Holding Corp.’s and its subsidiaries’ financial statements and resulted in a new basis of accounting for the “successor” period beginning on the day the acquisition was completed. As a result, the purchase price and related costs were allocated to the estimated fair values of the assets acquired and liabilities assumed at the time of the acquisition based on management’s best estimates, which were based in part on the work of valuation specialists engaged to perform valuations of certain of the tangible and intangible assets acquired.

SALES / RECEIVABLES

We sell our products both directly to retail customers and through wholesale channels. Merchandise sales are recognized upon transfer of ownership, including passage of title to the customer and transfer of the risk of loss related to those goods. In our wholesale segment, products are shipped “free on board” shipping point; however revenue is recognized at the time the product is received by the customer due to our practice of absorbing risk of loss in the event of damaged or lost shipments. In our retail segment, transfer of title takes place at the point of sale (i.e., at our retail stores). There are no situations, either in our wholesale or retail segments, where legal risk of loss does not transfer immediately upon receipt by our customers. Although we do not provide a contractual right of return, in the course of arriving at practical business solutions to various claims, we have allowed sales returns and allowances. In these situations, customer claims for credit or return due to damage, defect, shortage or other reason must be pre-approved by us before credit is issued or such product is accepted for return. Such returns have not precluded sales recognition because we have a long history with such returns, which we use in constructing a reserve. This reserve, however, is subject to change. In our wholesale segment, we have included a reserve in our financial statements representing our estimated obligation related to promotional marketing activities. In addition to returns, we bear credit risk relative to our wholesale customers. We have provided a reserve for bad debts in our financial statements based on our estimates of the creditworthiness of our customers. However, this reserve is also subject to change. Changes in these reserves could affect our operating results.

OTHER INCOME STATEMENT ACCOUNTS

Included within cost of sales on our consolidated statements of operations are the cost of the merchandise we sell through our Retail and Wholesale segments, inbound and outbound freight costs, the operational costs of our distribution facilities (which include receiving costs, inspection and warehousing costs and salaries) and expenses incurred by the Company’s merchandising and buying operations.

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

DERIVATIVE INSTRUMENTS

In February 2007, we entered into an interest rate swap agreement in the notional amount of $415.0 million to hedge floating rate debt for the period between February 14, 2007 and March 30, 2010 (the “Swap”). The $415.0 million notional amount amortizes over the life of the Swap. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, the Company has designated the Swap as a cash flow hedge and recognizes the fair value of the instruments on the consolidated balance sheet. Gains and losses related to a hedge and that result from changes in the fair value of the hedge are either recognized in income immediately to offset the gain or loss on the hedged item, or the effective portion is deferred and reported as a component of other comprehensive income in stockholders’ equity and subsequently recognized in income when the hedged item affects earnings. To record this swap as of December 29, 2007 the Company recorded the fair value of the derivative liability of $9.4 million in other current liabilities, offset by $5.7 million and $3.7 million in other comprehensive income and deferred taxes, respectively.

TAXES

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, or FIN 48, effective December 31, 2006. FIN 48 clarifies whether or not to recognize assets or liabilities for tax positions taken that may be challenged by a taxing authority. As a result of the implementation of FIN 48, the Company recognized a $0.2 million increase in the liability for unrecognized tax benefits, which was accounted for as a decrease to retained earnings. As of December 29, 2007, the Company had $4.2 million of unrecognized tax benefits, of which $1.8 million would reduce income tax expense if recognized.

We have significant deferred tax liabilities recorded on our financial statements, which are attributable to the effect of purchase accounting adjustments recorded as a result of the Merger.

We also have a significant net deferred tax asset recorded on our financial statements. This asset arose at the time of our recapitalization in 1998 and reflects the tax benefit of future tax deductions for us from the recapitalization. The recoverability of this future tax deduction is dependent upon our future profitability. We have made an assessment that this asset is likely to be recovered and is appropriately reflected on the balance sheet. Should we find that we are not able to utilize this deduction in the future we would have to record a reserve for all or a part of this asset, which would adversely affect our operating results and cash flows.

VALUE OF LONG-LIVED ASSETS, INCLUDING INTANGIBLES

Long-lived assets on our balance sheet consist primarily of property and equipment, customer lists, tradenames and goodwill. An intangible asset with a finite useful life is amortized; an intangible asset with an indefinite useful life is not amortized, but is evaluated annually for impairment. Reaching a determination on useful life requires significant judgments and assumptions regarding the future effects of obsolescence, competition and other economic factors. We have determined that our tradenames have an indefinite useful life and therefore they are not being amortized. We periodically review the carrying value of all of these assets. We undertake this review when facts and circumstances suggest that cash flows emanating from those assets may be diminished, and at least annually in the case of tradenames and goodwill.

For goodwill, the annual impairment evaluation compares the fair value of a reporting unit to its carrying value and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Fair values of the reporting units are derived through a combination of market-based and income-based approaches. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of the goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations”. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. The Company completed its annual impairment testing of goodwill and indefinite-lived intangible assets as of November 3, 2007 noting that in all cases fair value exceeded carrying value and no impairment was recorded as a result of these tests.

While we believe that our future estimates are reasonable, different assumptions regarding items such as future cash flows and the volatility inherent in markets which we serve could affect our evaluations and result in impairment charges against the carrying value of those assets. Any impairment charge that we record reduces our earnings.

SHARE-BASED COMPENSATION

Prior to 2006, the Company applied the fair value recognition provisions of SFAS 123, using the prospective transition method provided by SFAS No. 148 “Accounting for Stock Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123.” Under the prospective transition method, the Company had recorded charges in the consolidated statements of operations representing the grant date fair value of stock options beginning with grants made in fiscal 2003. The fair value of these options continues to be expensed over the vesting period based on the fair value at the date of the grant.

Effective as of the beginning of the first quarter of fiscal 2006, we adopted SFAS No. 123(R) “Share–Based Payment” (“SFAS 123(R)”). SFAS 123(R) is a revision of SFAS 123, as amended, “Accounting for Stock–Based Compensation” (“SFAS 123”), and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123(R) eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS 123 and requires that the cost resulting from all share–based payment transactions be recognized in the financial statements. SFAS 123(R) establishes fair value as the measurement objective in accounting for share–based payment arrangements and requires all companies to apply a fair–value–based measurement method in accounting for all share–based payment transactions with employees. We adopted SFAS 123(R) using a modified prospective application, as permitted under SFAS 123(R). Accordingly, prior period amounts have not been restated. Under this application, we are required to record compensation expense for all awards granted after the date of adoption, including our Class B and Class C common units and for the unvested portion of previously granted awards that remained outstanding at the date of adoption.

Share-based compensation charges of $8.6 million and $0.7 million were recorded in the accompanying consolidated statements of operations for the periods December 31, 2006 to February 5, 2007 and February 6, 2007 to December 29, 2007, respectively. For the fifty-two weeks ended December 30, 2006 and December 31, 2005 share-based compensation charges of $5.8 million and $3.4 million, respectively, were recorded in the accompanying consolidated statements of operations. The increase in share-based compensation charges during the period December 31, 2006 to February 5, 2007 was attributable to share–based compensation charges of $8.2 million as a result of the accelerated vesting associated with stock options, restricted and performance shares that resulted from the Merger.

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

With respect to the Class B and Class C common units, since the Company is no longer publicly traded, the Company based its estimate of expected volatility on the average historical volatility of a group of six comparable companies. The historical volatilities of the comparable companies were measured over a 5–year historical period. The Company’s historical volatility prior to the acquisition was also considered in the estimate of expected volatility. The expected term of the Class B common units granted represents the period of time that the Units are expected to be outstanding and is assumed to be 5 years. The Company is not expected to pay dividends, and accordingly, the dividend yield is zero. The risk free interest rate for a period commensurate with the expected term was based on the U.S. Treasury yield curve in effect at the time of issuance.

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

Independent third–party appraisers were engaged to assist management to determine the value certain tangible and intangible assets as well as liabilities acquired. The Company recorded purchase accounting adjustments to increase the carrying value of property and equipment and inventory, to establish intangible assets for tradenames, customer lists and favorable lease commitments and to revalue the Company’s long-term deferred rent obligation, among other items.

Allocation of the purchase price for the acquisition of the Company was based on estimates of the fair value of net assets acquired. The purchase price has been allocated as follows (in thousands):

Cash consideration purchase price:
Paid to shareholders	$1,413,527
Transaction costs	15,949

1,429,476

Net assets acquired:
Inventory	107,357
Property and equipment	154,995
Trade receivables	33,614
Other assets	14,960
Record intangible assets acquired:
Tradenames	359,808
Customer lists	64,700
Favorable lease agreements	2,330
Unfavorable lease agreements	(8,652)
Current liabilities assumed	(136,640)
Tax impact of purchase accounting adjustments	(182,753)

Net assets acquired at fair value	409,719

Goodwill	$1,019,757

Goodwill as a result of this transaction is not deductible for tax purposes. See Note 9, “Goodwill and Intangible Assets,” to the accompanying consolidated financial statements for additional information.

In connection with the Transactions, the Company incurred significant additional indebtedness, including $650.0 million on the Senior Secured Term Loan Facility, $325.0 million of senior notes and $200.0 million of senior subordinated notes, which will increase the Company’s interest expense. In addition, amortization expense has increased significantly due to increases in the amortizable intangible assets acquired in the Merger.

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

Seasonality. We have historically realized higher revenues and operating income in our fourth quarter, particularly in our retail business. This has been primarily due to increased sales in the giftware industry during the holiday season of the fourth quarter.

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

OVERVIEW

We are the largest designer, manufacturer and distributor of premium scented candles in the U.S. based on annual sales. We have a 38–year history of offering our distinctive products and marketing them as affordable luxuries and consumable gifts. We offer a wide variety of jar candles, Samplers® votive candles, Tarts® wax potpourri, pillars and other candle products, the vast majority of which are marketed under the Yankee Candle® brand. We also sell a wide range of other home fragrance products, including Yankee Candle® branded electric home fragrancers, potpourri, scented oils, reed diffusers, room sprays, Yankee Candle Car Jars® auto air fresheners, and candle related home decor accessories. We operate a vertically integrated business model with approximately 68% of our 2007 sales generated by products we manufactured at our Whately, Massachusetts facility.

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

In evaluating our results of operations and financial performance, our management has used combined results for the fifty-two weeks ended December 29, 2007 as a single measurement period. Due to the Transactions, we believe that comparisons between the fifty-two weeks ended December 30, 2006 and December 31, 2005 and either the Predecessor’s results for the period December 31, 2006 to February 5, 2007 or the Successor’s results for the period February 6, 2007 to December 29, 2007 may impede the ability of users of our financial information to understand our operating and cash flow performance.

Consequently, to enhance an analysis of operating results and cash flows, we have presented our operating results and cash flows on a combined basis for the fifty-two weeks ended December 29, 2007. This combined presentation for the fifty-two weeks ended December 29, 2007 represents the mathematical addition of the pre–Merger results of operations of the Predecessor for the period December 31, 2006 to February 5, 2007 and the results of operations for the Successor for the period from February 6, 2007 to December 29, 2007. We believe the combined presentation provides relevant information for investors. These combined results, however are not intended to represent what our operating results would have been had the Transactions occurred at the beginning of the period. A reconciliation showing the mathematical combination of our operating results for such periods is included below.

In the following discussion, comparisons are made between the fifty-two week periods ended December 29, 2007, December 30, 2006 and December 31, 2005, notwithstanding the presentation in our consolidated statements of operations for the fifty-two weeks of fiscal 2007 which is comprised of the period from December 31, 2006 to February 5, 2007

(Predecessor) and the period from February 6, 2007 to December 29, 2007 (Successor). We do not believe a discussion of the various periods presented within the fifty-two weeks of fiscal 2007 in the consolidated statements of operations would be meaningful and, accordingly, we have prepared the discussion of our results of operations by comparing the fifty-two weeks of fiscal 2007 to the fifty-two weeks of fiscal 2006 and fiscal 2005 without regard to the differentiation between the period from December 31, 2006 to February 5, 2007 (Predecessor) and the period from February 6, 2007 to December 29, 2007 (Successor).

In the second quarter of 2007, the Company elected to report its fundraising division, Yankee Candle Company Fundraising, within the retail segment and as such, has recast historical information to be comparative with the current year presentation. This division had historically been reported within the wholesale segment. This change was done to be consistent with the fact that the fundraising division is now managed by and reports to the Company’s Senior Vice President of Retail.

The following table reconciles the fifty-two weeks ended December 29, 2007 consolidated statements of operations with the discussion of the results of operations that follows:

	Successor Period February 6, 2007 to December 29, 2007	Predecessor Period December 31, 2006 to February 5, 2007	Non-GAAP Combined Fifty-two Weeks Ended December 29, 2007
Sales	$683,573	$53,382	$736,955
Cost of sales	329,571	24,553	354,124

Gross profit	354,002	28,829	382,831
Selling expenses	192,398	16,201	208,599
General and administrative expenses	62,717	13,828	76,545

Income (loss) from operations	98,887	(1,200)	97,687
Interest income	(43)	(1)	(44)
Interest expense	92,443	986	93,429
Other income	(1,152)	(15)	(1,167)

Income (loss) before provision for (benefit from) income taxes	7,639	(2,170)	5,469
Provision for (benefit from) income taxes	3,112	(340)	2,772

Net income (loss)	$4,527	$(1,830)	$2,697

In addition, the following table sets forth the various components of our consolidated statements of operations, expressed as a percentage of sales, for the periods indicated that are used in connection with the discussion herein.

	Non-GAAP Combined Fifty-two Weeks Ended December 29, 2007	Predecessor Fifty-two Weeks Ended December 30, 2006	Predecessor Fifty-two Weeks Ended December 31, 2005
Statements of Operations Data:
Sales:
Wholesale	44.7%	43.4%	46.6%
Retail	55.3%	56.6%	53.4%

Total net sales	100.0%	100.0%	100.0%
Cost of sales	48.1%	43.2%	42.8%

Gross profit	51.9%	56.8%	57.2%
Selling expenses	28.3%	24.5%	24.3%
General and administrative expenses	10.4%	10.6%	9.5%
Restructuring charge	0.0%	0.0%	1.0%

Income from operations	13.2%	21.7%	22.4%

Net other expense	12.5%	2.2%	1.1%

Income before provision for income taxes	0.7%	19.5%	21.3%
Provision for income taxes	0.4%	7.2%	8.3%

Net income	0.3%	12.3%	13.0%

EXECUTIVE SUMMARY

•

On February 6, 2007, the Predecessor merged with an affiliate of MDP. In connection with the Merger, Holdings acquired all of the outstanding capital stock for approximately $1,413.5 million in cash. Holdings is owned by an affiliate of MDP and certain members of our senior management. Holdings owns 100% of the stock of the Successor, which in turn owns 100% of the stock of The Yankee Candle Company, Inc.

•	In fiscal 2007 net sales increased 7% to $737.0 million from $687.6 million for 2006. We reported net income of $2.7 million in fiscal 2007 compared to net income of $84.5 million and for fiscal 2006.

•

We enhanced our business by continuing to introduce innovative new products through our retail and wholesale channels, continuing investments in the modernization of existing stores and the introduction of new stores, and investing in information systems and supply chain operations.

•	In fiscal 2007 we increased our retail sales base by 39 net stores, including 14 Illuminations stores, ending the year with 459 retail stores in 43 states.

•	We ended fiscal 2007 with approximately 19,400 wholesale locations, including our European operations.

•

We ended fiscal 2007 with $1,130.1 million of outstanding borrowings. Our borrowings increased significantly in conjunction with the Merger. See Note 11, Long-term Debt, to the accompanying consolidated financial statements for more information.

FIFTY-TWO WEEKS ENDED DECEMBER 29, 2007 (“2007”) COMPARED TO FIFTY-TWO WEEKS ENDED DECEMBER 30, 2006 (“2006”)

GENERAL

The fiscal years ended December 29, 2007 and December 30, 2006 consisted of 52 weeks.

SALES

Sales increased 7.2% to $737.0 million in 2007 from $687.6 million in 2006.

Retail Sales

Retail sales increased 4.9% to $407.7 million for 2007 from $388.8 million for 2006. The increase in retail sales was achieved primarily through sales attributable to our Illuminations division acquired in July 2006 of approximately $10.9 million, the addition of 27 new Yankee Candle retail stores opened in 2007 which increased sales by approximately $10.3 million, increased sales attributable to stores opened and acquired in 2006 that have not entered the comparable store base (which in 2006 were open for less than a full year) of approximately $4.2 million, and increased sales in our Yankee Candle Fundraising division of approximately $1.6 million, offset in part by a decrease in our catalog and Internet sales of approximately $1.1 million and decreased comparable store sales of approximately $7.0 million.

Comparable store and catalog and Internet sales for our Yankee Candle stores decreased 2.3% in 2007 compared to 2006. Yankee Candle comparable store sales for 2007 decreased 2.2% compared to 2006. Comparable store sales represent a comparison of sales during the corresponding fiscal periods on stores in our comparable stores sales base. A store first enters our comparable store sales base in the fourteenth fiscal month of operation. There were 401 stores included in the Yankee Candle comparable store base as of December 29, 2007, and 28 of these stores were included for less than a full year. There were 459 retail stores open as of December 29, 2007, compared to 420 retail stores open as of December 30, 2006. Permanently closed stores are excluded from the comparable store calculation beginning in the month in which the store closes.

Wholesale Sales

Wholesale sales, including European operations, increased 10.2% to $329.3 million for 2007 from $298.7 million for 2006. The increase in wholesale sales was achieved primarily from increased sales in our European operations of approximately $13.3 million, increased sales to domestic wholesale locations opened during the last 12 months of approximately $8.1 million, sales derived from new product ventures of $4.7 million, increased sales to domestic wholesale locations in operation prior to 2006 of approximately $3.3 million, and increased sales from our Aroma Naturals subsidiary of approximately $1.2 million.

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

Gross profit decreased 1.9% to $382.8 million in 2007 from $390.2 million in 2006. As a percentage of sales, gross profit decreased to 51.9% in 2007 from 56.8% in 2006. The effect of purchase accounting adjustments decreased gross profit by approximately $39.5 million or 5.4% of sales in 2007. The decrease in gross profit was primarily related to the step-up of the carrying value of inventory at the acquisition date.

Retail Gross Profit

Retail gross profit dollars decreased 3.6% to $245.4 million for 2007 from $254.6 million for 2006. The decrease in gross profit dollars was primarily due to the effect of purchase accounting adjustments of approximately $21.4 million, increased promotional activity of $11.1 million and decreased profitability in our Yankee Candle fundraising division of approximately $0.7 million, offset in part by sales increases in our retail operations which contributed approximately $13.6 million, decreased costs in supply chain operations of approximately $5.3 million and the acquisition of Illuminations in 2006 which contributed approximately $5.1 million.

As a percentage of sales, retail gross profit decreased to 60.2% for 2007 from 65.5% for 2006. The decrease in retail gross profit rate was primarily the result of the effect of purchase accounting adjustments of approximately 5.3%, increased marketing and promotional activity of approximately 0.9%, the acquisition of Illuminations in 2006 of approximately 0.5% and decreased profitability in our Yankee Candle fundraising division of approximately 0.4%, offset in part by increased productivity in supply chain operations of approximately 1.3% and a 0.5% increase attributable to increased sales.

Wholesale Gross Profit

Wholesale gross profit dollars increased 1.3% to $137.4 million for 2007 from $135.6 million for 2006. The increase in wholesale gross profit dollars was primarily attributable to sales increases within our European and domestic wholesale operations, which contributed approximately $18.7 million, new product ventures of approximately $2.5 million and decreased costs in our supply chain operations of approximately $1.5 million, offset in part by the effect of purchase accounting adjustments of approximately $18.1 million and increased promotional activity of approximately $2.8 million.

As a percentage of sales, wholesale gross profit decreased to 41.7% for 2007 from 45.4% for 2006. The decrease in wholesale gross profit rate was primarily the result of the effect of purchase accounting adjustments of approximately 5.5% and increased promotional activity of approximately 0.4%, offset in part by a 1.7% increase attributable to increased sales and increased productivity in supply chain operations of 0.5%.

SELLING EXPENSES

Selling expenses increased 24.0% to $208.6 million in 2007 from $168.2 million in 2006. These expenses are related to both wholesale and retail operations and consist of payroll, occupancy, advertising and other operating costs, as well as pre-opening costs, which are expensed as incurred. In addition, the effect of purchase accounting adjustments of approximately $14.2 million, primarily related to customer list amortization is included in selling expense for 2007. As a percentage of sales, selling expenses were 28.3% and 24.5% for 2007 and 2006, respectively.

Retail Selling Expenses

Retail selling expenses increased 17.2% to $174.9 million for 2007 from $149.2 million for 2006. These expenses relate to payroll, occupancy, advertising and other store operating costs, as well as pre–opening costs, which are expensed as incurred. The increase in retail selling expenses in dollars was primarily related to selling expenses incurred in our

Illuminations stores of approximately $11.0 million, 27 new Yankee Candle retail stores opened in 2007 and the 28 new Yankee Candle retail stores opened in 2006 which together contributed approximately $8.0 million and the effect of purchase accounting adjustments of approximately $3.3 million.

As a percentage of retail sales, retail selling expenses were 42.9% and 38.4% for 2007 and 2006, respectively. The increase in selling expense rate was primarily due to higher selling expense associated with the Illuminations stores of 1.5%, the effect of purchase accounting adjustments of 0.8% and selling expenses of our two most recent store classes of 0.2%. These two store classes are considered immature stores, which are generally stores that are less than three years old. Immature stores typically generate higher selling expenses as a percentage of sales than stores that have been open for more than three years since fixed costs, as a percent of sales, are higher in the early sales maturation period.

Wholesale Selling Expenses

Wholesale selling expenses increased 77.2% to $33.7 million for 2007 from $19.0 million for 2006. These expenses relate to payroll, advertising and other operating costs. As a percentage of wholesale sales, wholesale selling expenses were 10.2% and 6.4% for 2007 and 2006, respectively. The increase in wholesale selling expenses in dollars and rate was primarily the result of the effect of purchase accounting adjustments of $10.9 million or 3.3%.

SEGMENT PROFITABILITY

Segment profitability is sales less cost of sales and selling expenses.

Retail Operations

Segment profitability for our retail operations was $70.5 million or 17.3% of retail sales for 2007 compared to $105.5 million or 27.1% of retail sales for 2006. The decrease in retail segment profitability in dollars was primarily due to the effect of purchase accounting adjustments of approximately $24.7 million, increased selling expenses in our Yankee Candle retail stores of approximately $11.1 million, increased promotional activity of approximately $11.1 million, our Illuminations stores acquired in the third quarter of fiscal 2006 of approximately $5.9 million and decreased profitability in our Yankee Candle Fundraising division of approximately $1.1 million, offset in part by sales increases in our retail operations which contributed approximately $13.6 million and decreased costs in supply chain operations of approximately $5.3 million.

The decrease in retail segment profit rate was primarily due to the effect of purchase accounting adjustments of 6.0%, increased selling expenses in our Yankee Candle Retail stores of approximately 2.4%, our Illuminations stores acquired in the third quarter of fiscal 2006 of 2.1%, increased marketing and promotional activity of 0.9%, and decreased profitability in our Yankee Candle fundraising division of 0.2%, offset in part by increased productivity in our supply chain operations of 1.3% and a 0.5% increase attributable to increased sales.

Wholesale Operations

Segment profitability for our wholesale operations, including Europe, was approximately $103.7 million or 31.5% of wholesale sales for 2007 compared to $116.6 million or 39.0% of wholesale sales for 2006. The decrease in wholesale segment profitability in dollars was primarily attributable to the effect of purchase accounting adjustments of approximately $29.0 million, an increase in selling expenses of approximately $3.8 million and increased promotional activity of approximately $2.8 million, offset in part by increased sales in our European and domestic wholesale operations which contributed approximately $18.7 million, new product ventures of approximately $2.5 million and decreased costs in our supply chain operations of $1.5 million.

The decrease in wholesale segment profit rate was primarily the result of the effect of purchase accounting adjustments of 8.8%, increased selling expenses of 0.5% and increased promotional activity of 0.4%, offset in part by a 1.7% increase attributable to increased sales, increased productivity in supply chain operations of 0.5%.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses, which consist primarily of personnel–related costs including senior management, accounting, information systems, management incentive programs and costs that are not readily allocable to either the retail or wholesale operations, increased 5.2% to $76.5 million for 2007 from $72.7 million for 2006. As a percentage of sales, general and administrative expenses were 10.4% and 10.6% for 2007 and 2006, respectively. The increase in general and administrative expense in dollars was primarily attributable to an increase in stock–based compensation expense of $8.2 million as a result of the accelerated vesting associated with stock options, restricted and performance shares that resulted from the Merger and costs incurred with the Merger of $5.1 million. The increase in general and administrative expense as a percentage of sales for 2007 was primarily due to the increase in stock compensation expense and costs incurred with the Merger.

NET OTHER EXPENSE

Net other expense was $92.2 million for 2007 compared to $15.2 million for 2006. The primary component of this expense was interest expense, which was $93.4 million and $15.3 million for 2007 and 2006, respectively. The increase in interest expense was primarily due to an increase in our average daily debt outstanding during the period primarily due to borrowings associated with the Merger and increased borrowing rates as a result of an increase in bank lending rates associated with the new debt. Amortization of deferred financing costs was $3.7 million and $0.3 million for 2007 and 2006, respectively.

PROVISION FOR INCOME TAXES

The income tax provision for 2007 was $2.8 million compared to a tax provision of $49.5 million for 2006. The effective tax rates for 2007 and 2006 were 50.7% and 37.0%, respectively. The increase in the effective tax rate in 2007 is primarily related to reduced pre-tax income in 2007 coupled with a favorable IRS audit settlement in 2006.

FIFTY-TWO WEEKS ENDED DECEMBER 30, 2006 (“2006”) COMPARED WITH FIFTY-TWO WEEKS ENDED DECEMBER 31, 2005 (“2005”)

GENERAL

The fiscal years ended December 30, 2006 and December 31, 2005 consisted of 52 weeks.

SALES

Sales increased 14.4% to $687.6 million in 2006 from $601.2 million in 2005.

Retail Sales

Retail sales increased 21.2% to $388.8 million in 2006 from $320.9 million for 2005. The increase in retail sales was achieved primarily through increased comparable store sales of $24.1 million, the increased sales attributable to stores opened in 2005 that have not entered the comparable store base (which in 2005 were open for less than a full year) of approximately $19.6 million, sales attributable to the Illuminations stores acquired in July 2006 of $12.8 million, sales attributable to new stores opened in 2006 of $9.5 million, an increase in our catalog and Internet sales of $6.1 million and increased sales in our Yankee Candle Fundraising division of $1.6 million, offset in part by a decrease in revenue of $5.1 million related to the 17 stores closed as a part of the 2005 restructuring plan and a decrease in gift card breakage income of $0.7 million.

Comparable store and catalog and Internet sales in 2006 increased 10.4% compared to 2005. Retail comparable store sales in 2006 increased 9.0% compared to 2005. Comparable store sales represent a comparison of sales during the corresponding fiscal periods on stores in our comparable stores sales base. A store first enters our comparable store sales base in the fourteenth fiscal month of operation. There were 373 stores included in the comparable store base at the end of 2006, and 51 of these stores were included for less than a full year. The Company has relocated eight stores and had six store expansions or remodels over the last five years. In these instances, the stores were not excluded from our comparable store calculation due to the short period of time that the stores were closed. Permanently closed stores are excluded from the comparable store calculation beginning in the month in which the store closes.

Wholesale Sales

Wholesale sales, including European operations, increased 6.6% to $298.7 million in 2006 from $280.2 million for 2005. This growth was primarily achieved by sales from wholesale locations opened during the last 12 months of approximately $26.5 million, increased sales in our European operations of approximately $5.9 million and an increase in sales at our Aroma Naturals division of $3.3 million, offset in part by a $9.6 million decrease in sales from wholesale locations opened prior to January 1, 2006 and the absence of sales to closed or inactive accounts which had accounted for approximately $7.6 million of the prior year sales.

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

Gross profit increased 13.5% to $390.2 million in 2006 from $343.7 million in 2005. As a percentage of sales, gross profit decreased to 56.8% in 2006 from 57.2% in 2005.

Retail Gross Profit

Retail gross profit dollars increased 20.3% to $254.6 million in 2006 from $211.6 million in 2005. The increase in retail gross profit dollars was primarily attributable to increased sales in our Yankee Candle stores which contributed approximately $29.2 million of the increase, the impact of the price increases initiated on selected products during the fourth quarter of fiscal 2005 and third quarter of fiscal 2006 which contributed approximately $21.1 million of the increase, and the acquisition of Illuminations which contributed approximately $5.8 million of the increase, offset in part by increased promotional activity of $10.3 million, and increased costs in supply chain operations of approximately $2.8 million, primarily driven by increased wax and freight costs.

As a percentage of sales, retail gross profit decreased to 65.5% in 2006 from 65.9% in 2005. The decrease in retail gross profit rate was primarily the result of increased promotional activity of 1.1%, increased costs in our supply chain operations of 1.0%, primarily driven by increased wax and freight costs and the addition of our Illuminations division which negatively impacted our retail gross profit by approximately 0.7%, offset in part by the impact of the price increases initiated on selected products during the fourth quarter of fiscal 2005 and third quarter of fiscal 2006 of approximately 2.0% and a favorable change in the merchandise rate and mix of 0.4%.

Wholesale Gross Profit

Wholesale gross profit increased 2.6% to $135.6 million in 2006 from $132.1 million in 2005. The increase in wholesale gross profit dollars was primarily attributable to price increases initiated on selected products during the fourth quarter of fiscal 2005 and third quarter of fiscal 2006 which contributed approximately $17.5 million and increased sales in our wholesale channel which contributed approximately $6.4 million offset in part by the impact of increased promotional activity of $12.5 million and increased costs in our supply chain operations of approximately $7.9 million primarily driven by increased wax and freight costs.

As a percentage of sales, wholesale gross profit decreased to 45.4% in 2006 from 47.1% in 2005. The decrease in wholesale gross profit rate was primarily the result of increased promotional activity of approximately 2.8%, an adverse change in our wholesale merchandise rate and mix of approximately 1.7% and increased costs in our supply chain operations of approximately 0.6%, primarily driven by increased wax and freight costs, offset in part by a 3.4% increase attributable to the price increases initiated on selected products during the fourth quarter of fiscal 2005 and third quarter of fiscal 2006.

SELLING EXPENSES

Selling expenses increased 15.1% to $168.2 million in 2006 from $146.1 million in 2005. These expenses are related to both wholesale and retail operations and consist of payroll, occupancy, advertising and other operating costs, as well as pre-opening costs, which are expensed as incurred. As a percentage of sales, selling expenses were 24.5% in 2006 and 24.3% in 2005.

Retail Selling Expenses

Retail selling expenses increased 14.3% to $149.2 million in 2006 from $130.5 million in 2005. The increase in retail selling expenses in dollars was primarily related to the 28 new retail stores opened in 2006 and the 53 new retail stores opened in 2005 of approximately $14.4 million and the addition of our Illuminations stores of approximately $6.7 million. As a percentage of retail sales, retail selling expenses decreased to 38.4% in 2006 from 40.7% in 2005. The decrease in selling expense rate was primarily due to the leveraging of selling expenses by 3.5% as a result of increased comparable retail sales and the price benefit initiated on selected products during the fourth quarter of fiscal 2005 and third quarter of 2006, and the closure of the stores identified in the 2005 restructuring which decreased our selling expense rate by approximately 0.6%, offset in part by the increase in selling expenses as a result of the Illuminations acquisition of 0.5%, increased promotional expenses of 0.6% and the increase in selling expenses related to our two most recent store classes, 2006 and 2005, of 0.6%. These two store classes are considered immature stores, which are generally stores that are less than three years old. Immature stores typically generate higher selling expenses as a percentage of sales than stores that have been open for more than three years since fixed costs, as a percent of sales, are higher in the early sales maturation period.

Wholesale Selling Expenses

Wholesale selling expenses increased 22.5% to $19.0 million in 2006 from $15.5 million in 2005. As a percentage of wholesale sales, wholesale selling expenses were 6.4% and 5.5% in 2006 and 2005, respectively. The increase in wholesale selling expenses in dollars was primarily the result of $1.8 million of increased costs associated with Aroma Naturals, Inc., $0.9 million of increased selling expenses related to our European operations, and $0.7 million of increased selling expenses associated with our domestic wholesale operations. The increase in wholesale selling expense as a percentage of wholesale sales was primarily attributable to increased costs associated with our Aroma Naturals business of approximately 0.5% and our European operations of approximately 0.1% which have a higher selling expense structure than our core wholesale business.

SEGMENT PROFITABILITY

Segment profitability is sales less cost of sales and selling expenses.

Retail Operations

Segment profitability for our retail operations was $105.5 million or 27.1% of retail sales in 2006 compared to $81.1 million or 25.3% of retail sales in 2005. The increase in retail segment profitability in dollars for 2006 was primarily attributable to increased sales in our Yankee Candle stores which contributed approximately $29.2 million of the increase and the impact of the price increases initiated on selected products during the fourth quarter of fiscal 2005 and third quarter of fiscal 2006 which contributed approximately $21.1 million of the increase, offset in part by increased selling expenses, excluding Illuminations, of approximately $11.9 million, increased promotional activity of $10.3 million, increased costs in supply chain operations of approximately $2.8 million, primarily driven by increased wax and freight costs, and the acquisition of Illuminations which decreased segment profit by approximately $0.9 million.

The increase in retail segment profitability in rate was primarily attributable to a decrease in our selling expense rate of approximately 2.7%, the impact of the price increases initiated on selected products during the fourth quarter of fiscal 2005 and third quarter of 2006 of approximately 2.0% and a favorable change in the merchandise rate and mix of 0.4%, offset in part by the addition of our Illuminations division which negatively impacted our segment profit rate by 1.2%, increased promotional activity of 1.1% and increased costs in our supply chain operations of 1.0%, primarily driven by increased wax and freight costs.

Wholesale Operations

Segment profitability for our wholesale operations, including Europe, was $116.6 million or 39.0% of wholesale sales in 2006 compared to $116.6 million or 41.6% of wholesale sales in 2005. The activity in wholesale segment profitability in dollars for 2006 was primarily attributable to increased promotional activity of $12.5 million, increased costs in our supply chain operations of approximately $7.9 million primarily driven by increased wax and freight costs, and increased selling expenses of approximately $3.5 million, offset in part by the impact of the price increases initiated on selected products during the fourth quarter of fiscal 2005 and third quarter of 2006 of $17.5 million and increased sales which contributed approximately $6.4 million in segment profit.

The decrease in wholesale gross segment profitability in rate for 2006 was primarily the result of increased promotional activity of approximately 2.8%, an adverse change in our wholesale merchandise rate and mix of approximately 1.7%, increased costs in our supply chain operations of approximately 0.6%, primarily driven by increased wax and freight costs, and increased selling expenses of approximately 0.9%, offset in part by a 3.4% increase attributable to the price increases initiated on selected products during the fourth quarter of fiscal 2005 and third quarter of 2006.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses, which consist primarily of personnel-related costs including senior management, accounting, information systems, management incentive programs and costs that are not readily allocable to either the retail or wholesale operations, increased 28% to $73.1 million in 2006 from $57.4 million in 2005. As a percentage of sales, general and administrative expenses increased to 10.6% from 9.5%. The increase in general and administrative expense in dollars for 2006 compared to 2005 was primarily attributable to increased expense associated with the fiscal 2006 bonus program of $5.0 million, costs incurred with the merger of $3.2 million, an increase in stock-based compensation expense of $2.4 million, increased medical insurance costs of $1.6 million and increased consulting costs of $1.1 million. The increase in general and administrative expense as a percentage of sales for 2006 was primarily due to costs related to the merger and an increase in bonus expense.

RESTRUCTURING CHARGE

During the fourth quarter of fiscal 2005, the Company initiated a restructuring plan designed to close 17 underperforming stores and re-invest in talent and other strategic growth initiatives. In connection with this restructuring plan, a charge of $5.5 million was recorded in the fourth quarter of fiscal 2005. Included in the restructuring charge was approximately $2.4 million related to lease termination costs, approximately $2.5 million related to non-cash fixed assets write-offs and other costs, and approximately $0.6 million in employee related costs. All of the 17 underperforming stores have been closed and the Company anticipates no further accruals related to this restructuring. During the fourth quarter of fiscal 2006, the Company reversed the remaining accruals on the books for occupancy, other expenses and employee related costs of approximately $0.4 million.

The following is a summary of restructuring charge activity for the fifty-two weeks ended December 30, 2006 (dollars in thousands):

	Accrued as of December 31, 2005	Fifty-Two Weeks Ended December 30, 2006		Accrued as of December 30, 2006
		Costs Paid	Revisions to Estimates
Occupancy	$1,150	$992	$158	$—
Other expenses	84	60	24	—
Employee related	473	258	215	—

Total	$1,707	$1,310	$397	$—

NET OTHER EXPENSE

Net other expense was $15.2 million in 2006 compared to $6.7 million in 2005. The primary component of this expense was interest expense, which was $15.3 million in 2006 compared to $7.2 million in 2005. The increase in interest expense for 2006 was primarily due to an increase in bank lending rates and to a lesser extent to an increase in our average daily debt outstanding primarily due to borrowings associated with prior repurchases of our common stock and the acquisition of Illuminations.

PROVISION FOR INCOME TAXES

In the first quarter of fiscal 2006, we recognized a benefit of $2.3 million associated with the closure of an IRS audit for prior years. The benefit was primarily due to favorable audit adjustments associated with sales to our international subsidiary.

The income tax provision for 2006 was $49.5 million compared to $49.9 million for 2005. The effective tax rates for 2006 and 2005 were 37.0% and 39.0%, respectively. The lower effective tax rate in 2006 is due to the benefit associated with the closure of the IRS audit, offset in part by nondeductible merger expenses. We have provided in 2006 a valuation allowance against the deferred tax asset for our international operations.

LIQUIDITY AND CAPITAL RESOURCES

In connection with the Transactions, the Company had significant cash outlays during 2007 and significantly increased its level of debt upon entering into the $650.0 million senior secured term loan facility and issuance of the $325.0 million 8.50% senior notes and the $200.0 million 9.75% senior subordinated notes. As of December 30, 2006 the Company had outstanding debt of $140.0 million. Cash outlays for the payment of interest are significantly higher in the current fiscal year compared to last year as a result of the significant increase in indebtedness.

The senior notes mature on February 15, 2015 and the senior subordinated notes mature on February 15, 2017. The senior notes due 2015 bear interest at a per annum fixed rate equal to 8.50%. Interest is paid every six months on February 15 and August 15, beginning on August 15, 2007. The senior subordinated notes due 2017 bear interest at a per annum fixed rate equal to 9.75%. Interest is paid every six months on February 15 and August 15, beginning on August 15, 2007.

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

The Company’s senior secured credit facility (the “Credit Facility”) consists of a $650.0 million 7–year senior term loan facility and a 6–year $125.0 million senior secured revolving credit facility. All borrowings under the Credit Facility bear interest at a rate per annum equal to an applicable margin, plus, at the Company’s option, (i) the higher of (x) the prime rate (as set forth on the British Banking Association Telerate Page 5) and (y) the federal funds effective rate, plus one-half percent (0.50%) per annum or (ii) the Eurodollar rate, and resets periodically. In addition to paying interest on outstanding principal under the senior secured credit facility, the Company is required to pay a commitment fee to the lenders in respect of unutilized loan commitments at a rate of 0.50% per annum.

All obligations under the Credit Facility are guaranteed by the Parent and each of the Company’s existing and future domestic subsidiaries. In addition, the senior secured credit facility is secured by first priority perfected liens on all of the Company’s capital stock and substantially all of the Company’s existing and future material assets and the existing and future material assets of the Company’s guarantors, except that only up to 66% of the voting capital stock of the first tier foreign subsidiaries and 100% of the non–voting capital stock of such foreign subsidiaries will be pledged in favor of the senior secured credit facility and each of the guarantor’s assets.

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

The Credit Facility and related agreements contain customary financial and other covenants, including, but not limited to, maximum consolidated total secured leverage (net of certain cash and cash equivalents) and certain other limitations on the Company and certain of the Company’s restricted subsidiaries’, as defined in the Credit Facility, ability to incur additional debt, guarantee other obligations, grant liens on assets, make investments or acquisitions, dispose of assets, make optional payments or modifications of other debt instruments, pay dividends or other payments on capital stock, engage in mergers or consolidations, enter into sale and leaseback transactions, enter into arrangements that restrict the Company’s ability to pay dividends or grant liens and engage in transactions with affiliates. The Credit Facility requires that the Company maintain at the end of each fiscal quarter, commencing with the quarter ended December 29, 2007, a consolidated total secured debt (net of certain cash and cash equivalents) to consolidated EBITDA (as defined in the Credit Facility) ratio of no more than 4.50 to 1.00. As of December 29, 2007, the consolidated total secured debt to consolidated EBITDA ratio was 3.03 to 1.00.

The Company funds its operations through a combination of internally generated cash from operations and from borrowings under the Credit Facility. The Company’s primary uses of cash are working capital requirements, new store expenditures, new store inventory purchases and debt service requirements. The Company anticipates that cash generated from operations together with amounts available under the Credit Facility will be sufficient to meet its future working capital requirements, new store expenditures, new store inventory purchases and debt service obligations as they become due over the next twelve months. However, the Company’s ability to fund future operating expenses and capital expenditures and its ability to make scheduled payments of interest on, to pay principal on or refinance indebtedness and to satisfy any other present or future debt obligations will depend on future operating performance which will be affected by general economic, financial and other factors beyond the Company’s control.

As a result of the Transactions, the cash flow results for the year ended December 29, 2007 have been separately presented in the consolidated statements of cash flows split between the “Predecessor”, covering the period December 31, 2006 to February 5, 2007 and the “Successor” covering the period February 6, 2007 to December 29, 2007. The comparable period results for the prior year are presented under “Predecessor.” For comparative purposes, the Company combined the two periods from December 31, 2006 through December 29, 2007 in its discussion below. This combination is not a GAAP presentation. However, the Company believes this combination is useful to provide the reader a more accurate comparison and is provided to enhance the reader’s understanding of cash flows for the periods presented. The following table reconciles the year ended December 29, 2007 cash flows with the discussion of cash flows that follows (in thousands):

	Successor Period February 6, 2007 to December 29, 2007	Predecessor Period December 31, 2006 to February 5, 2007	Non-GAAP Combined Year Ended December 29, 2007
Net cash provided by (used in) operating activities	$73,224	$(10,067)	$63,157

Net cash used in investing activities	$(1,457,960)	$(2,250)	$(1,460,210)

Net cash provided by financing activities	$1,375,540	$4,317	$1,379,857

Cash and cash equivalents as of December 29, 2007 of $5.6 million decreased by $17.2 million compared to $22.8 million as of December 30, 2006. Cash provided by operating activities was $ 67.5 million, net of the excess tax benefit from exercise of stock options. Cash provided by operating activities includes total payments of $26.9 million of corporate income taxes for fiscal 2006 and cash paid for interest of $72.2 million. Net cash used in investing activities was $1,460.2 million for the combined year ended December 29, 2007, which includes the purchase of the Company of $1,429.5 million and purchases of property and equipment of $30.7 million primarily due to new stores.

Net cash provided by financing activities was $1,375.5 million net of the excess tax benefit from exercise of stock options. For the combined year ended December 29, 2007, which includes the borrowings used to finance the acquisition of the Company which aggregated to $1,175.0 million, proceeds received from the sale of common stock of $433.1 million, offset by a $15.0 million payment to MDP recorded as a reduction in the proceeds from the sale of common stock and borrowings under the revolving credit agreement of $111.0 million used primarily for working capital and the construction of new stores, partially offset by repayment of debt of $295.9 million (including the repayment of the $140.0 million of debt outstanding at the time of the Merger) and the payment of deferred financing fees of $32.4 million.

As of December 29, 2007, we were in compliance with all covenants under our Credit Facility. We had $5.0 million outstanding under the revolving credit facility and $2.0 million of outstanding letters of credit, leaving $118.0 million in availability.

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

In addition to obligations to repay our debt obligations, we lease the majority of our retail stores under operating leases. The following table summarizes our contractual commitments including both our debt and lease obligations:

	Payments due by period (in thousands)
Contractual obligations	Total	2008	2009	2010	2011	2012	Thereafter
Debt obligations	$1,130,125	$11,500	$6,500	$6,500	$6,500	$6,500	$1,092,625
Operating leases	196,944	35,120	33,235	28,802	25,539	20,817	53,431
Purchase commitments (1)	23,904	23,904	—	—	—	—	—
Estimated interest payments (2)	587,430	88,720	88,295	88,295	88,295	88,295	145,530

Total contractual obligations (3)	$1,938,403	$159,244	$128,030	$123,597	$120,334	$115,612	$1,291,586

(1)	Includes open purchase orders for goods purchased in the ordinary course of our business, whether or not we are able to cancel such purchase orders.
(2)	Estimated interest payments are based on the outstanding debt balance of $ 1,130.1 million at December 29, 2007.
(3)	The table above excludes $4.2 million in uncertain tax positions, as we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. The $4.2 million in uncertain tax positions includes $0.6 million of accrued interest and penalties.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2006, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 06–3 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, gross versus net presentation).” This issue should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006. The Company has adopted EITF No. 06–03 effective December 31, 2006 without material impact to the financial statements. The Company will continue to use the net basis for presentation.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 does not expand or require new fair value measures, however the application of this statement may change current practice. The requirements of SFAS 157 are first effective for our fiscal year beginning December 30, 2007 and interim periods within that fiscal year. However, in February 2008 the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year.

Accordingly, our adoption of this standard on December 30, 2007 is limited to financial assets and liabilities, which primarily impacts the valuation of our derivative contract. We do not believe the initial adoption of SFAS 157 will have a material effect on our financial condition, results of operations and cash flows. However, we are still in the process of evaluating this standard with respect to its impact on nonfinancial assets and liabilities and therefore have not yet determined the impact that it will have on our financial statements upon full adoption.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits entities to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements. The requirements of SFAS 159 are effective for our fiscal year beginning December 30, 2007. The Company is still evaluating the impact of adopting SFAS 159, however, we do not believe that the adoption of this statement will have a material impact on our financial condition, results of operations and cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks relate primarily to changes in interest rates. At December 29, 2007, we had $605.1 million of floating rate debt and $525.0 million of fixed rate debt. For fixed rate debt, interest rate changes affect the fair market value, but do not impact earnings or cash flows. Conversely for floating rate debt, interest rate changes do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. The $605.1 million outstanding under our Credit Facility bears interest at variable rates. All borrowings under the Credit Facility bear interest at a rate per annum equal to an applicable margin, plus, at the Company’s option, (i) the higher of (a) the prime rate (as set forth on the British Banking Association Telerate Page 5) and (b) the federal funds effective rate, plus one-half percent (0.50%) per annum or (ii) the Eurodollar rate, and resets periodically. At December 29, 2007, the weighted–average interest rate on outstanding borrowings under our Credit Facility was 6.87%. This Credit Facility is intended to fund operating needs. Because this Credit Facility carries a variable interest rate pegged to market indices, our results of operations and cash flows will be exposed to changes in interest rates. Based on December 29, 2007 borrowing levels, a 1.00% increase or decrease in current market interest rates would have the effect of causing an approximately $6.1 million additional annual pre–tax charge or credit to the statement of operations.

The variable nature of our obligations under the Credit Facility creates interest rate risk. In order to mitigate this risk, in February 2007, we entered into an interest rate swap agreement in the notional amount of $415.0 million to hedge floating rate debt for the period between February 14, 2007 and March 30, 2010 (the “Swap”). The Swap, which is with a highly rated counterparty, is treated as a cash flow hedge for accounting purposes and on which we pay a fixed rate of 5.10% and receive LIBOR from the counterparty. See Note 12, “Derivative Financial Instruments” to the accompanying consolidated financial statements for additional information.

The second component of interest rate risk involves the short-term investment of excess cash. This risk impacts fair values, earnings and cash flows. Excess cash is primarily invested in interest bearing accounts that fluctuate with market interest rates. Based on December 29, 2007 cash equivalents, a 1.00% increase or decrease in current market interest rates would have the effect of causing an approximately $0.1 million additional pre–tax credit or charge to the annual statements of operations.

We buy a variety of raw materials for inclusion in our products. The only raw material that is considered to be of a commodity nature is wax. Wax is a petroleum based product. Its market price has not historically fluctuated with the movement of oil prices and has instead generally moved with inflation. However, in the past several years the price of wax has increased at a rate significantly above the rate of inflation. Continued increases in wax prices could have an adverse affect on our cost of goods sold and could lower our margins.

At this point in time, operations outside of the United States are not significant. Accordingly, we are not exposed to substantial risks arising from foreign currency exchange rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Yankee Holding Corp.

South Deerfield, Massachusetts

We have audited the accompanying consolidated balance sheet of Yankee Holding Corp. and subsidiaries (the “Successor Company”) as of December 29, 2007, the related consolidated statements of operations, stockholders’ equity and cash flows of the Successor Company for the period from February 6, 2007 to December 29, 2007, the consolidated statements of operations, stockholders’ equity and cash flows of The Yankee Candle Company, Inc. and subsidiaries (the “Predecessor Company”) for the period from December 31, 2006 to February 5, 2007 and the consolidated balance sheet of the Predecessor Company as of December 30, 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the fifty-two week periods ended December 30, 2006 and December 31, 2005, for the purpose of expressing an opinion as to whether the consolidated financial statements present fairly, in all material respects, the financial position, results of operations, and cash flows of Yankee Holding Corp. and subsidiaries and The Yankee Candle Company, Inc. and subsidiaries (collectively, the “Company”) in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Successor Company as of December 29, 2007 and the Predecessor Company as of December 30, 2006, and the results of the operations and cash flows of the Successor Company for the period February 6, 2007 through December 29, 2007, and the Predecessor Company for the period December 31, 2006 through February 5, 2007 and the fifty-two week periods ended December 30, 2006 and December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 13, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, effective December 31, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 29, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 27, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 27, 2008

YANKEE HOLDING CORP. AND SUBSIDIARIES (AND PREDECESSOR)

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	Successor	Predecessor
	December 29, 2007	December 30, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,627	$22,773
Accounts receivable, net	52,126	33,769
Inventory	69,963	61,130
Prepaid expenses and other current assets	9,344	8,651
Deferred tax assets	18,271	5,872

TOTAL CURRENT ASSETS	155,331	132,195

PROPERTY AND EQUIPMENT-NET	155,911	140,603
MARKETABLE SECURITIES	259	2,021
DEFERRED TAX ASSETS	—	67,288
GOODWILL	1,019,982	13,852
INTANGIBLE ASSETS	414,242	15,624
DEFERRED FINANCING COSTS	28,654	596
OTHER ASSETS	1,418	743

TOTAL ASSETS	$1,775,797	$372,922

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$21,613	$26,052
Accrued payroll	17,394	19,802
Accrued interest	17,679	428
Accrued income taxes	15,755	26,600
Accrued purchases of property and equipment	2,818	3,515
Accrued sales tax	4,822	5,168
Other accrued liabilities	31,087	16,335
Current portion of long-term debt	6,500	—

TOTAL CURRENT LIABILITIES	117,668	97,900

DEFERRED COMPENSATION OBLIGATION	410	2,213
DEFERRED TAX LIABILITIES	105,565	—
LONG-TERM DEBT	1,123,625	140,000
DEFERRED RENT	10,230	17,244
OTHER LONG-TERM LIABILITIES	1,694	—
COMMITMENTS AND CONTINGENCIES (Note 17)
STOCKHOLDERS’ EQUITY:
Common stock – Successor: $.01 par value; 500,000 issued and 499,660 outstanding at December 29, 2007	418,083	399
Common stock – Predecessor: $.01 par value; 300,000,000 shares authorized; 39,939,837 issued and 39,846,137 outstanding at December 30, 2006
Treasury stock – Successor: at cost, 300 shares at December 29, 2007	(294)	—
Additional paid-in capital	670	105,718
Retained earnings	4,527	8,467
Accumulated other comprehensive (loss) income	(6,381)	981

Total stockholders’ equity	416,605	115,565

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,775,797	$372,922

See notes to consolidated financial statements

YANKEE HOLDING CORP. AND SUBSIDIARIES (AND PREDECESSOR)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Successor	Predecessor
	Period February 6, 2007 to December 29, 2007	Period December 31, 2006 to February 5, 2007	Fifty-two Weeks Ended December 30, 2006	Fifty-two Weeks Ended December 31, 2005
SALES	$683,573	$53,382	$687,557	$601,181
COST OF SALES	329,571	24,553	297,338	257,455

GROSS PROFIT	354,002	28,829	390,219	343,726

OPERATING EXPENSES:
Selling expenses	192,398	16,201	168,194	146,055
General and administrative expenses	62,717	13,828	73,135	57,366
Restructuring charge	—	—	(397)	5,546

Total operating expenses	255,115	30,029	240,932	208,967

INCOME (LOSS) FROM OPERATIONS	98,887	(1,200)	149,287	134,759

OTHER (INCOME) EXPENSE:
Interest income	(43)	(1)	(30)	(23)
Interest expense	92,443	986	15,358	7,250
Other income	(1,152)	(15)	(105)	(502)

Total other expense	91,248	970	15,223	6,725

INCOME (LOSS) BEFORE PROVISION FOR (BENEFIT FROM) INCOME TAXES	7,639	(2,170)	134,064	128,034

PROVISION FOR (BENEFIT FROM) INCOME TAXES	3,112	(340)	49,549	49,933

NET INCOME (LOSS)	$4,527	$(1,830)	$84,515	$78,101

See notes to consolidated financial statements

YANKEE HOLDING CORP. AND SUBSIDIARIES (AND PREDECESSOR)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid in Capital	Treasury Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
	Shares	Amount		Shares	Amount
(Predecessor)
BALANCE, JANUARY 1, 2005	47,309	$473	$105,737	—	$—	$73,447	$6		$179,663

Issuance of common stock and option exercises, including related tax benefits of $978	197	1	4,006	—	—	—	—		4,007
Stock compensation expense	—	—	3,418	—	—	—	—		3,418
Payments for the redemption of common stock	(6,543)	(64)	(17,029)	—	—	(167,902)	—		(184,995)
Payments for dividends	—	—	—	—	—	(11,182)	—		(11,182)
Comprehensive income:
Net income	—	—	—	—	—	78,101	—	$78,101	78,101
Foreign currency translation	—	—	—	—	—	—	(868)	(868)	(868)

Comprehensive income	—	—	—	—	—	—	—	$77,233	—

BALANCE, DECEMBER 31, 2005	40,963	410	96,132	—	—	(27,536)	(862)		68,144

Issuance of common stock and option exercises, including related tax benefits of $1,808	320	3	7,362	—	—	—	—		7,365
Stock compensation expense	—	—	5,772	—	—	—	—		5,772
Payments for the redemption of common stock	(1,437)	(14)	(3,548)	—	—	(38,415)	—		(41,977)
Payments for dividends	—	—	—	—	—	(10,097)	—		(10,097)
Comprehensive income:
Net income	—	—	—	—	—	84,515	—	$84,515	84,515
Foreign currency translation	—	—	—	—	—	—	1,843	1,843	1,843

Comprehensive income	—	—	—	—	—	—	—	$86,358	—

BALANCE, DECEMBER 30, 2006	39,846	399	105,718	—	—	8,467	981		115,565

Tax benefit from exercise of stock options	—	—	3,818	—	—	—	—		3,818
Stock compensation expense	—	—	8,638	—	—	—	—		8,638
Cumulative effect of adoption of FIN 48	—	—	—	—	—	(224)	—		(224)
Comprehensive loss:
Net loss	—	—	—	—	—	(1,830)	—	$(1,830)	(1,830)
Foreign currency translation	—	—	—	—	—	—	58	58	58

Comprehensive loss	—	—	—	—	—	—	—	$(1,772)	—

BALANCE, FEBRUARY 5, 2007	39,846	399	118,174	—	—	6,413	1,039		126,025
(Successor)
Issuance of common stock, net of $15,000 of issuance costs	1,000	418,083	—	—	—	—	—		418,083
Stock split	499,000	—	—	—	—	—	—		—
Acquisition of treasury stock	—	—	—	340	(294)	—	—		(294)
Stock compensation expense	—	—	670	—	—	—	—		670
Comprehensive loss:
Net income	—	—	—	—	—	4,527	—	$4,527	4,527
Foreign currency translation	—	—	—	—	—	—	(651)	(651)	(651)
Interest rate swap	—	—	—	—	—	—	(5,730)	(5,730)	(5,730)

Comprehensive loss	—	—	—	—	—	—	—	$(1,854)	—

BALANCE, DECEMBER 29, 2007	500,000	$418,083	$670	340	$(294)	$4,527	$(6,381)		$416,605

See notes to consolidated financial statements

YANKEE HOLDING CORP. AND SUBSIDIARIES (AND PREDECESSOR)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Successor	Predecessor
	Period February 6, 2007 to December 29, 2007	Period December 31, 2006 to February 5, 2007	Fifty-two Weeks Ended December 30, 2006	Fifty-two Weeks Ended December 31, 2005
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$4,527	$(1,830)	$84,515	$78,101
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	41,988	2,673	26,780	24,788
Unrealized loss (gain) on marketable securities	238	(31)	13	(5)
Share-based compensation expense	670	8,638	5,772	3,418
Deferred taxes	(14,132)	(3,905)	7,549	7,864
Non-cash charge related to increased inventory carrying value	40,472	—	—	—
Loss on disposal and impairment of property and equipment	640	14	450	2,858
Investments in marketable securities	(581)	(27)	(772)	(719)
Excess tax benefit from exercise of stock options	—	(4,317)	(960)	—
Changes in assets and liabilities
Accounts receivable, net	(18,389)	179	9,551	(14,861)
Inventory	(2,958)	(2,739)	(1,973)	(8,609)
Prepaid expenses and other assets	(1,428)	336	617	(1,079)
Accounts payable	2,306	(4,443)	4,363	891
Income taxes payable	(9,456)	3,642	6,620	(4,459)
Accrued expenses and other liabilities	29,327	(8,257)	1,520	18,355

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	73,224	(10,067)	144,045	106,543

CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES:
Purchase of property and equipment	(28,484)	(2,250)	(26,822)	(34,872)
Acquisition of the Company	(1,429,476)	—	—	—
Purchase of intangible assets	—	—	—	(604)
Payment of contingent consideration on Yankee Candle Fundraising	—	—	(1,333)	—
Cash paid for business acquisitions	—	—	(22,244)	(4,180)

NET CASH USED IN INVESTING ACTIVITIES	(1,457,960)	(2,250)	(50,399)	(39,656)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
Payments for redemption of common stock	—	—	(41,977)	(184,995)
Net proceeds from issuance of common stock	418,083	—	5,557	3,029
Dividends paid	—	—	(10,097)	(11,182)
Repurchase of common stock	(294)	—	—	—
Deferred financing costs	(32,374)	—	(313)	(343)
Excess tax benefit from exercise of stock options	—	4,317	960	—
Net (repayment) borrowings under bank credit agreements	—	—	(38,000)	103,000
Borrowings under senior secured term loan facility	650,000	—	—	—
Borrowings under senior secured revolving credit facility	111,000	—	—	—
Borrowings under senior notes and senior subordinated notes	525,000	—	—	—
Repayment of borrowings	(295,875)	—	—	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,375,540	4,317	(83,870)	(90,491)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	39	11	342	(165)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(9,157)	(7,989)	10,118	(23,769)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	14,784	22,773	12,655	36,424

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,627	$14,784	$22,773	$12,655

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$71,326	$903	$14,865	$6,962

Income taxes	$27,013	$(77)	$34,404	$46,528

Net decrease (increase) in accrued purchases of property and equipment	$337	$1,520	$1,948	$(3,860)

See notes to consolidated financial statements

YANKEE HOLDING CORP. AND SUBSIDIARIES (AND PREDECESSOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS DECEMBER 31, 2006 TO

FEBRUARY 5, 2007 AND FEBRUARY 6, 2007 TO DECEMBER 29, 2007, AND THE FIFTY-TWO

WEEKS ENDED DECEMBER 30, 2006 AND DECEMBER 31, 2005

(in thousands, except share data)

1. NATURE OF BUSINESS

Yankee Holding Corp. and subsidiaries (“Yankee Candle” or “the Company”) is the leading designer, manufacturer and branded marketer of premium scented candles in the giftware industry. The Company has a 38-year history of offering its distinctive products and marketing them as affordable luxuries and consumable gifts. Yankee Candle products include a wide variety of jar candles, Samplers® votive candles, Tarts® wax potpourri, pillars and other candle products, the vast majority of which are marketed under the Yankee Candle® brand. The Company also sells a wide range of coordinated candle and home decor accessories and has extended its brand into the growing premium home fragrance market segment with products such as Housewarmer® electric home fragrancers, Yankee Candle® branded potpourri, sachets, room sprays and linen sprays and Yankee Candle Car Jars® air fresheners. The Company sells its products through several channels including wholesale customers who operate approximately 16,700 locations in North America, 459 Company-owned and operated retail stores in 43 states as of December 29, 2007, direct mail catalogs, its Internet web sites (www.yankeecandle.com, www.illuminations.com and www.aromanaturals.com), and our subsidiary Yankee Candle Company (Europe) LTD, which has an international wholesale customer network of approximately 2,700 locations and distributors covering approximately 20 countries.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION – On February 6, 2007, The Yankee Candle Company, Inc. (the “Predecessor”) merged (the “Merger”) with an affiliate of Madison Dearborn Partners, LLC (“MDP”). In connection with the Merger, YCC Holdings LLC, or (“Holdings”) acquired all of the outstanding capital stock for $1,413,527 in cash. Holdings is owned by an affiliate of MDP and certain members of our senior management. Holdings owns 100% of the stock of Yankee Holding Corp., (the “Parent” or “Successor”), which in turn owns 100% of the stock of The Yankee Candle Company, Inc.

This report contains the audited consolidated financial statements of the Predecessor as of and for the years ended December 30, 2006 and December 31, 2005 and the period December 31, 2006 to February 5, 2007. The accompanying audited consolidated financial statements as of December 29, 2007 and the period February 6, 2007 to December 29, 2007 are those of the Successor.

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

The fiscal year is the fifty-two or fifty-three weeks ending the Saturday closest to December 31. Fiscal 2007 consists of the combined periods December 31, 2006 to February 5, 2007 (Predecessor) and February 6, 2007 to December 29, 2007 (Successor). The fifty-two weeks ended December 30, 2006 (Predecessor) and December 31, 2005 (Predecessor) are sometimes referred to as fiscal 2006 and fiscal 2005, respectively.

PRINCIPLES OF CONSOLIDATION – The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

ACCOUNTING ESTIMATES – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

SALES RECOGNITION – The Company sells its products both directly to retail customers and through wholesale channels. Merchandise sales are recognized upon transfer of ownership, including passage of title to the customer and transfer of the risk of loss related to those goods. In the wholesale segment, products are shipped “free on board” shipping point, however revenue is recognized at the time the product is received by the customer due to the Company’s practice of absorbing risk of loss in the event of damaged or lost shipments. In the retail segment, transfer of title takes place at the point of sale (i.e., at our retail stores). There are no situations, either in the wholesale or retail segments, where legal risk of loss does not transfer immediately upon receipt by customers. Although the Company does not provide a contractual right of return, in the course of arriving at practical business solutions to various claims, the Company has allowed sales returns and allowances. In these situations, customer claims for credit or return due to damage, defect, shortage or other reason must be pre-approved by the Company before credit is issued or such product is accepted for return. Such returns have not precluded sales recognition because the Company has a long history with such return activity, which is used in estimating a reserve. This accrual, however, is subject to change if actual returns differ from historical and expected return rates. In the wholesale segment, the Company has included an allowance in its financial statements representing its estimated obligation related to promotional marketing activities. In addition to returns, the Company bears credit risk relative to wholesale customers. The Company has provided an allowance for bad debts in the financial statements based on estimates of the creditworthiness of customers. However, this allowance is also subject to change. Changes in the estimates could affect operating results.

The Company sells gift cards to customers in retail stores and through catalog and Internet operations. The gift cards do not have an expiration date. At the point of sale of a gift card, the Company records deferred revenue. The Company recognizes income from gift cards when the gift card is redeemed by the customer. Gift card breakage income is recorded based on the Company’s historical redemption pattern (which is subject to change if or when actual patterns of redemptions change). Based on historical information, the Company determined that redemptions decreased to a de minimis amount 36 months after issuance and that approximately 8% of the gift card’s value will never be redeemed. Gift card breakage income is recorded monthly in proportion to the actual redemption of gift cards in that month based on the Company’s historical redemption pattern. Gift card breakage income is included in sales in the consolidated statements of operations.

CASH AND CASH EQUIVALENTS – The Company considers all short-term interest-bearing investments with maturities of three months or less at the date of purchase to be cash equivalents.

INVENTORIES – The Predecessor valued its inventories on the last–in first–out (“LIFO”) basis. The Successor has elected to value its inventories using the first–in first–out (“FIFO”) basis. Inventory quantities on hand are regularly reviewed, and where necessary provisions for excess and obsolete inventory are recorded based primarily on the Company’s forecast of product demand and production requirements.

PROPERTY AND EQUIPMENT – Property and equipment are stated at cost and are depreciated on the straight-line method based on the estimated useful lives of the various assets. The estimated useful lives are as follows:

Buildings and improvements	5 to 40 years
Computer equipment	2 to 6 years
Furniture and fixtures	5 to 10 years
Equipment	10 years
Vehicles	3 to 5 years

Leasehold improvements are amortized using the straight-line method over the lesser of the estimated life of the improvement or the remaining life of the lease. Expenditures for normal maintenance and repairs are charged to expense as incurred.

MARKETABLE SECURITIES – The Company classifies the marketable securities held in its deferred compensation plan as “trading” securities under Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” In accordance with the provisions of this statement, the investment balance is stated at fair market value, based on third party market quotes. Unrealized gains and losses are reflected in earnings; realized gains and losses are also reflected in earnings and are computed using the specific-identification method. The assets held in the deferred compensation plan reflect amounts due to employees, but are available for general creditors of the Company in the event the Company becomes insolvent. The Company has recorded the investment balance as a non-current asset and has established a corresponding other long-term liability entitled “deferred compensation obligation” on the consolidated balance sheets.

The marketable securities held in this plan consist of investments in mutual funds at December 29, 2007 and December 30, 2006. Unrealized gains (losses) included in operations during the period February 6, 2007 to December 29, 2007 and the period December 31, 2006 to February 5, 2007 were $(238) and $31, respectively. Unrealized gains (losses) included in operations during the fifty-two weeks ended December 30, 2006 and December 31, 2005 were $(13) and $5, respectively. Realized gains recorded during the period February 6, 2007 to December 29, 2007 were $275. Realized gains of $108 were recorded during the fifty-two weeks ended December 30, 2006. There were no realized gains (losses) recognized for the period December 31, 2006 to February 5, 2007 and the fifty-two weeks ended December 31, 2005.

GOODWILL AND INTANGIBLE ASSETS – The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS 142, goodwill and certain intangible assets with indefinite lives are not amortized but are subject to an annual impairment test. At December 29, 2007 and December 30, 2006 goodwill totaled $1,019,982 and $13,852, respectively. Intangible assets totaled $414,242 and $15,624 at December 29, 2007 and December 30, 2006, respectively. Increases in goodwill and intangible assets during fiscal 2007 were primarily related to the acquisition of the Company. For additional information on the acquisition of the Company see Note 4, “Purchase Accounting”, to the consolidated financial statements.

Increases in goodwill and tradenames during the year ended December 30, 2006 were primarily due to the acquisition of certain assets of Candle Acquisition Corp. (“Illuminations”) and an additional purchase price payment of $1,333 related to the acquisition of Yankee Candle Fundraising, purchased in 2004. This contingent purchase price payment resulted in additional goodwill and was earned as a result of Yankee Candle Fundraising achieving certain revenue growth targets previously established in the asset purchase agreement. For additional information on the acquisition of Illuminations see Note 8, “Business Acquisitions”, to the consolidated financial statements.

IMPAIRMENT OF LONG-LIVED ASSETS – The Company reviews the recoverability of its long-lived assets (property and equipment, customer lists, tradenames and goodwill) when events or changes in circumstances occur that indicate that the carrying value of the assets may not be recoverable and at least annually in the case of indefinite-lived intangible assets and goodwill.

For goodwill, the annual impairment evaluation compares the fair value of each of the Company’s reporting units to their respective carrying value. The Company completed its annual impairment testing of goodwill and indefinite-lived intangible assets as of November 3, 2007 noting that in all cases fair value exceeded carrying value and no impairment was recorded as a result of these tests.

For other long-lived assets, this review is based on the Company’s ability to recover the carrying value of the assets from expected undiscounted future cash flows. If an impairment is indicated, the Company measures the loss based on the fair value of the asset using various valuation techniques. If an impairment loss exists, the amount of the loss will be recorded in the consolidated statements of operations. In fiscal 2005 the Company recorded $2,474 in fixed asset and other impairments related to the restructuring discussed in note 16, “Restructuring Charge”, to the consolidated financial statements.

ADVERTISING – The Company expenses advertising costs as they are incurred. Advertising expense was $18,100 and $1,056 for the periods February 6, 2007 to December 29, 2007 and December 31, 2006 to February 5, 2007, respectively. For the fifty-two weeks ended December 30, 2006, and December 31, 2005, advertising expense was $15,189, and $13,057, respectively.

INCOME TAXES – The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities using expected tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized. The provision for income taxes in the consolidated statements of operations is the actual computed tax obligation or receivable for the period, plus or minus the change during the period in deferred income tax assets and liabilities.

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, or FIN 48, effective December 31, 2006. FIN 48 clarifies whether or not to recognize assets or liabilities for tax positions taken that may be challenged by a taxing authority. As a result of the implementation of FIN 48, the Company recognized a $0.2 million increase in the liability for unrecognized tax benefits, which was accounted for as a decrease to retained earnings. As of December 29, 2007, the Company had $4.2 million of unrecognized tax benefits, of which $1.8 million would reduce income tax expense if recognized.

FAIR VALUE OF FINANCIAL INSTRUMENTS – At December 29, 2007, the estimated fair values of all financial instruments, with the exception of the senior and senior subordinated notes, approximate their carrying amounts in the consolidated balance sheets due to (i) the short-term maturity of certain instruments or (ii) the variable interest rate associated with certain instruments which have the effect of repricing such instruments regularly. The Company estimates the fair value of its fixed rate senior and senior subordinated notes based on current quoted market prices.

At December 30, 2006, the estimated fair values of all financial instruments approximate their carrying amounts in the consolidated balance sheets due to (i) the short-term maturity of certain instruments or (ii) the variable interest rate associated with certain instruments which have the effect of repricing such instruments regularly.

FOREIGN OPERATIONS – Assets and liabilities of foreign operations are translated into U.S. dollars at the exchange rate on the balance sheet date. The results of foreign subsidiary operations are translated using average rates of exchange during each reporting period. Gains and losses upon translation are deferred and reported as a component of other comprehensive income. Foreign currency transaction gains or losses, whether realized or unrealized, are recorded directly in the consolidated statements of operations.

EQUITY BASED COMPENSATION – Effective January 1, 2006, the Company adopted SFAS No. 123(R) “Share-Based Payment”. The Company adopted SFAS 123(R) using a modified prospective application, as permitted under SFAS 123(R) and, accordingly, prior period amounts were not restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The effect of the adoption of SFAS 123(R) in 2006 resulted in a reduction of net income of $179. In addition, $960 of the excess tax benefit from the exercise of stock options has been classified as a financing activity in the statement of cash flows.

Prior to 2006, the Company applied the fair value recognition provisions of SFAS 123 using the prospective transition method provided by SFAS No. 148 “Accounting for Stock Based Compensation-Transition and Disclosure, an amendment of SFAS 123.” Under the prospective transition method, the Company had recorded charges in the consolidated statements of operations representing the grant date fair value of stock options beginning with grants made in fiscal 2003. The fair value of these options continues to be expensed over the vesting period based on the fair value at the date of the grant.

RECENT ACCOUNTING PRONOUNCEMENTS – In March 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06–3 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, gross versus net presentation).” This issue should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006. The Company adopted EITF No. 06–03 effective December 31, 2006 without material impact to the financial statements. The Company will continue to use the net basis for presentation.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 does not expand or require new fair value measures, however the application of this statement may change current practice. The requirements of SFAS 157 are first effective for our fiscal year beginning December 30, 2007 and interim periods within that fiscal year. However, in February 2008 the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year.

Accordingly, our adoption of this standard on December 30, 2007 is limited to financial assets and liabilities, which primarily impacts the valuation of our derivative contract. We do not believe the initial adoption of SFAS 157 will have a material effect on our financial condition, results of operations and cash flows. However, we are still in the process of evaluating this standard with respect to its impact on nonfinancial assets and liabilities and therefore have not yet determined the impact that it will have on our financial statements upon full adoption.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits entities to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements. The requirements of SFAS 159 are effective for our fiscal year beginning December 30, 2007. The Company is still evaluating the impact of adopting SFAS 159, however, we do not believe that the adoption of this statement will have a material impact on our financial condition, results of operations and cash flows.

3. ACQUISITION OF THE COMPANY

On October 25, 2006, the Predecessor announced that it had entered into a definitive merger agreement (the “Merger Agreement”) under which affiliates of MDP, a private equity investment firm, agreed to acquire all of the outstanding shares of the Predecessor for $34.75 per share in cash. The Board of Directors and shareholders of the Predecessor approved the Merger Agreement. The transaction closed on February 6, 2007 (the “Effective Date”).

On the effective date, Holdings acquired all of the outstanding capital stock of the Predecessor for $1,413,527 in cash. Holdings is owned by affiliates of MDP and certain members of the Company’s senior management and has no operations. MDP’s objective is to invest in companies with strong competitive characteristics that it believes have potential for long-term equity appreciation. The Successor and Yankee Acquisition Corp. (the “Merger Sub”) are corporations formed by Holdings in connection with the acquisition and, concurrently with the closing of the offering of the notes (described below) and the acquisition on February 6, 2007, the Merger Sub merged with and into The Yankee Candle Company, Inc., which was the surviving corporation and assumed the obligations of the Merger Sub under the notes and related indentures by operation of law. The agreement and plan of merger and related documents resulted in the following events, which are collectively referred to as the “Transactions”:

•

the purchase by the equity investors of class A and class B common units of Holdings for approximately $433,071 in cash (Holdings contributed the $433,071 to Parent immediately prior to the closing; Parent in turn contributed the $433,071 to Merger Sub);

•	the Company paid MDP a fee of $15,000 and recorded the payment as a reduction in proceeds from common stock in connection with the costs of raising equity;

•

the entering into by the Merger Sub of a senior secured credit facility consisting of a $650,000 funded senior secured term loan and $125,000 senior secured revolving credit facility, which are discussed in Note 11;

•	the offering by the Merger Sub of $325,000 of senior notes and $200,000 of senior subordinated notes, which are discussed in Note 11;

•	the refinancing of the Predecessor’s existing indebtedness, which was $140,000 as of February 6, 2007;

•	the merger of the Merger Sub with and into the Predecessor, with the Predecessor as the surviving corporation, and the payment of $1,413,527 as merger consideration; and

•	the payment of $52,925 of fees and expenses related to the transactions, including $4,602 of fees expensed.

Immediately following the Merger, The Yankee Candle Company, Inc. became a wholly–owned subsidiary of the Parent and a wholly–owned indirect subsidiary of Holdings and the equity investors indirectly own all of the Company’s outstanding equity interests.

The purchase price of the Company has been allocated to the assets and liabilities acquired based on their estimated fair market values at the date of acquisition as described in Note 4, “Purchase Accounting”.

The consolidated balance sheet as of December 29, 2007 and the consolidated statements of operations, stockholders’ equity and cash flows for the period February 6, 2007 to December 29, 2007 show the operations of the Successor. The consolidated balance sheet as of December 30, 2006 and the consolidated statements of operations, stockholders’ equity and cash flows for the period December 31, 2006 to February 5, 2007 and the fifty-two weeks ended December 30, 2006 and December 31, 2005 are operations of the Predecessor.

As a result of the consummation of the Transactions and the application of purchase accounting as of February 6, 2007, the consolidated financial statements for the period after February 5, 2007 are presented on a different basis than that for the periods before February 6, 2007 and therefore are not comparable to prior periods.

4. PURCHASE ACCOUNTING

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

Independent third-party appraisers were engaged to assist management and perform valuations of certain tangible and intangible assets acquired and liabilities assumed. The Company recorded purchase accounting adjustments to increase the carrying value of property and equipment and inventory, to establish intangible assets for tradenames, customer lists and favorable lease commitments and to revalue the Company’s long-term deferred rent obligation, among other items.

Allocation of the purchase price for the acquisition of the Company is based on estimates of the fair value of net assets acquired. The purchase price has been allocated as follows (in thousands):

Cash consideration purchase price:
Paid to shareholders	$1,413,527
Transaction costs	15,949

1,429,476

Net assets acquired:
Inventory	107,357
Property and equipment	154,995
Trade receivables	33,614
Other assets	14,960
Record intangible assets acquired:
Tradenames	359,808
Customer lists	64,700
Favorable lease agreements	2,330
Unfavorable lease agreements	(8,652)
Current liabilities assumed	(136,640)
Tax impact of purchase accounting adjustments	(182,753)

Net assets acquired at fair value	409,719

Goodwill	$1,019,757

Goodwill as a result of this transaction is not deductible for tax purposes. See Note 9, “Goodwill and Intangible Assets”, to the consolidated financial statements for additional information.

Total fees and expenses related to the Transactions were approximately $52,925, consisting of approximately $4,602 of indirect transaction costs which were expensed, $15,949 of direct acquisition costs of the Company and $32,374 of deferred financing costs. Such fees include commitment, placement, financial advisory and other transaction fees as well as legal, accounting and other professional fees. The direct acquisition costs are included in the purchase price and are a component of goodwill. Deferred financing costs are comprised of approximately $15,171 related to the senior secured credit facility, which are amortized over 7 years, $10,170 related to the senior notes, which are amortized over 8 years and $7,033 related to the senior subordinated notes, which are amortized over 10 years. See Note 11, “Long-Term Debt”, for a complete description of the senior secured credit facility, senior notes and senior subordinated notes.

The unaudited pro forma results of operations provided below for the fifty-two weeks ended December 29, 2007 and December 30, 2006 are presented as though the Transaction had occurred at the beginning of the periods presented, after giving effect to purchase accounting adjustments relating to depreciation and amortization of revalued assets, interest expense associated with the senior secured credit facility, senior notes and senior subordinated notes as well as other acquisition related adjustments in connection with the Transactions. The pro forma results of operations are not necessarily indicative of the combined results that would have occurred had the Transactions been consummated at the beginning of the earliest period presented, or are they necessarily indicative of future operating results.

	Fifty-two Weeks Ended
	December 29, 2007	December 30, 2006
Net sales	$736,955	$687,557
Net income (loss)	$17,499	$(2,098)

5. EQUITY-BASED COMPENSATION

As discussed in Note 2, “Summary of Significant Accounting Policies,” in 2006, the Company adopted SFAS 123(R) using the modified prospective method. During fiscal 2006, the incremental share-based compensation expense due to the adoption of SFAS 123(R), which was primarily related to charges on options granted prior to fiscal 2003 which were previously accounted for under the intrinsic value method, caused income before income taxes to decrease by approximately $294 and net income to decrease by approximately $179. Share-based compensation cost recognized in the fifty-two weeks ended December 30, 2006 represents compensation cost for all share-based payments granted prior to December 30, 2006 based upon the grant date fair values estimated in accordance with the provisions of SFAS 123(R) or SFAS 123 depending upon the date of grant. Share-based compensation cost recognized in the fifty-two weeks ended December 31, 2005 includes compensation cost for all share-based payments granted between January 1, 2003 and December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123.

Awards under the Predecessor’s former option plans vest, in general, over a four year period. Therefore, the cost related to stock-based employee compensation included in the determination of net income for periods prior to the fifty-two weeks ended December 30, 2006 presented in the Predecessor’s historical consolidated statements of operations is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123. The following table illustrates the effect on net income if the fair value based method had been applied to all outstanding and unvested awards in fiscal 2005.

December 31, 2005
Net income, as reported	$78,101
Add: Employee stock-based compensation expense included in reported net income, net of related tax effects	2,086
Deduct: Total employee stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(2,603)

Pro forma net income	$77,584

Share–based Compensation Plans–Predecessor

Prior to the completion of the Merger, the Predecessor granted stock options, restricted stock and performance share awards to key employees and directors under share–based compensation plans. The exercise price of the options was typically determined by the actual closing price of the Predecessor’s common stock as quoted by the NYSE on the last business day before the date of grant. Compensation expense for restricted stock awards was measured at fair value on the date of the grant based on the number of shares granted and the quoted market price of the Predecessor’s common stock. Such value was recognized as expense over the vesting period of the award adjusted for actual forfeitures. The performance share grants were valued on the grant date by multiplying the number of performance shares covered by the awards that were expected to vest by the Predecessor’s closing stock price on the grant date. The cost was recognized within the consolidated statements of operations on a straight line basis over the period specified in the award (generally three years for each grant) based upon the number of shares which were considered probable of vesting.

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

Share-based compensation charges amounted to $8,638, $5,772 and $3,418 for the period December 31, 2006 to February 5, 2007 and the fifty-two weeks ended December 30, 2006 and December 31, 2005, respectively. There were no share based grants during the period December 31, 2006 to February 5, 2007. The weighted average grant–date fair value of options, restricted shares and performance shares granted during fiscal 2006 was $8.15 and $27.62, respectively. The weighted average grant–date fair value of options, restricted shares and performance shares granted during fiscal 2005 was $8.41 and $33.16, respectively.

The total intrinsic value of stock options exercised during the period December 31, 2006 to February 5, 2007 was $21,252. The total intrinsic value of stock options exercised during the fifty-two weeks ended December 30, 2006 and December 31, 2005 was $3,476 and $2,938, respectively. The total fair value of shares that vested during the period December 31, 2006 to February 5, 2007 and the fifty-two weeks ended December 30, 2006 and December 31, 2005 was $96, $9,328 and $7,782, respectively.

A summary of the status of option grants and changes during the period ending on February 6, 2007 are presented below:

Predecessor	Stock Options		Restricted Shares		Performance Shares
	Options	Fair Value (1)	Options	Fair Value (1)	Units	Fair Value (1)
Nonvested at December 31, 2006	852,889	$8.06	93,700	$34.31	147,750	$34.31
Grants	—	—	—	—	—	—
Vested(2)	852,889	8.06	93,700	34.31	147,750	34.31
Cancelled	—	—	—	—	—	—

Nonvested at February 6, 2007	—	$—	—	$—	—	$—

(1)	Represents the weighted average grant date fair value per share-based unit, using the Black-Scholes option pricing model for stock options and average December 29, 2006 high/low market price of the Predecessor’s common stock for restricted and performance shares.
(2)	All of the share based units became immediately vested on the date of the Merger.

As of February 5, 2007, there was approximately $5,238 of total unrecognized compensation cost related to stock option grants and $2,930 of total unrecognized compensation costs related to restricted shares and performance shares awards, under stock–based compensation plans. The consummation of the Merger accelerated the recognition of compensation cost, and accordingly, all of this cost was included in general and administrative expense in the consolidated statements of operations for the period from December 31, 2006 to February 5, 2007 (Predecessor).

Equity-based Compensation Plans-Successor

Effective as of the closing of the Transactions, all of the prior equity plans of the Predecessor ceased to be effective and all existing equity grants and awards were paid out as described above. In connection with the Transactions, the Company entered into equity arrangements with certain members of senior management of the Company (“Management Investors”). The equity consists of ownership interests in Holdings. At the time of the Transactions there were two classes of these ownership interests: Class A common units and Class B common units. The Class A and Class B common units were issued to and purchased by the Management Investors under the YCC Holdings LLC 2007 Incentive Equity Plan adopted on February 6, 2007 (the “Plan”). The Plan grants the Board authorization to issue up to 593,622 Class B common units. The rights and obligations of Holdings and the holders of its Class A and Class B common units are generally set forth in Holdings’ limited liability company agreement, Holdings’ unitholders agreement and the individual Class A and Class B unit purchase agreements entered into with the respective unitholders (the “equity agreements”).

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

Additionally, the Board approved the issuance of 474,897 shares of Class B common units. Pursuant to the Plan the Management Investors purchased 427,643 Class B common units of Holdings (representing approximately 9.9% of the residual equity interest of Holdings). The remainder of the Class B common units were available for issuance to eligible participants under the Plan. The Class B common units were purchased at a cost of $1.00 per unit. The Class B common units are subject to a five-year vesting period, with 10% of the units vesting immediately upon the date of purchase and the remainder generally vesting daily beginning on the sixth month anniversary of the purchase date, continuing over the subsequent 54 month period. If the Management Investor’s employment is terminated as a result of death or disability, an additional amount of Class B common units equal to the lesser of (i) twenty percent (20%) of the aggregate number of units held by such Management Investor and (ii) the remainder of the Management Investor’s unvested units, shall automatically become vested units. All unvested Class B common units will vest upon a sale of all or substantially all of the business to an independent third party so long as the employee holding such units continues to be an employee of the Company at the closing of the sale. Class B common units are also subject to the right of Holdings or, if not exercised by Holdings, of MDP, to repurchase such Class B common units upon a termination of employment, as more fully set forth in the equity agreements.

In October 2007, the Compensation Committee approved the creation of a new class of equity interest in Holdings, Class C common units, for future issuance to eligible participants under the Management Equity Plan. As approved by the Compensation Committee, the number of remaining authorized and unissued Class B common units would be reduced by any Class C common unit grants actually made, and the number of combined Class B common units and Class C common units could not exceed the initial pool of Class B common units originally reserved in connection with the merger.

Class C common units will otherwise have the same general characteristics as Class B common units, including with respect to time vesting and repurchase terms (except that unvested Class C common units are forfeited rather than repurchased as there is no initial capital outlay for the Class C common units). The Company currently anticipates that all future long-term equity incentive grants will be made using Class C common units.

Class A, Class B and Class C common units are all subject to various restrictions on transfer and other conditions, all as more fully set forth in the equity agreements. Holdings may issue additional units subject to the terms and conditions of certain of the equity agreements.

As of December 29, 2007, shares outstanding were as follows:

	Class A Common Units		Class B Common Units	Class C Common Units
Outstanding at February 6, 2007	4,274,286	(1)	427,643	—
Granted	—		12,086	475
Forfeited	—		(36,544)	—
Repurchased	(2,571)		—	—

Outstanding at December 29, 2007	4,271,715		403,185	475

Vested at December 29, 2007	4,271,715		75,348	47

Purchase price of award	$101.22		$1.00	—
Estimated fair market value of award, under SFAS 123(R)	$99.60	(2)	$10.39	$18.55

(1)	4,233,353 Class A common units were purchased by MDP; 40,933 by management investors.
(2)	Implied value based upon valuation of the Class B common units and the total equity value of $433,071.

The total estimated fair value of equity awards vested during the period from February 6, 2007 to December 29, 2007 was approximately $784. Share-based compensation charges recognized for the period February 6, 2007 to December 29, 2007 was $670.

As of December 29, 2007, there was approximately $3,092 of total unrecognized compensation cost related to Class B and Class C common unit equity awards and there is no expense related to the Class A common unit equity awards. This cost is expected to be recognized over the remaining vesting period, of approximately 59 months (January 2008 to November 2012).

Presented below is a comparative summary of assumptions for the indicated periods (there were no grants during the period from December 31, 2006 to February 5, 2007 by the Predecessor):

	Successor		Predecessor	Predecessor
Assumptions	Period February 6, 2007 to December 29, 2007 Option Pricing Method Black-Scholes		Fifty-two Weeks Ended December 30, 2006 Black-Scholes	Fifty-two Weeks Ended December 31, 2005 Black-Scholes
Weighted average fair value of awards granted	$10.40		$8.15	$8.41
Expected volatility	N/A	(1)	26.0%	27.0%
Weighted average volatility	30.0	%(1)	26.0%	27.0%
Weighted average expected term (in years)	5.0		4.8	4.0
Dividend yield	—		1.0%	0.0%
Weighted average risk-free interest rate	4.7%		4.8%	4.0%
Weighted average expected annual forfeiture	10.0%		3.5%	N/A

(1)	The Company used a five-year annualized historical volatility of guideline companies.

With respect to the Class B and Class C common units, since the Company is no longer publicly traded, the Company based its estimate of expected volatility on the average historical volatility of a group of six comparable companies. The historical volatilities of the comparable companies were measured over a 5-year historical period. The Company’s historical volatility prior to the acquisition was also considered in the estimate of expected volatility. The expected term of the Class B and Class C common units granted represents the period of time that the units are expected to be outstanding and is assumed to be 5 years. The Company is not expected to pay dividends, and accordingly, the dividend yield is zero. The risk free interest rate for a period commensurate with the expected term was based on the U.S. Treasury yield curve in effect at the time of issuance.

6. INVENTORIES

The Predecessor valued its inventories on the last–in first–out (“LIFO”) basis. The Successor has elected to value its inventories using the first–in first–out (“FIFO”) basis. As a result of the Merger, purchase accounting adjustments of $43,452 were recorded to increase inventories to estimated fair value. During the period February 6, 2007 to December 29, 2007 approximately $40,472 of the increase has been recorded as a cost of sale in the consolidated statement of operations as the related inventory was sold. The remainder of the purchase accounting adjustment is attributed to a change in the basis of accounting from LIFO to FIFO.

The components of inventory were as follows:

	Successor	Predecessor
	December 29, 2007	December 30, 2006
Finished goods	$62,723	$58,143
Work-in-process	559	—
Raw materials and packaging	6,681	5,967

	69,963	64,110
Less LIFO adjustment	—	(2,980)

	$69,963	$61,130

7. PROPERTY AND EQUIPMENT

The components of property and equipment were as follows:

	December 29, 2007	December 30, 2006
Land and improvements	$7,918	$6,330
Buildings and improvements	95,708	121,468
Computer equipment	21,827	48,412
Furniture and fixtures	30,245	49,295
Equipment	20,999	36,354
Vehicles	53	343
Construction in progress	4,847	7,889

Total	181,597	270,091
Less: accumulated depreciation and amortization	(25,686)	(129,488)

	$155,911	$140,603

Depreciation and amortization expense related to property and equipment was $2,504 and $26,020 for the periods December 31, 2006 to February 5, 2007 and February 6, 2007 to December 29, 2007, respectively. For the fifty-two weeks ended December 30, 2006 and December 31, 2005, $24,984 and $23,325, respectively, was recognized in depreciation and amortization expense related to property and equipment. For the periods December 31, 2006 to February 5, 2007 and February 6, 2007 to December 29, 2007, $15 and $215, respectively, of interest was capitalized. In addition, $128 and $336 of interest was capitalized in the fifty-two weeks ended December 30, 2006 and December 31, 2005, respectively.

8. BUSINESS ACQUISITIONS

On July 30, 2006, the Company acquired certain assets of Candle Acquisition Corp. (“Illuminations”), in an effort to build on its strategy to profitably build its business model by focusing on the Company’s core competency of premium candles. In addition, the acquisition will enhance the Company’s ability to penetrate the West Coast and urban markets. The acquisition included the Illuminations® brand, 14 Illuminations retail stores located in California, Arizona and Washington, and the Illuminations Consumer Direct business. Illuminations designs and markets premium scented candles, candle accessories, and other home decor products through retail satellite stores and the consumer direct channel. The total cash purchase price was approximately $22,244. The cash purchase price was borrowed under the Company’s $100,000 unsecured credit facility. The following table provides an allocation of the purchase price for the acquired assets of Illuminations:

Cash purchase price	$22,244
Assets acquired:
Property, plant and equipment	2,010
Inventory	2,666
Favorable lease agreements	877
Tradename	10,100
Goodwill	6,484
Other assets	312

Total assets acquired:	22,449
Liabilities acquired:
Gift card liability	(205)

Total	$22,244

The favorable lease agreements were being amortized over the remaining lease terms of the related leases, prior to the Company being acquired on February 6, 2007. The Company plans to continue to sell the Illuminations branded products and utilize the Illuminations brand name. Accordingly, the tradename is deemed to have an indefinite life and is not being amortized. The goodwill as a result of this transaction is tax deductible over a 15 year period and tax attributes have been carried over into the Successor. For segment reporting purposes, Illuminations is included in the Retail segment.

Illuminations’ results of operations were immaterial to the Company’s operations during fiscal 2006 and, therefore historical pro forma results of operations have not been provided.

On November 7, 2005, the Company acquired substantially all of the assets of Aroma Naturals, Inc. (“Aroma Naturals”) to expand the Company’s core product line. Aroma Naturals was a privately owned and operated company specializing in developing plant and flower aromas into aromatherapy products. The total cash purchase price was approximately $4,180. The cash purchase price was borrowed under the Company’s $250,000 unsecured credit facility. The following table provides an allocation of the purchase price for the acquired assets of Aroma Naturals:

Cash purchase price	$4,180
Assets acquired:
Property, plant and equipment	25
Non-compete agreements	160
Inventory	619
Customer list	720
Tradename	560
Goodwill	2,096

Total	$4,180

The customer list and non-compete assets were being amortized over their estimated useful lives of four years, prior to the Company being acquired on February 6, 2007. The Company plans to continue to sell the Aroma Naturals branded products and, accordingly, the tradename is deemed to have an indefinite life and is not being amortized. The goodwill as a result of this transaction is tax deductible over a 15 year period and tax attributes have been carried over into the Successor. For segment reporting purposes, Aroma Naturals is included in the Wholesale segment. Aroma Naturals results of operations were immaterial to the Company’s operations during the fifty-two weeks ended December 31, 2005 and, therefore, historical pro forma results of operations have not been provided.

9. GOODWILL AND INTANGIBLE ASSETS

Intangible Assets

In connection with the Transactions, the Company’s intangible assets were valued by management with the assistance of valuation specialists. The carrying amount and accumulated amortization of intangible assets consisted of the following:

	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Successor
December 29, 2007
Indefinite life:
Tradenames	N/A	$359,862	$—	$359,862

Finite-lived intangible assets:
Customer lists	5	64,700	(12,081)	52,619
Favorable lease agreements	5	2,330	(592)	1,738
Other	3	36	(13)	23

Total finite-lived intangible assets		67,066	(12,686)	54,380

Total intangible assets		$426,928	$(12,686)	$414,242

Predecessor
December 30, 2006
Indefinite life:
Tradenames	N/A	$12,620	$—	$12,620
Finite-lived intangible assets:
Customer lists	4	3,880	(2,251)	1,629
Favorable lease agreements	4	877	(186)	691
Non-competes	3-4	1,123	(656)	467
Formulas	3	431	(252)	179
Other	15	231	(193)	38

Total finite-lived intangible assets		6,542	(3,538)	3,004

Total intangible assets		$19,162	$(3,538)	$15,624

Total amortization expense from finite–lived intangible assets was $12,686 for the period February 6, 2007 to December 29, 2007 and $178 for the period December 31, 2006 to February 5, 2007. Total amortization expense from finite–lived intangible assets was $1,531 and $1,198 for the fifty-two weeks ended December 30, 2006 and December 31, 2005, respectively. The intangible assets are amortized on a straight line basis. Favorable lease agreements are amortized over the remaining lease term of each respective lease.

Aggregate amortization expense related to intangible assets at December 29, 2007 in each of the next five fiscal years and thereafter is expected to be as follows:

2008	$13,914
2009	13,761
2010	12,645
2011	12,499
2012	1,353
Thereafter	208

Total	$54,380

Goodwill

The Company has two reportable segments – retail and wholesale. In connection with the Transactions, the Company recorded goodwill in the amount of $1,019,757. This goodwill was allocated to retail in the amount of $354,937 and wholesale in the amount of $664,820. Subsequent to the Transactions an additional $225 of goodwill was recorded in relation to an additional purchase price payment related to the Aroma Naturals acquisition. This payment was accrued in the fourth quarter of 2007 for payment to be made in 2008. Aroma Naturals is reported within the wholesale segment.

Goodwill is non-amortizable but is subject to annual impairment tests in accordance with SFAS 142. The Company completed its annual impairment testing of goodwill and indefinite-lived intangible assets as of November 3, 2007 and no impairment was recorded as a result of these tests.

10. CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100. Uninsured balances aggregated $3,336 and $20,247 at December 29, 2007 and December 30, 2006, respectively. The Company extends credit to its wholesale customers. For the periods February 6, 2007 to December 29, 2007 and December 31, 2006 to February 5, 2007 no single customer accounted for more than 10% of total sales. For the fifty-two weeks ended December 30, 2006 and December 31, 2005, no single customer accounted for more than 10% of total sales.

11. LONG-TERM DEBT

Long-term debt and credit arrangements consisted of the following at December 29, 2007 and December 30, 2006:

	Successor	Predecessor
	December 29, 2007	December 30, 2006
Senior secured revolving credit facility	$5,000	$—
Senior secured term loan facility	600,125	—
Senior notes due 2015	325,000	—
Senior subordinated notes due 2017	200,000	—
Amended credit facility	—	140,000

Total	1,130,125	140,000
Less current portion	6,500	—

Long-term debt	$1,123,625	$140,000

Senior Secured Credit Facility

The Company’s senior secured credit facility (the “Credit Facility”) consists of a $650,000 senior secured term loan facility maturing on February 6, 2014 and a $125,000 senior secured revolving credit facility, which expires on February 6, 2013. The senior secured term loan facility was used by the Company to finance part of the Merger. The senior secured revolving credit facility is being used by the Company for, among other purposes, working capital, letters of credit and other general corporate purposes.

All borrowings under the Credit Facility bear interest at a rate per annum equal to an applicable margin, plus, at the Company’s option, (i) the higher of (a) the prime rate (as set forth on the British Banking Association Telerate Page 5) and (b) the federal funds effective rate, plus one-half percent (0.50%) per annum or (ii) the Eurodollar rate, and resets periodically. In addition to paying interest on outstanding principal under the senior secured credit facility, the Company is required to pay a commitment fee to the lenders in respect of unutilized loan commitments at a rate of 0.50% per annum. As of December 29, 2007, the weighted average combined interest rate on the senior secured term loan facility and senior secured revolving credit facility was 6.87%.

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

The Credit Facility and related agreements contain customary financial and other covenants, including, but not limited to, maximum consolidated total secured leverage (net of certain cash and cash equivalents) and certain other limitations on the Company and certain of the Company’s restricted subsidiaries’, as defined in the Credit Facility, ability to incur additional debt, guarantee other obligations, grant liens on assets, make investments or acquisitions, dispose of assets, make optional payments or modifications of other debt instruments, pay dividends or other payments on capital stock, engage in mergers or consolidations, enter into sale and leaseback transactions, enter into arrangements that restrict the Company’s ability to pay dividends or grant liens and engage in transactions with affiliates. The Credit Facility requires that the Company maintain at the end of each fiscal quarter, commencing with the quarter ended December 29, 2007, a consolidated total secured debt (net of certain cash and cash equivalents) to consolidated EBITDA ratio of no more than 4.50 to 1.00. As of December 29, 2007, the consolidated total secured debt to consolidated EBITDA ratio was 3.03 to 1.00.

As of December 29, 2007, $5,000 was outstanding under the senior secured revolving credit facility and there were outstanding letters of credit of $2,030, leaving $117,970 in availability. As of December 29, 2007, the Company was in compliance with all covenants under the Credit Facility.

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

Senior Notes Redemption Provisions – The senior note indenture permits the Company on or after February 15, 2011, to redeem all or a part of the senior notes at its option at the redemption prices set forth below (expressed as a percentage of the principal amount), plus accrued and unpaid interest, on the senior notes to be redeemed to the applicable redemption date if redeemed during the twelve-month period beginning on February 15 of the years indicated below:

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

Senior Subordinated Notes Redemption Provisions – The senior subordinated note indenture permits the Company on or after February 15, 2012, to redeem all or a part of the senior subordinated notes at its option at the redemption prices set forth below (expressed as a percentage of the principal amount), plus accrued and unpaid interest, on the Senior Notes to be redeemed to the applicable redemption date if redeemed during the twelve-month period beginning on February 15 of the years indicated below:

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

Fair Value of Long-Term Debt – The Company estimates the fair value of its fixed rate senior and senior subordinated notes based on current quoted market prices. As of December 29, 2007, the carrying value and fair value of the senior and senior subordinated notes was $525,000 and $480,448, respectively. The fair value of the variable rate senior secured term loan facility and senior secured revolving credit facility at December 29, 2007 and the fair value of the amended credit facility at December 30, 2006 approximated their carrying values.

12. DERIVATIVE FINANCIAL INSTRUMENTS

The Company follows SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and related interpretations. SFAS 133 establishes accounting and reporting standards for derivative instruments. Specifically, SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either stockholders’ equity as accumulated other comprehensive income (loss) or net income (loss) depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

On February 14, 2007 the Company entered into an interest rate swap agreement to hedge a portion of the cash flows associated with the $650,000 senior secured credit facility. The agreement has a total notional value of $415,000. The $415,000 notional value amortizes over the life of the swap. The interest rate swap agreement effectively converts approximately 60% of the outstanding amount under the senior secured credit facility, which is floating–rate debt, to a fixed–rate by having the Company pay fixed–rate amounts in exchange for the receipt of the amount of the floating–rate interest payments.

Under the terms of this agreement, a quarterly net settlement is made for the difference between the fixed rate of 5.095% and the variable rate based upon the three–month LIBOR rate on the notional amount of the interest rate swap. The interest rate swap agreement terminates on February 14, 2010.

The Company has determined that the interest rate swap agreement has been appropriately designated and documented as a cash flow hedge under SFAS 133. To record this swap as of December 29, 2007 the Company recorded the fair value of the derivative liability of $9,413 in other current liabilities, offset by $5,730 and $3,683 in other comprehensive loss and deferred taxes, respectively. For the period February 6, 2007 to December 29, 2007 there was no hedge ineffectiveness recorded in earnings.

13. PROVISION FOR INCOME TAXES

Income tax expense consists of the following:

	Successor	Predecessor
	Period February, 6 2007 to December 29, 2007	Period December 31, 2006 to February 5, 2007	Fifty-Two Weeks Ended December 30, 2006	Fifty-Two Weeks Ended December 31, 2005
Federal:
Current	$15,705	$3	$37,810	$37,699
Deferred	(13,511)	(343)	6,664	7,222

Total federal	2,194	(340)	44,474	44,921

State:
Current	1,539	—	4,190	4,370
Deferred	(621)	—	885	642

Total state	918	—	5,075	5,012

Total income tax provision	$3,112	$(340)	$49,549	$49,933

In connection with the recapitalization of the Company in 1998, an election was made for federal and state income tax purposes to value the assets and liabilities of the Company at fair value. As a result of such election, there is a difference between the financial reporting and tax bases of the Company’s assets and liabilities. This difference was accounted for by recording a deferred tax asset of approximately $175,700 with a corresponding credit to additional paid-in capital. The deferred tax asset is being realized as these differences, including tax goodwill, are deducted, principally over a period of 15 years. In the opinion of management, the Company will have sufficient profits in the future to realize the deferred tax asset.

We have significant deferred tax liabilities recorded on our financial statements, which are attributable to the effect of purchase accounting adjustments recorded as a result of the Merger.

The tax effect of significant items comprising the Company’s net deferred tax assets (liabilities) are as follows:

	Successor		Predecessor
	December 29, 2007		December 30, 2006
	Current	Non-current	Current	Non-current
Deferred tax assets:
Basis differential as a result of a basis step-up for tax	$—	$61,963	$—	$74,068
Interest rate swap	3,683	—	—	—
Domestic net operating loss—Predecessor	8,734	—	—	—
Foreign net operating loss carryforwards	320	—	—	951
Deferred compensation arrangements, including stock-based compensation	160	—	866	4,099
Employee benefits	2,523	—	2,396	—
Other	2,851	950	2,610	3,439
Valuation allowance	—	—	—	(951)
Deferred tax liabilities:
Fixed assets	—	(20,114)	—	(14,318)
Intangible assets	—	(148,364)	—	—

	$18,271	$(105,565)	$5,872	$67,288

The valuation allowance decreased $256 and $695 for the periods December 31, 2006 to February 5, 2007 and February 6, 2007 to December 29, 2007, respectively. For the fifty-two weeks ended December 30, 2006 and December 31, 2005 the valuation allowance decreased $74 and $1,873, respectively.

A reconciliation of the statutory federal income tax rate and the effective rate of the provision for income taxes consists of the following:

	Successor	Predecessor
	Period February 6, 2007 to December 29, 2007	Period December 31, 2006 to February 5, 2007	Fifty-Two Weeks Ended December 30, 2006	Fifty-Two Weeks Ended December 31, 2005
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes net of federal benefit	4.1	4.1	4.1	3.9

Combined federal and state statutory income tax rates	39.1	39.1	39.1	38.9
Domestic production activities deduction	(9.7)	—	(0.7)	(0.7)
IRS audit settlement for prior years	—	—	(1.7)	—
Non-deductible stock compensation expense	3.4	—	—	—
Non-deductible compensation	4.4	(30.3)	—	—
Foreign loss utilization and tax rate differential	(10.4)	10.6	(0.2)	—
Non-deductible transaction costs	8.6	(2.9)	0.9	—
Other	5.3	(0.8)	(0.4)	0.8

	40.7%	15.7%	37.0%	39.0%

In fiscal 2006, the Company recorded a benefit of $2,338 associated with the closure of an IRS audit for prior years. The benefit was primarily due to favorable transfer pricing adjustments associated with sales to the Company’s international subsidiary.

During the fourth quarter of 2005, the Company reached an agreement with the UK Inland Revenue regarding an inquiry through the 2004 taxable year. This agreement reduced available net operating loss carryforwards by approximately $6,391. At December 30, 2006, the Company had foreign net operating loss carryforwards totaling approximately $3,417 with no expiration date. A valuation allowance of $950 had been established for these net operating losses, with $256 reversed in the period December 31, 2006 to February 5, 2007 and the remainder reversed in the period February 6, 2007 to December 29, 2007.

The Company files income tax returns in the U.S. federal jurisdiction, various states, and in the United Kingdom. The Company’s earliest open U.S. federal tax year and United Kingdom tax year is 2005. In addition, open tax years related to states remain subject to examination but are not considered material.

As a result of the implementation of FIN 48, the Company recognized a $224 increase in the liability for unrecognized tax benefits, which was accounted for as a decrease to retained earnings (accumulated deficit). As of December 31, 2006, the Company had $1,389 of unrecognized tax benefits, of which the entire amount would reduce income tax expense if recognized. The Company recognizes interest accrued and penalties, if any, related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2006, interest accrued was approximately $130, net of income tax benefit. During the year ended December 29, 2007, the Company recognized through the consolidated statement of operations an increase in accrued interest of $115 and no expense related to penalties.

As of December 29, 2007, the Company had tax reserves of $3,571 and accrued interest and penalties of $593. As of December 29, 2007, the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $1,309.

A reconciliation of the beginning and ending amount of the tax reserves is as follows:

Balance – December 31, 2006	$1,139
Increase related to prior periods	—

Balance – February 5, 2007	$1,139
Increases related to prior periods	2,262
Increases related to the current period	170

Balance – December 29, 2007	$3,571

The Company expects its tax reserves will decrease by $2,262 in 2008.

14. PROFIT SHARING PLAN

The Company maintains a profit sharing plan (the “Plan”) under section 401(k) of the Internal Revenue Code. Under the terms of the Plan the Company may make discretionary matching contributions in an amount, if any, to be determined annually based on a percentage of the employee’s pretax contributions. Matching contributions, if made, are subject to a cap based on a percentage of the employee’s eligible earnings, as defined in the Plan. For the period December 31, 2006 to February 5, 2007 and February 6, 2007 to December 29, 2007 employer matching contributions were $103 and $1,117, respectively. Employer matching contributions amounted to $1,549 and $1,215 for fiscal 2006 and 2005, respectively. The Company, at its discretion, may also make annual profit sharing contributions to the Plan. The Company did not incur any profit sharing contributions for the period December 31, 2006 to February 5, 2007 the period February 6, 2007 to December 29, 2007 or the fifty-two weeks ended December 30, 2006 and December 31, 2005.

15. DEFERRED COMPENSATION

The Company has a deferred compensation agreement with certain key employees. Under this agreement, the Company at its election may match certain elective salary deferrals of eligible employees’ compensation up to a maximum of $20 per employee per year. Employer contributions amounted to $188 and $200 and for fiscal 2006 and 2005, respectively. Benefits paid to retired or terminated employees during fiscal 2006 were $973. There were no benefits paid in fiscal 2005.

In connection with the Transactions, which constituted a change in control event under the Company’s Deferred Compensation Plan, distributions totaling $2,129 were made to participants in February 2007. In February 2007, after the participant distributions, a new deferred compensation plan was established with the same key terms and conditions as the old plan. During the period February 6, 2007 to December 29, 2007 employer contributions totaled $136 and benefits paid to retired or terminated employees were $84.

16. RESTRUCTURING CHARGE

During the fourth quarter of fiscal 2005, the Company initiated a restructuring plan designed to close 17 underperforming stores and re-invest in talent and other strategic growth initiatives. In connection with this restructuring plan, a charge of $5,546 was recorded in the fourth quarter of fiscal 2005. Included in the restructuring charge was $2,404 related to lease termination costs, $2,559 related to non-cash fixed assets write-offs and other costs, and $583 in employee related costs. All of the 17 underperforming stores have been closed and the Company anticipates no further accruals related to this restructuring.

In accounting for the restructuring charges, the Company complied with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred.

The following is a summary of restructuring charge activity:

	Fifty-Two Weeks Ended December 31, 2005			Accrued as of December 31, 2005
	Expense	Costs Paid	Non-Cash Charges
Occupancy	$2,404	$1,254	$—	$1,150
Fixed asset impairment and other	2,559	—	2,475	84
Employee related	583	110	—	473

Total	$5,546	$1,364	$2,475	$1,707

	Accrued as of December 31, 2005	Fifty-Two Weeks Ended December 30, 2006		Accrued as of December 30, 2006
		Costs Paid	Revisions to Estimates
Occupancy	$1,150	$992	$158	$—
Other expenses	84	60	24	—
Employee related	473	258	215	—

Total	$1,707	$1,310	$397	$—

There were no restructuring charges recognized during the periods December 31, 2006 to February 5, 2007 and February 6, 2007 to December 29, 2007.

17. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases most store locations, its corporate office building, a distribution facility and a number of vehicles. The operating leases, which expire in various years through 2021, contain renewal options ranging from six months to five years and provide for base rentals plus contingent rentals thereafter, which are a function of sales volume. In addition, the Company is required to pay real estate taxes, maintenance and other operating expenses applicable to the leased premises. Furthermore, several leases contain rent escalation clauses.

The aggregate annual future minimum lease commitments under operating leases as of December 29, 2007 are as follows:

Operating Leases
2008	$35,120
2009	33,235
2010	28,802
2011	25,539
2012	20,817
Thereafter	53,431

Total minimum lease payments	$196,944

Rent expense, including contingent rentals, for the periods December 31, 2006 to February 5, 2007 and February 6, 2007 to December 29, 2007 was $2,989 and $32,231, respectively. For the fifty-two weeks ended December 30, 2006 and December 31, 2005 rent expense, including contingent rentals was $28,892 and $26,694, respectively. Included in rent expense were contingent rental payments of approximately $80, $607, $699 and $427 for the periods December 31, 2006 to February 5, 2007 and February 6, 2007 to December 29, 2007 and the fifty-two weeks ended December 30, 2006 and December 31, 2005, respectively. Contingent rental payments are based primarily on sales at respective retail locations.

In addition, the Company recognized sublease income in the amount of $23 and $234 for the periods December 31, 2006 to February 5, 2007 and February 6, 2007 to December 29, 2007. For the fifty two weeks ended December 30, 2006 and December 31, 2005 sublease rental income was $292 and $304, respectively.

Contingencies

A class action lawsuit was filed against us in February 2005 for alleged violations of certain California state wage and hour and employment laws with respect to certain employees in our California retail stores. In December 2007 a preliminary settlement agreement was reached pursuant to mediation. The settlement is now pending court approval. Pursuant to the agreement we would pay a total of $950 (inclusive of attorneys’ fees and administrative expenses) into a settlement fund. This amount has been recorded in our consolidated statement of operations during the fourth quarter of fiscal 2007.

In addition, the Company is engaged in various lawsuits, either as plaintiff or defendant. In the opinion of management, the ultimate outcome of these lawsuits will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

18. RELATED PARTY TRANSACTIONS

Upon closing of the Transactions, the Company entered into a management services contract with an affiliate of MDP pursuant to which MDP will provide the Company with management and consulting services and financial and advisory services on an ongoing basis for a fee of $1,500 per year, payable in equal quarterly installments, and reimbursement of out–of–pocket expenses incurred in connection with the provision of such services. The Company recorded $1,500 associated with the annual management fee for the period February 6, 2007 to December 29, 2007. Under this management services agreement, the Company also agreed to provide customary indemnification. Pursuant to such agreement, at the closing of the Transactions, MDP received a fee of approximately $15,000 plus out–of–pocket expenses for services rendered in connection with the Transactions.

19. SEGMENTS OF ENTERPRISE AND RELATED INFORMATION

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

The CEO evaluates both its retail and wholesale operations based on an “operating earnings” measure. Such measure gives recognition to specifically identifiable operating costs such as cost of sales and selling expenses. Administrative charges are generally not allocated to specific operating segments and are accordingly reflected in the unallocated/corporate/other reconciliation to the total consolidated results. As described in Note 3, “Acquisition of the Company,” the Merger of the Company on February 6, 2007 resulted in several purchase accounting adjustments to record assets and liabilities acquired at fair market value. The effects of purchase accounting adjustments on the operations of the Successor are not included in segment operations below, consistent with internal reports used by the CEO. These amounts are also included in the unallocated/corporate/other column. Other components of the statements of operations, which are classified below operating income, are also not allocated by segments. The Company does not account for or report assets, capital expenditures or depreciation and amortization by segment to the CEO.

In the second quarter of 2007, the Company elected to report its fundraising division, Yankee Candle Fundraising (acquired from GBI Marketing in 2004), within the retail segment and as such, has recast historical information to be comparative with the current year presentation. This division had historically been reported within the wholesale segment. This change was done to be consistent with the fact that the fundraising division is now managed by and reports to the Company’s Senior Vice President of Retail.

The following are the relevant data for the period February 6, 2007 to December 29, 2007 (Successor), the period December 31, 2006 to February 5, 2007 (Predecessor), fifty-two weeks ended December 30, 2006 (Predecessor) and fifty-two weeks ended December 31, 2005 (Predecessor):

Successor Period February 6, 2007 to December 29, 2007	Retail	Wholesale	Unallocated/ Corporate/ Other	Balance per Consolidated Statements of Operations
Sales	$381,168	$302,405	$—	$683,573
Gross profit	251,128	142,336	(39,462)	354,002
Selling expenses	157,139	21,067	14,192	192,398
Operating margin	93,989	121,269	(116,371)	98,887
Other expense, net	—	—	(91,248)	(91,248)
Income before provision for income taxes	—	—	—	7,639

Predecessor Period December 31, 2006 to February 5, 2007	Retail	Wholesale	Unallocated/ Corporate/ Other	Balance per Consolidated Statements of Operations
Sales	$26,530	$26,852	$—	$53,382
Gross profit	15,653	13,176	—	28,829
Selling expenses	14,423	1,778	—	16,201
Operating margin	1,230	11,398	(13,828)	(1,200)
Other expense, net	—	—	(970)	(970)
Loss before benefit from income taxes	—	—	—	(2,170)

Predecessor Fifty-Two Weeks Ended December 30, 2006	Retail	Wholesale	Unallocated/ Corporate/ Other	Balance per Consolidated Statements of Operations
Sales	$388,820	$298,737	$—	$687,557
Gross profit	254,616	135,603	—	390,219
Selling expenses	149,155	19,039	—	168,194
Operating margin	105,461	116,564	(72,738)	149,287
Other expense, net	—	—	(15,223)	(15,223)
Income before provision for income taxes	—	—	—	134,064

Predecessor Fifty-Two Weeks Ended December 31, 2005	Retail	Wholesale	Unallocated/ Corporate/ Other	Balance per Consolidated Statements of Operations
Sales	$320,935	$280,246	$—	$601,181
Gross profit	211,610	132,116	—	343,726
Selling expenses	130,509	15,546	—	146,055
Operating margin	81,101	116,570	(62,912)	134,759
Other expense, net	—	—	(6,725)	(6,725)
Income before provision for income taxes	—	—	—	128,034

For the period February 6, 2007 to December 29, 2007, the period December 31, 2006 to February 5, 2007 and for the fifty-two weeks ended December 30, 2006 and December 31, 2005 revenues from the Company’s international operations were $40,608, $2,021, $28,549 and $23,013 respectively. Long lived assets of the Company’s international operations were approximately $1,128 and $1,012 as of December 29, 2007 and December 30, 2006, respectively. Goodwill at December 29, 2007 amounted to $1,019,982 with retail and wholesale allocated $354,937 and $665,045 respectively.

20. FINANCIAL INFORMATION RELATED TO GUARANTOR SUBSIDIARIES

As discussed in Note 11, obligations under the senior notes are guaranteed on an unsecured senior basis and obligations under the senior subordinated notes are guaranteed on an unsecured senior subordinated basis by the Parent and 100% of the issuer’s existing and future domestic subsidiaries. The senior notes are fully and unconditionally guaranteed by all of our 100% owned U.S. subsidiaries (the “Guarantor Subsidiaries”) on a senior unsecured basis. These guarantees are joint and several obligations of the Guarantors. The foreign subsidiary does not guarantee these notes.

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

Condensed consolidating financial information is as follows:

YANKEE HOLDING CORP. AND SUBSIDIARIES (SUCCESSOR)

CONDENSED CONSOLIDATING BALANCE SHEET

December 29, 2007

(in thousands)

	Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$1,316	$2,341	$1,970	$—	$5,627
Accounts receivable, net	—	40,655	1,251	10,220	—	52,126
Inventory	—	60,580	1,470	9,494	(1,581)	69,963
Prepaid expenses and other current assets	—	8,491	66	787	—	9,344
Deferred tax assets	—	17,841	430	—	—	18,271

TOTAL CURRENT ASSETS	—	128,883	5,558	22,471	(1,581)	155,331

PROPERTY AND EQUIPMENT, NET	—	153,954	829	1,128	—	155,911
MARKETABLE SECURITIES	—	259	—	—	—	259
GOODWILL	—	1,010,862	9,120	—	—	1,019,982
INTANGIBLE ASSETS	—	411,431	2,811	—	—	414,242
DEFERRED FINANCING COSTS	—	28,654	—	—	—	28,654
OTHER ASSETS	—	1,340	—	78	—	1,418
INVESTMENT IN SUBSIDIARIES	422,598	6,370	—	—	(428,968)	—

TOTAL ASSETS	$422,598	$1,741,753	$18,318	$23,677	$(430,549)	$1,775,797

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$20,350	$355	$908	$—	$21,613
Accrued payroll	—	17,016	92	286	—	17,394
Accrued interest	—	17,679	—	—	—	17,679
Accrued income taxes	—	15,755	—	—	—	15,755
Accrued purchases of property and equipment	—	2,818	—	—	—	2,818
Accrued sales tax	—	4,822	—	—	—	4,822
Other accrued liabilities	—	26,813	2,934	1,340	—	31,087
Current portion of long-term debt	—	6,500	—	—	—	6,500

TOTAL CURRENT LIABILITIES	—	111,753	3,381	2,534	—	117,668

DEFERRED COMPENSATION OBLIGATION	—	410	—	—	—	410
DEFERRED TAX LIABILITIES	—	105,565	—	—	—	105,565
LONG-TERM DEBT	—	1,123,625	—	—	—	1,123,625
DEFERRED RENT	—	10,220	10	—	—	10,230
OTHER LONG-TERM LIABILITIES	—	1,694	—	—	—	1,694
INTERCOMPANY	—	(28,735)	15,904	22,753	(9,922)	—
STOCKHOLDERS’ EQUITY	422,598	417,221	(977)	(1,610)	(420,627)	416,605

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$422,598	$1,741,753	$18,318	$23,677	$(430,549)	$1,775,797

YANKEE HOLDING CORP. AND SUBSIDIARIES (PREDECESSOR)

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

YANKEE HOLDING CORP. AND SUBSIDIARIES (SUCCESSOR)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Period February 6, 2007 to December 29, 2007

(in thousands)

	Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
Sales	$—	$653,950	$7,740	$37,382	$(15,499)	$683,573
Cost of sales	—	306,323	5,474	33,631	(15,857)	329,571

Gross profit	—	347,627	2,266	3,751	358	354,002

Selling expenses	—	179,815	3,878	8,705	—	192,398
General and administrative expenses	—	62,717	—	—	—	62,717

Income (loss) from operations	—	105,095	(1,612)	(4,954)	358	98,887

Interest income	—	—	—	(43)	—	(43)
Interest expense	—	92,443	—	—	—	92,443
Other expense (income)	—	2,766	—	(3,918)	—	(1,152)

(Loss) income before (benefit from) provision for income taxes	—	9,886	(1,612)	(993)	358	7,639

(Benefit from) provision for income taxes	—	3,899	(635)	(297)	145	3,112

(Loss) income before equity earnings in subsidiaries	—	5,987	(977)	(696)	213	4,527

Equity losses of subsidiaries, net of tax	(4,527)	1,673	—	—	2,854	—

Net (loss) income	$4,527	$4,314	$(977)	$(696)	$(2,641)	$4,527

YANKEE HOLDING CORP. AND SUBSIDIARIES (PREDECESSOR)

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

YANKEE HOLDING CORP. AND SUBSIDIARIES (PREDECESSOR)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Fifty-Two Weeks Ended December 30, 2006

(in thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
Sales	$666,390	$7,123	$25,840	$(11,796)	$687,557
Cost of sales	284,487	3,893	20,673	(11,715)	297,338

Gross profit	381,903	3,230	5,167	(81)	390,219

Selling expenses	157,635	4,200	6,359	—	168,194
General and administrative expenses	73,135	—	—	—	73,135
Restructure credit	(397)	—	—	—	(397)

Income (loss) from operations	151,530	(970)	(1,192)	(81)	149,287

Interest income	—	—	(30)	—	(30)
Interest expense	15,355	—	3	—	15,358
Other (income) expense	1,878	—	(1,983)	—	(105)
Equity in earnings of subsidiaries	(209)	—	—	209	—

Income (loss) before provision for income taxes	134,506	(970)	818	(290)	134,064
Provision (benefit) for income taxes	50,017	(361)	—	(107)	49,549

Net income (loss)	$84,489	$(609)	$818	$(183)	$84,515

YANKEE HOLDING CORP. AND SUBSIDIARIES (PREDECESSOR)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Fifty-Two Weeks Ended December 31, 2005

(in thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
Sales	$587,339	$4,732	$19,987	$(10,877)	$601,181
Cost of sales	251,488	1,238	14,943	(10,214)	257,455

Gross profit	335,851	3,494	5,044	(663)	343,726

Selling expenses	138,213	2,410	5,432	—	146,055
General and administrative expenses	57,366	—	—	—	57,366
Restructure charge	5,546	—	—	—	5,546

Income (loss) from operations	134,726	1,084	(388)	(663)	134,759

Interest income	(1)	—	(22)	—	(23)
Interest expense	7,251	—	(1)	—	7,250
Other (income) expense	(286)	—	(216)	—	(502)
Equity in earnings of subsidiaries	(513)	—	—	513	—

Income (loss) before provision for income taxes	128,275	1,084	(149)	(1,176)	128,034
Provision (benefit) for income taxes	49,970	422	—	(459)	49,933

Net income (loss)	$78,305	$662	$(149)	$(717)	$78,101

YANKEE HOLDING CORP. AND SUBSIDIARIES (SUCCESSOR)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Period February 6, 2007 to December 29, 2007

(in thousands)

	Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
CASH FLOWS (USED IN ) PROVIDED BY OPERATING ACTIVITIES:
Net income (loss)	$4,527	$4,314	$(977)	$(696)	$(2,641)	$4,527
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	41,514	237	237	—	41,988
Unrealized loss on marketable securities	—	238	—	—	—	238
Stock based compensation expense	—	670	—	—	—	670
Deferred taxes	—	(14,025)	(107)	—	—	(14,132)
Non-cash charge related to increased inventory carrying value	—	40,472	—	—	—	40,472
Loss on disposal and impairment of property and equipment	—	640	—	—	—	640
Investments in marketable securities	—	(581)	—	—	—	(581)
Equity in earnings of subsidiaries	(4,527)	1,673	—	—	2,854	—
Changes in assets and liabilities
Accounts receivable, net	—	(13,024)	(668)	(4,697)	—	(18,389)
Inventory	—	(2,572)	(147)	219	(458)	(2,958)
Prepaid expenses and other assets	—	(3,635)	2,086	121	—	(1,428)
Accounts payable	—	2,396	133	(223)	—	2,306
Income Taxes Payable	—	(10,142)	371	17	298	(9,456)
Accrued expenses and other liabilities	—	29,144	869	(686)	—	29,327

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	—	77,082	1,797	(5,708)	53	73,224

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	—	(28,249)	(69)	(166)	—	(28,484)
Acquisition of the Company	—	(1,429,476)	—	—	—	(1,429,476)

NET CASH USED IN INVESTING ACTIVITIES	—	(1,457,725)	(69)	(166)	—	(1,457,960)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repayment of borrowings	—	(295,875)	—	—	—	(295,875)
Net proceeds from issuance of common stock	418,083	—	—	—	—	418,083
Borrowings under senior secured term loan facility	—	650,000	—	—	—	650,000
Deferred financing costs	—	(32,374)	—	—	—	(32,374)
Borrowings under senior secured revolving credit facility	—	111,000	—	—	—	111,000
Borrowings under senior notes and senior subordinated notes	—	525,000	—	—	—	525,000
Repurchase of common stock	—	(294)	—	—	—	(294)
Intercompanies	(418,083)	413,721	(1,543)	5,958	(53)	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	—	1,371,178	(1,543)	5,958	(53)	1,375,540

EFFECT EXCHANGE RATE CHANGES ON CASH	—	—	—	39	—	39
NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	—	(9,465)	185	123	—	(9,157)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	10,781	2,156	1,847	—	14,784

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$1,316	$2,341	$1,970	$—	$5,627

YANKEE HOLDING CORP. AND SUBSIDIARIES (PREDECESSOR)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Period December 31, 2006 to February 5, 2007

(in thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES:
Net loss	$(1,374)	$(147)	$(210)	$(99)	$(1,830)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,608	46	19	—	2,673
Unrealized gain on marketable securities	(31)	—	—	—	(31)
Stock based compensation expense	8,638	—	—	—	8,638
Deferred taxes	(3,905)	—	—	—	(3,905)
Loss on disposal and impairment of property and equipment	14	—	—	—	14
Investments in marketable securities	(27)	—	—	—	(27)
Excess tax benefit from exercise of stock options	(4,317)	—	—	—	(4,317)
Equity in earnings of subsidiaries	357	—	—	(357)	—
Changes in assets and liabilities
Accounts receivable, net	(1,190)	159	1,210	—	179
Inventory	(2,396)	152	(1,029)	534	(2,739)
Prepaid expenses and other assets	697	1	(362)	—	336
Accounts payable	(3,895)	(191)	(357)	—	(4,443)
Income taxes payable	3,642	—	—	—	3,642
Accrued expenses and other liabilities	(7,437)	(550)	(270)	—	(8,257)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(8,616)	(530)	(999)	78	(10,067)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(2,247)	—	(3)	—	(2,250)

NET CASH USED IN INVESTING ACTIVITIES	(2,247)	—	(3)	—	(2,250)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Excess tax benefit from exercise of stock options	4,317	—	—	—	4,317
Intercompany	660	324	(906)	(78)	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	4,977	324	(906)	(78)	4,317

EFFECT EXCHANGE RATE CHANGES ON CASH	—	—	11	—	11

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,886)	(206)	(1,897)	—	(7,989)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	16,667	2,362	3,744	—	22,773

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,781	$2,156	$1,847	$—	$14,784

YANKEE HOLDING CORP. AND SUBSIDIARIES (PREDECESSOR)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Fifty-two Weeks Ended December 30, 2006

(in thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
CASH FLOWS PROVIDED BY (USED IN ) OPERATING ACTIVITIES:
Net income	$84,489	$(609)	$818	$(183)	$84,515
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	26,216	380	184	—	26,780
Unrealized loss on marketable securities	13	—	—	—	13
Stock based compensation expense	5,772	—	—	—	5,772
Deferred taxes	7,582	(33)	—	—	7,549
Loss on disposal and impairments of property and equipment	450	—	—	—	450
Investments in marketable securities	(772)	—	—	—	(772)
Excess tax benefit from exercise of stock options	(960)	—	—	—	(960)
Equity in earnings of subsidiaries	(209)	—	—	209	—
Changes in assets and liabilities
Accounts receivable, net	10,358	(329)	(478)	—	9,551
Inventory	(89)	(631)	(1,259)	6	(1,973)
Prepaid expenses and other assets	423	1	193	—	617
Accounts payable	3,583	196	584	—	4,363
Income taxes payable	6,620	—	—	—	6,620
Accrued expenses and other liabilities	2,082	(241)	(214)	(107)	1,520

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	145,558	(1,266)	(172)	(75)	144,045

CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES:
Purchase of property and equipment	(25,539)	(990)	(293)	—	(26,822)
Payment of contingent consideration on Yankee Candle Fundraising	(1,333)	—	—	—	(1,333)
Cash paid for business acquisitions	(22,244)	—	—	—	(22,244)

NET CASH USED IN INVESTING ACTIVITIES	(49,116)	(990)	(293)	—	(50,399)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
Repurchases of common stock	(41,977)	—	—	—	(41,977)
Net proceeds from issuance of common stock	5,557	—	—	—	5,557
Payments for dividends	(10,097)	—	—	—	(10,097)
Deferred financing costs	(313)	—	—	—	(313)
Excess tax benefit from exercise of stock options	960	—	—	—	960
Intercompany	(4,811)	2,480	2,256	75	—
Net repayments under bank credit agreements	(38,000)	—	—	—	(38,000)

NET CASH (USED) PROVIDED IN FINANCING ACTIVITIES	(88,681)	2,480	2,256	75	(83,870)

EFFECT EXCHANGE RATE CHANGES ON CASH	—	—	342	—	342
NET INCREASE IN CASH AND CASH EQUIVALENTS	7,761	224	2,133	—	10,118
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	8,906	2,138	1,611	—	12,655

CASH AND CASH EQUIVALENTS, END OF YEAR	$16,667	$2,362	$3,744	$—	$22,773

YANKEE HOLDING CORP. AND SUBSIDIARIES (PREDECESSOR)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Fifty-Two Weeks Ended December 31, 2005

(in thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
CASH FLOWS PROVIDED BY (USED IN ) OPERATING ACTIVITIES:
Net income	$78,305	$662	$(149)	$(717)	$78,101
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	24,521	61	206	—	24,788
Unrealized gain on marketable securities	(5)	—	—	—	(5)
Stock based compensation expense	3,418	—	—	—	3,418
Deferred taxes	8,154	(290)	—	—	7,864
Loss on disposal and impairments of property and equipment	2,858	—	—	—	2,858
Investments in marketable securities	(719)	—	—	—	(719)
Equity in earnings of subsidiaries	(513)	—	—	513	—
Changes in assets and liabilities
Accounts receivable, net	(12,721)	(405)	(1,735)	—	(14,861)
Inventory	(6,168)	(132)	(2,858)	549	(8,609)
Prepaid expenses and other assets	(789)	(89)	(201)	—	(1,079)
Accounts payable	439	100	352	—	891
Income taxes payable	(4,459)	—	—	—	(4,459)
Accrued expenses and other liabilities	15,506	2,040	1,268	(459)	18,355

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	107,827	1,947	(3,117)	(114)	106,543

CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES:
Purchase of property and equipment	(34,659)	(85)	(128)	—	(34,872)
Purchase of intangible assets	(604)	—	—	—	(604)
Cash paid for business acquisitions	—	(4,180)	—	—	(4,180)

NET CASH USED IN INVESTING ACTIVITIES	(35,263)	(4,265)	(128)	—	(39,656)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
Repurchases of common stock	(184,995)	—	—	—	(184,995)
Net proceeds from issuance of common stock	3,029	—	—	—	3,029
Payments for dividends	(11,182)	—	—	—	(11,182)
Deferred financing costs	(343)	—	—	—	(343)
Intercompany	(8,301)	4,420	3,767	114	—
Net borrowings under bank credit agreements	103,000	—	—	—	103,000

NET CASH (USED) PROVIDED IN FINANCING ACTIVITIES	(98,792)	4,420	3,767	114	(90,491)

EFFECT EXCHANGE RATE CHANGES ON CASH	—	—	(165)	—	(165)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(26,228)	2,102	357	—	(23,769)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	35,134	36	1,254	—	36,424

CASH AND CASH EQUIVALENTS, END OF YEAR	$8,906	$2,138	$1,611	$—	$12,655

21. VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts	Balance at Beginning of Fiscal Year	Charged to Costs and Expenses	Deductions From Reserves	Balance at End of Fiscal Year
Period February 6, 2007 to December 29, 2007:
Allowance for doubtful accounts	$921	$1,490	$(78)	$2,333

Period December 31, 2006 to February 5, 2007:
Allowance for doubtful accounts	$928	$22	$(29)	$921

Year Ended December 30, 2006:
Allowance for doubtful accounts	$1,087	$252	$(411)	$928

Year Ended December 31, 2005
Allowance for doubtful accounts	$765	$724	$(402)	$1,087

Amounts charged to deductions from reserves represent the write-off of uncollectible balances.

22. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Predecessor	Successor
	Period December 31, 2006 to February 5, 2007	Period February 6, 2007 to March 31, 2007	Thirteen Weeks Ended June 30, 2007	Thirteen Weeks Ended September 29, 2007	Thirteen Weeks Ended December 29, 2007
	(Dollars in Thousands)	(Dollars in Thousands)
Sales	$53,382	$89,617	$133,415	$175,815	$284,726
Cost of sales	24,553	66,109	72,918	78,162	112,383

Gross profit	28,829	23,508	60,497	97,653	172,343
Selling expenses	16,201	29,443	47,610	51,530	63,816
General and administrative expenses	13,828	11,822	18,431	16,313	16,150

(Loss) income from operations	(1,200)	(17,757)	(5,544)	29,810	92,377
Interest income	(1)	(12)	(8)	(15)	(9)
Interest expense	986	15,863	25,578	25,619	25,382
Other (income) expense	(15)	(10)	(676)	(35)	(430)

(Loss) income before (benefit from) provision for income taxes	(2,170)	(33,598)	(30,438)	4,241	67,434
(Benefit from) provision for income taxes	(340)	(12,866)	(13,773)	1,047	28,705

Net (loss) income	$(1,830)	$(20,732)	$(16,665)	$3,194	$38,729

	Predecessor
	Thirteen Weeks Ended
	April 1, 2006	July 1, 2006	September 30, 2006	December 30, 2006
	(Dollars in Thousands)
Sales	$133,914	$116,251	$159,604	$277,790
Cost of sales	61,936	53,115	72,981	109,307

Gross profit	71,978	63,136	86,623	168,483
Selling expenses	37,267	36,582	40,670	53,675
General and administrative expenses	15,464	15,056	17,015	25,601
Restructuring credit	—	—	—	(397)

Income from operations	19,247	11,498	28,938	89,604
Interest income	(7)	(6)	(7)	(10)
Interest expense	2,788	3,740	4,682	4,147
Other (income) expense	(145)	(148)	(165)	354

Income before provision for income taxes	16,611	7,912	24,428	85,113
Provision for income taxes	4,140	3,086	9,527	32,796

Net income	$12,471	$4,826	$14,901	$52,317

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

1. Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 29, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 29, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

2. Internal Control over Financial Reporting

(a) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transaction and dispositions of the assets of the company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of December 29, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of December 29, 2007 our internal control over financial reporting is effective based on the above criteria.

Deloitte & Touche LLP, our independent auditors, have issued an audit report on the effectiveness of our internal control over financial reporting. This report appears on page 76 of this Annual Report on Form 10-K.

Because of its inherent limitations, internal control over financial reporting, no matter how well designed, may not prevent or detect all material misstatements. Projections of any current evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate, or other such factors.

(b) Attestation Report of Independent Auditor

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Yankee Holding Corp.

South Deerfield, Massachusetts

We have audited the internal control over financial reporting of Yankee Holding Corp. and subsidiaries (the “Company”) as of December 29, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 29, 2007, the related consolidated statements of operations, stockholders’ equity and cash flows for the period from February 6, 2007 to December 29, 2007 and the consolidated statements of operations, stockholders’ equity and cash flows of The Yankee Candle Company, Inc. and subsidiaries for the period from

December 31, 2006 to February 5, 2007 and our report dated March 27, 2008 expressed an unqualified opinion on those financial statements and includes an explanatory paragraph relating to the adoption of Financial Accounting Standards Board (“FASB”) Interpretation 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 27, 2008

(c) Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 29, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages and positions of our executive officers and directors as of March 27, 2008:

Name	Age	Position
Craig W. Rydin	56	Chairman of the Board and Chief Executive Officer, Director

Harlan M. Kent	45	President and Chief Operating Officer, Director

Bruce L. Hartman	54	Senior Vice President, Finance and Chief Financial Officer

Stephen Farley	53	Senior Vice President, Retail

Paul J. Hill	53	Senior Vice President, Supply Chain

Martha S. LaCroix	42	Senior Vice President, Human Resources

James A. Perley	45	Senior Vice President, General Counsel

Richard R. Ruffolo	40	Senior Vice President, Brand Marketing and Innovation

Michael Thorne	43	Senior Vice President, Wholesale

Robin P. Selati	41	Director

George A. Peinado	38	Director

Richard H. Copans	31	Director

Terry Burman	62	Director

CRAIG W. RYDIN is the Chairman of the Board of Directors and Chief Executive Officer. Prior to joining Yankee Candle in April 2001, Mr. Rydin was the President of the Away From Home food services division of Campbell Soup Company since 1998, and President of the Godiva Chocolatier division of Campbell from 1996 to 1998. Prior to Godiva, Mr. Rydin held a number of senior management positions at Pepperidge Farm, Inc., also a part of Campbell.

HARLAN M. KENT is the President and Chief Operating Officer. Mr. Kent joined Yankee Candle in June 2001 as Senior Vice President, Wholesale. He was promoted to President in July 2004 and was promoted to his current position in December 2005. Prior to joining Yankee Candle, Mr. Kent was Senior Vice President and General Manager of the Wholesale Division of Totes Isotoner Corporation from 1997 to 2001, and Vice President of Global Sales and Marketing for the Winchester Division of Olin Corporation from 1995 to 1997. Mr. Kent has also held a number of senior marketing and strategic planning positions at both the Campbell Soup Company and its Pepperidge Farm Division.

BRUCE L. HARTMAN is the Senior Vice President, Finance and Chief Operating Officer. Prior to joining Yankee Candle in January 2008, Mr. Hartman served as Chief Financial Officer of Cushman & Wakefield. Prior to joining Cushman & Wakefield in 2006, Mr. Hartman served as Executive Vice President and Chief Financial Officer of Foot Locker, a leading international retailer of athletic shoes and apparel, from 1996 to 2005. Prior to Foot Locker, from 1986 to 1996 Mr. Hartman held several financial leadership positions of increasing responsibility, including Divisional Chief Financial Officer, with May Department Stores.

STEPHEN FARLEY is the Senior Vice President, Retail. Prior to joining Yankee Candle in January 2005, Mr. Farley served as Executive Vice President, Marketing and Merchandising for The Bombay Company, a leading specialty retailer of home accessories and home décor. Prior to joining The Bombay Company in 2002, he served as Chief Marketing Officer for J.C. Penney, one of America’s largest department store, catalog and e-commerce retailers. Mr. Farley also previously held various senior leadership positions with Payless Shoe Source, Inc., Pizza Hut and the leading marketing and advertising agencies of Earle Palmer Brown and Saatchi & Saatchi.

PAUL J. HILL is the Senior Vice President, Supply Chain. Prior to joining Yankee Candle in October 2000, Mr. Hill was employed by Kraft Foods, Inc. from 1987 to 2000. At Kraft, Mr. Hill held various supply chain and strategy positions. His last assignment with Kraft, from 1997 to 2000, was as the Plant Manager at one of the largest plants in Kraft’s system.

MARTHA S. LACROIX is the Senior Vice President, Human Resources. Ms. LaCroix joined Yankee Candle in February 1993 as Director of Employee Relations and has since held various positions of increasing responsibility in the Company’s Human Resources Department. Ms. LaCroix was appointed Vice President, Human Resources in December 2000 and promoted to her current position in 2003.

JAMES A. PERLEY is the Senior Vice President, General Counsel of the Company. Prior to joining Yankee Candle in September 1999, Mr. Perley was Vice President and General Counsel of Star Markets Company, Inc., where he served from 1997 to 1999. From 1987 to 1997, Mr. Perley was a member of the Boston-based law firm of Hale and Dorr LLP, where he served as an Associate from 1987-1992 and as a Junior Partner from 1992-1997.

RICHARD R. RUFFOLO is the Senior Vice President of Brand Marketing and Innovation. Prior to joining Yankee Candle in September 2005, Mr. Ruffolo held various senior leadership positions with the Bath & Body Works Division of Limited Brands, Inc. from 1998-2005, where he most recently served as Vice President and Category Leader of their True Blue SPA and American Girl realbeauty businesses. Prior to joining Bath & Body Works in 1998 he served as Category Director, Glade Candles for S.C. Johnson & Son, Inc. Mr. Ruffolo also previously held brand management positions with The Procter & Gamble Company and Ralston-Purina Company.

MICHAEL THORNE is the Senior Vice President of Wholesale. Prior to joining Yankee Candle in June 2006, Mr. Thorne was employed by Spalding Sports and the Russell Corp. from 2000 to 2006, where he most recently served as President, Russell Athletic Team and Bike Athletic Divisions. Mr. Thorne also previously held senior sales management positions within Pentland LLC, Franklin Sporting Goods and Wilson Sporting Goods.

ROBIN P. SELATI has served as a director of Holdings since February 2007. Mr. Selati is a Managing Director of Madison Dearborn and joined the firm in 1993. Prior to joining Madison Dearborn in 1993, Mr. Selati was associated with Alex

Brown & Sons Incorporated in the consumer/retail investment banking group. Mr. Selati also serves on the board of directors of Carrols Restaurant Group Inc., Tuesday Morning Corporation, Cinemark, Inc., Ruth’s Chris Steak House, Inc. and Pierre Foods, Inc.

GEORGE A. PEINADO has served as a director of Holdings since February 2007. Mr. Peinado is a Managing Director of Madison Dearborn and joined the firm in 2004. Prior to joining Madison Dearborn in 2004, Mr. Peinado was with DLJ Merchant Banking Partners and Morgan Stanley & Co. Mr. Peinado also serves on the board of directors of CDW Corporation and Pierre Foods, Inc.

RICHARD H. COPANS has served as a director of Holdings since February 2007. Mr. Copans is a Vice President of Madison Dearborn and joined the firm in 2005. Prior to joining Madison Dearborn in 2005, Mr. Copans was an analyst with Thomas H. Lee Partners and Morgan Stanley & Co.

TERRY BURMAN has served as a director of Holdings since October 2007. Mr. Burman is the Chief Executive Officer of Signet Group plc. Mr. Burman joined Signet Group in 1995 as the Chairman and CEO of Sterling Jewelers, Inc., a US division of Signet. Before joining Signet Group, Mr. Burman held various senior executive positions of increasing responsibility with Barry’s Jewelers, Inc. from 1980—1995, including President and Chief Executive Officer from 1993 – 1995. Prior to that, Mr. Burman was a Partner with Roberts Department Stores, a regional department store chain specializing in apparel. Mr. Burman also serves on the Board of Directors of Signet Group, plc.

There are no family relationships among any of the executive officers or directors.

Code of Business Conduct and Ethics

We have adopted a written code of conduct that applies to all of our directors, executive officers and employees, including our principal executive officer, principal financial officer, and principal accounting officer. The code of conduct includes provisions covering compliance with laws and regulations, insider trading practices, conflicts of interest, confidentiality, protection and proper use of our assets, accounting and record keeping, fair competition and fair dealing, business gifts and entertainment, payments to government personnel and the reporting of illegal or unethical behavior. You can obtain a copy of our code of conduct through the Investor Relations page of our website at www.yankeecandle.com. The Code is reviewed annually by the Board of Directors.

Board Committees

The Board of Directors is responsible for the general supervision and oversight of the affairs of the Company. In order to assist it in carrying out these duties, the Board has established and delegated certain authority to the following standing committees: the Audit Committee and the Compensation Committee. Each of these committees operates under a charter that has been approved by the Board.

Audit Committee

The Company is not required to have a separately-designated standing Audit Committee composed of independent directors, as its securities are not listed on a national securities exchange. However, in April 2007 the Company’s board of directors established a separately-designated standing Audit Committee. The current members of the Audit Committee are George A. Peinado (chair), Robin P. Selati, Richard H. Copans and Terry Burman. Messrs. Peinado, Selati and Copans were appointed as members in April 2007 and Mr. Burman was appointed in October 2007. The board of directors has determined that each of Messrs. Peinado, Selati and Copans is an audit committee financial expert, as such term is defined in the Securities Exchange Act of 1934, as amended. Each of Messrs. Peinado, Selati and Copans is employed by Madison Dearborn, a private equity investment firm affiliated with the Company’s controlling stockholder, and is therefore not independent.

Management is responsible for the preparation of the Company’s financial statements and the Company’s internal control over financial reporting and the financial reporting process. The Company’s independent registered public accounting firm is responsible for performing an independent audit of the Company’s financial statements in accordance with generally accepted auditing standards and to issue a report on those financial statements. The Audit Committee assists the Board of Directors in its oversight of the Company’s financial statements and its internal accounting policies and procedures. The

Audit Committee’s primary duties and responsibilities include (i) monitoring the integrity of the Company’s financial reporting process and systems of internal controls regarding finance, accounting and legal compliance, (ii) monitoring the independence and performance of the Company’s independent auditor and monitoring the performance of the Company’s internal audit function, (iii) hiring and firing the Company’s independent auditor and approving any non-audit work performed for the Company by the independent auditor, (iv) providing an avenue of communication among the independent auditor, management and the Board, and (v) such other functions as may from time to time be delegated to it by the Board of Directors.

Compensation Committee

The current members of the Compensation Committee of the Board of Directors are Robin P. Selati (Chair), George A. Peinado, Richard H. Copans and Terry Burman. Messrs. Selati, Peinado and Copans have served on the Compensation Committee since April 2007 and Mr. Burman was appointed to the Committee in October 2007.

The Compensation Committee assists the Board of Directors in its oversight of the Company’s executive compensation policies and practices. The Compensation Committee’s primary responsibilities include (i) establishing total compensation for the Board, (ii) reviewing and approving total compensation for the Company’s executive officers, including oversight of all executive officer benefit plans and approve goals, (iii) determining and annually reviewing total compensation for the Company’s Chief Executive Officer, including reviewing and approving corporate goals and objectives relevant to the Chief Executive Officer’s compensation, (iv) overseeing the Company’s cash-based and equity-based incentive plans, (v) producing a compensation committee report on executive compensation as required by the SEC to be included in the Company’s Form 10-K or, if applicable, proxy statement and (vi) such other functions as may from time to time be delegated to it by the Board of Directors.

The Compensation Committee Report required by SEC rules is included on page 87 of this Annual Report.

Director Nomination Procedures

Pursuant to the unitholders agreement entered into in connection with the February 2007 merger, Madison Dearborn agreed that the initial Board of Managers of Holdings (the “Board”) shall consist of five members and include three members designated by Madison Dearborn, with the remaining two members being our Chief Executive Officer, who is currently Craig Rydin, and for so long as he remains an executive officer of the Company, Harlan Kent. The composition of the board of directors or managers of each of Holdings’ subsidiaries shall be the same as that of the Board. In general, the Company’s obligations with respect to Board composition will terminate upon the earlier to occur of the consummation of a sale of the Company or the consummation of an initial public offering. At Madison Dearborn’s option, Madison Dearborn Board designees shall constitute a majority of any committees of the Board or the boards of directors of any subsidiary of Holdings.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

General Overview; February 2007 Merger

From December 31, 2006 (the beginning of fiscal 2007) through February 5, 2007, the Company was a public company with our common stock traded on the New York Stock Exchange. On February 6, 2007, our predecessor public company (the “Predecessor”) merged with an entity formed by Madison Dearborn Partners LLC, a private equity firm (“Madison Dearborn”), and the Company became privately-held. YCC Holdings LLC (“Holdings LLC”), an entity organized and controlled by Madison Dearborn, is the indirect parent of the Company.

As a result of the merger, all outstanding equity awards under the Predecessor’s former equity-based compensation plans were cancelled and converted into the right to receive cash payments. In place of the public company equity component of our prior compensation program and in connection with the merger each of our executive officers and certain members of senior management were given the opportunity to purchase equity in Holdings LLC as described under “Certain Relationships and Related Party Transactions” and “Security Ownership of Certain Beneficial Owners and Management.” Madison Dearborn believes that equity ownership by management further aligns the interests of our executive officers with those of our other equity investors and encourages our executive officers to operate the business in a manner that enhances the Company’s equity value. It is not presently anticipated that additional incentive equity will be issued to our executive officers on an annual basis as part of future compensation arrangements. The Company’s equity compensation will be discussed in more detail below.

With respect to non-equity compensation and in connection with the merger, Madison Dearborn negotiated new compensation arrangements with Mr. Rydin, our Chief Executive Officer. The compensation paid to Mr. Rydin in 2007 therefore reflects the negotiations between Mr. Rydin and Madison Dearborn. The non-equity compensation of each of the Company’s other executive officers was not changed in connection with the merger and reflects the compensation decisions made by the compensation committee of the Predecessor.

Following the merger, the Compensation Committee of our Board of Directors (the “Compensation Committee”), which in 2007 consisted of the non-employee members of the Board of Directors, is responsible for the administration of the Company’s executive compensation program. As such, decisions with respect to Mr. Rydin’s compensation will be made by the Compensation Committee and those relating to the compensation of our other executive officers will be made by the Compensation Committee in consultation with our Chief Executive Officer. While several components of our former executive compensation program remained largely unchanged in 2007, as more fully described below, the Compensation Committee continues to work closely with management to evaluate our long-term compensation program and philosophy in light of our transition to a private company. Accordingly, the Compensation Committee has retained an independent compensation consultant, Towers Perrin, to assist the Compensation Committee in its ongoing administration and review of the Company’s executive compensation program.

Throughout this analysis, the individuals who served as our Chief Executive Officer and Chief Financial Officer during fiscal 2007, as well as other individuals included in the Summary Compensation Table below, are referred to as the “named executive officers.”

As a general matter, the discussion below will focus primarily on the post-merger Company and its executive compensation objectives and practices as a privately-held company since February 2007 and going forward. The compensation-related impacts of the February 2007 merger are reflected in the relevant compensation tables below and discussed as appropriate in the accompanying text.

Compensation Objectives and Program Structure

The Company’s executive compensation philosophy is designed to achieve value for our investors by using all elements of executive compensation to reinforce a results-oriented management culture focusing on our financial and operating performance, the achievement of longer-term strategic goals and objectives, and specific individual performance. The objectives of our compensation policies are (i) to provide a level of compensation that will allow us to attract, motivate, retain and reward talented executives who have the ability to contribute to our success, (ii) to link executive compensation to our success through the use of bonus payments based in whole or in part upon our performance (or that of a particular business unit), (iii) to align the interests of the executives with those of our investors, including through management co-investment with Madison Dearborn in the equity ownership of Holdings LLC under its “Management Equity Plan” (as defined below), thereby providing incentive for, and rewarding the attainment of, objectives that inure to the benefit of our investors, and (iv) to motivate and reward high levels of individual performance or achievement.

Overview of Compensation and Process

Over the past several years the Compensation Committee of our Predecessor had worked extensively with management and with an independent compensation consultant to develop a comprehensive executive compensation program covering those members of management at the Vice President level or higher, together with other key management personnel, if any, that may be included from time to time by the Company and the Compensation Committee in their discretion (the “Program”). Following our acquisition by Madison Dearborn in 2007, the new Compensation Committee reviewed and adopted the prior Program. Our executive compensation philosophy covers all elements of the Company’s rewards for executives, including base salary, annual cash incentive opportunities, equity incentive opportunities and other benefits, and serves as the basis for the Compensation Committee’s decisions regarding compensation of our senior management. The executive compensation philosophy and the resulting Program are designed to support the Company’s compensation objectives, the key elements of which are discussed below.

As noted above, during 2007 the Compensation Committee retained the services of Towers Perrin to assist them in evaluating the Program for the purpose of further aligning it with the Company’s compensation objectives and philosophy. These consulting services included providing the Compensation Committee with information on general market pay practices and levels, and reviewing the Company’s pay policies as compared to those market practices. We would anticipate continuing to use the services of a consulting firm in the future on an as-needed basis in order to assist in providing benchmarking data and to insure that our actual compensation practices remain competitive and consistent with our stated goals and executive compensation philosophy.

We are committed to providing competitive compensation opportunities to participants in the Program who are performing at a fully satisfactory level. Accordingly, as part of the Program the Compensation Committee’s consultant conducts extensive market research of comparable companies in order to develop the data necessary to establish appropriate market compensation levels. For purposes of determining market levels of compensation, we benchmark ourselves against a group of organizations within the retail/wholesale sector using industry surveys and other available data that reflect, to the extent possible, pay levels at such companies.

Given the fact that we are a manufacturer, retailer and wholesaler, finding the appropriate peer group is challenging. Working together with its compensation consultant, the Compensation Committee of our Predecessor selected the organizations in our peer group based upon the following characteristics: (i) strong or emerging brands, (ii) strong financial performance (based on objective metrics such as earnings, growth, return on invested capital and other such measures), (iii) multi-channel business and distribution models and (iv) specialty retailing focus. The composition of our peer group is reviewed at least annually by the Compensation Committee. The peer group currently consists of publicly-traded companies. In light of our new status as a privately-held company, the Compensation Committee plans to work with management and its compensation consultant in 2008 to re-evaluate the composition of the peer group to insure that it remains appropriate.

In 2007 there were a total of 22 companies in the peer group. The companies comprising the peer group are:

•	American Eagle Outfitters

•	Coldwater Creek, Inc.

•	Hot Topic, Inc.

•	Ann Taylor Stores, Corporation

•	Aeropostale, Inc.

•	Bebe Stores, Inc.

•	Blyth, Inc.

•	Carter’s

•	Charlotte Russe Holding, Inc.

•	Charming Shoppes, Inc.

•	Chico’s FAS, Inc.

•	Children’s Place Retail Stores, Inc.

•	Kenneth Cole Productions, Inc.

•	Lenox Group

•	Mother’s Work, Inc.

•	Oakley, Inc.

•	Pacific Sunwear of California, Inc.

•	Pier 1 Imports, Inc.

•	Tiffany & Company

•	Tween Brands

•	Urban Outfitters, Inc.

•	Williams-Sonoma, Inc.

Given the number of companies in our peer group, minor changes in the peer group’s composition should not have a significant impact on year-to-year market pay levels targeted by the Company. We anticipate continuing to use peer group analysis to establish market compensation levels going forward.

Using the market information from our peer group, the Compensation Committee estimates market rates of pay for base salary, total cash compensation (base salary, plus annual cash incentives) and total compensation (total cash, plus the expected value of long-term incentives). These market rates were used to create targeted salary and bonus ranges. The ranges for each component of cash compensation were developed to ensure they were competitive with the appropriate market and targeted at approximately the 50th percentile of the market (the “median”). Over time, depending upon budgetary considerations and other factors, most participants who are performing satisfactorily are intended to be provided total cash compensation generally consistent with the market median. With respect to long-term incentive awards, the Compensation Committee considers the long-term incentive practices of public companies in our peer group to guide its approach to structuring compensation opportunities for our senior management. However, as a privately-held company, we now seek to provide equity opportunities to our senior management that are intended to be generally consistent with the practices of other comparable privately-held companies, rather than those in our public company peer group. Given this perspective, total compensation (base salary, plus annual cash incentives, plus the expected value of long-term incentives) opportunities in a given year may not be completely aligned with those of the our public company peer group.

The Program is structured to tie a significant portion of the executive’s overall compensation to the performance of the Company and/or specific business units within the Company through the use of performance-based reward elements such as annual and long-term incentives. The following elements were included in the Program in fiscal 2007:

•	annual base salary;

•	annual cash-based incentives (the “Management Incentive Plan” or “MIP”);

•	long-term equity-based incentives under the Company’s new Management Equity Plan described below; and described below; and

•	other benefits based upon prevailing market norms.

Actual levels of compensation provided to participants were determined based upon individual skill and contribution, Company and/or business unit performance and individual performance. With respect to fiscal 2007, all compensation arrangements, grants and awards relating to our executive officers, with the exception of our Chief Executive Officer, were established and approved by the Predecessor’s compensation committee and reviewed and approved following the merger by the current Compensation Committee, in each case based upon input and recommendations from our Chief Executive Officer. Our Chief Executive Officer’s 2007 compensation was established pursuant to negotiations with Madison Dearborn in connection with the merger. Going forward, the Chief Executive Officer’s compensation will be established and approved solely by the Compensation Committee.

The Company does not have a pre-established policy or target for the allocation between either cash and non-cash or short-term and long-term incentive compensation. Rather, the Compensation Committee reviews information provided by the compensation consultant to determine the appropriate level and mix of incentive compensation, with the goal of total cash compensation being targeted at approximately the 50th percentile of the market median developed using the Company’s peer group data. With respect to long-term incentive compensation, Madison Dearborn and the Compensation Committee believe that management’s co-investment and other equity incentive awards in Holdings LLC will provide long-term incentives to grow the Company’s overall equity value. As a result, it is currently anticipated that additional long-term equity incentive grants beyond those awarded in 2007 in connection with the merger (or those made or to be made with respect to new management employees hired or promoted into eligible positions subsequent to the merger) will not be made on an annual basis as was done previously by our Predecessor.

The following summary of our compensation plans should be read in conjunction with the narrative disclosure contained in the section entitled “Executive Compensation Tables.”

Base Salary. Each participant in the Program is provided a salary based upon peer group market compensation levels for his or her specific position or job function. We provide a base salary to attract and retain executive officers and to compensate them for their services rendered during the fiscal year. An individual will be paid a base salary on the basis of his or her skills (based on training, education and experience), contributions over time and annual performance. In establishing base salaries for each of our executive officers, the Compensation Committee considers numerous factors, including (i) its assessment of the executive’s performance, (ii) the executive’s leadership in executing Company initiatives and his or her potential future contributions and ability to enhance long-term enterprise value, (iii) the nature and scope of the executive’s responsibilities, (iv) the executive’s contributions and importance to the Company, (v) the executive’s integrity and compliance with law and with our Code of Business Conduct and Ethics, and (vi) the executive’s historical compensation and the nature and extent of the executive’s other forms of compensation. Most participants who are performing satisfactorily will be provided salaries that are generally consistent with the market median based upon similarly-situated executives of the companies comprising our peer group. Variations to this objective may occur at the discretion of the Compensation Committee and Chief Executive Officer, as applicable, based on the experience level of the individual and market factors as well as Company performance, retention concerns and other individual circumstances. Each year, the participant’s salary will be reviewed and may be increased if warranted. In general, if a participant’s role and performance level have not changed significantly, and his or her salary is consistent with market levels of pay, the participant can typically expect a modest increase in base salary in a given year.

With respect to 2007, Mr. Rydin’s base salary was determined pursuant to his employment agreement negotiated with Madison Dearborn in connection with the merger. The base salaries of our other executive officers were established by the Predecessor’s Compensation Committee prior to the merger consistent with prior practice under the Program, and were subsequently reviewed and confirmed by our current Compensation Committee following the merger. With respect to

2008, Mr. Rydin’s base salary was established and approved solely by the Compensation Committee, while the base salaries of the other executive officers were established and approved by the Compensation Committee based upon input and recommendations from Mr. Rydin.

Annual Cash Incentives (Bonuses). We believe that a significant portion of an executive’s compensation should be tied to our performance. Therefore, in addition to a base salary, we provide a Management Incentive Plan (the “MIP”) which constitutes the variable, performance-based component of an executive’s cash compensation. The MIP is designed to reward members of management and other key individuals for performance within the applicable fiscal year. The MIP provides for a target incentive opportunity for each participant consistent with market practice for his or her position or job function. If the Company, business unit (if applicable) and individual performance are each at target levels (as pre-approved by the Compensation Committee), the participant’s total cash compensation (base salary, plus MIP incentive) is designed to be competitive with market practice for that role (i.e., generally consistent with the 50th percentile of market ranges established using the peer group data). If performance is above or below target, total cash compensation is likewise designed to be above or below market levels, respectively.

The MIP is structured to provide a “pool” of incentive dollars based on our attainment of certain financial and operating results for the applicable year established and pre-approved by the Compensation Committee. The Company’s actual performance versus the pre-established performance objective determines the actual funding of the MIP incentive pool. The actual pool may exceed the target pool, or may be less than target, or even zero, based on our actual performance during such fiscal year.

Prior to the merger, the applicable financial and operating metric used to measure Company performance was earnings per share (EPS). In 2007, following the merger and given our status as a privately-held company, the financial and operating metric used to measure Company performance was changed from EPS to “Adjusted EBITDA.” For MIP purposes, “Adjusted EBITDA” is defined as net income before net interest expense, income taxes, depreciation and amortization, amortization of deferred financing costs, equity compensation expense, expenses related to the merger transaction, any purchase price accounting adjustments as a result of the merger transaction, and any other nonrecurring or similar costs as may be deemed appropriate by the Board of Directors or Compensation Committee in its discretion.

The 2007 Adjusted EBITDA objective was established by our non-employee directors in February 2007, prior to the formal establishment of our current Compensation Committee in April 2007. In establishing the pre-approved Adjusted EBITDA performance targets used for purposes of the MIP incentive payments, the Compensation Committee seeks to establish an Adjusted EBITDA level that is not easily attainable and is instead intended to require a level of Company financial performance commensurate with that which could reasonably be expected to reward the Company’s equity holders. The Adjusted EBITDA targets are generally based upon the Company’s approved operating budget for the applicable fiscal year, as modified by the Compensation Committee in its discretion, based upon various factors it deems relevant (including, by way of example, its view of the expected level of difficulty of attaining the approved budget). In 2007, the Company achieved an Adjusted EBITDA performance that was slightly below its pre-approved Adjusted EBITDA target. Based upon the calibration methodology contained in the MIP Plan, this resulted in a funding pool equal to 92% of the pool that would have funded if target levels of Adjusted EBITDA performance had been achieved.

Each individual participant’s target MIP incentive bonus payment is established annually by the Compensation Committee and expressed as percentage of the participant’s base salary earned in the fiscal year. The applicable percentage used to establish the participant’s target MIP award is based upon the participant’s position in the Company, performance and market benchmarks. Actual incentive bonus awards paid to individual participants are based upon the following factors:

Company Performance. As noted above, the funding of the overall MIP pool is determined by the Company’s actual performance versus its Adjusted EBITDA target (the “Company Portion”). Performance under the Company Portion of the incentive objective determines an initial award level for each MIP participant which may vary between 0% and 200% of a participant’s target award depending upon the Company’s actual Adjusted EBITDA performance. If actual Adjusted EBITDA exceeds the targeted Adjusted EBITDA, participants would receive an initial award (subject to adjustment as provided below) in excess of 100% of his or her target. If actual Adjusted EBITDA was less than the targeted Adjusted EBITDA, participants would receive an initial award (subject to adjustment as provided below) less than 100% of his or her target. The amount of any initial award above or below target is determined, based on actual Company performance as compared to target, using an award calibration schedule developed by Towers Perrin based upon market practices and approved by the Compensation Committee and included in the MIP Plan. If the Company’s actual Adjusted EBITDA for the applicable fiscal year does not meet or exceed a pre-approved minimum threshold, participants would not receive any award and no other performance factors will be considered.

Business Unit Performance. For certain participants who work within one of our business units, a portion of their MIP target bonus amount is also tied to the segment profit achieved by such business unit as compared to the segment profit objective pre-determined by the Compensation Committee. Actual segment profit performance of the applicable business unit, as compared to this pre-determined objective, is then used as a “multiplier” to increase or decrease the initial award level established using the Company Portion. This multiplier factor will range from 0.0 to 1.50 based upon the actual segment profit performance and a range of corresponding multipliers pre-approved by the Compensation Committee. The MIP Plan provides for a range of segment profit performance (e.g., 95% to 99% of the pre-approved segment profit target) and with respect to each such performance range assigns a corresponding range of multipliers to be applied by the Compensation Committee (e.g., .75 to ..99). Based upon input from management, the Compensation Committee will determine the multiplier to be used. While there are no express factors which must be considered by the Compensation Committee in establishing a particular multiplier, among the factors that may be considered by the Compensation Committee are the relative performance of the Company or business unit as compared to its peers or the market generally, unforeseen economic conditions, matters beyond the Company’s control, other matters or conditions not foreseen at the time the segment profit target was established, the prior history of MIP payouts, the current status of the Company’s total cash and total direct compensation in relation to its peer group, retention concerns and other matters that the Compensation Committee may deem appropriate. If actual segment profit falls below the pre-approved segment profit minimum threshold established by the Compensation Committee, the multiplier factor will be zero, and participants in the applicable business unit will earn a reduced bonus for the year.

Individual Performance. The award level determined as a result of the Company Portion of the incentive objective, modified by the segment profit performance factor, if applicable, may be further modified based on individual performance. An assessment of the participant’s performance against his or her pre-determined key performance objectives established by his or her supervisor (and in the case of Mr. Rydin, by the Compensation Committee) at the start of the fiscal year, combined with an overall assessment of the participant’s individual contributions and performance in the applicable year, will result in a multiplier ranging from -50% to + 25% that will be used to multiply the award determined above in order to calculate the participant’s final incentive award for the fiscal year.

The Compensation Committee has the discretion to modify all or any portion of any award as it deems necessary or appropriate. While there are no express factors which must be considered by the Compensation Committee in exercising this discretion, among the factors that may be considered by the Compensation Committee are input from the Company’s Chief Executive Officer as to individual performance, the relative performance of the Company or business unit as compared to its peers or the market generally, unforeseen economic conditions, matters beyond the Company’s control, other matters or conditions not foreseen at the time the segment profit target was established, the prior history of MIP payouts, the current status of the Company’s total cash and total direct compensation in relation to its peer group, retention concerns and other matters that the Compensation Committee may deem appropriate.

Based upon fiscal year-end results, the funding of the pool is reviewed and approved by the Compensation Committee, and may be modified upward or downward in special circumstances (such as, by way of example only, intervening economic, market or industry factors that may be beyond the Company’s control or other circumstances, actions or events impacting the Company’s financial or operating results that were not contemplated by the Compensation Committee when establishing the performance objectives). Once established and approved by the Compensation Committee, the pool of dollars is allocated among Program participants based on a combination of the above factors. Actual allocations of awards to individual participants are determined by the Chief Executive Officer and the Company’s Salary Committee, based on input from a participant’s direct manager, as well as senior management. All awards made to the Company’s executive officers are reviewed and approved by the Compensation Committee. The Compensation Committee is also responsible for determining the annual incentive amount for the Chief Executive Officer.

In 2008, the MIP program will continue substantially unchanged from 2007. The Company’s 2008 Adjusted EBITDA performance targets and the corresponding segment profit objectives for each of the business units for purposes of the 2008 MIP program were established and approved by the Compensation Committee in February 2008.

Long-Term Incentives (Equity Awards). As a result of the merger, all outstanding awards under the Predecessor’s former equity-based compensation plans were cancelled and converted into the right to receive cash payments with respect to such awards as further described below under “Treatment of Stock Options, Restricted Stock and Performance Shares upon Completion of the Merger.”

In connection with the merger, we entered into new equity arrangements with certain members of senior management of the Company (“Management Investors”). The new equity consists of ownership interests in Holdings LLC issued pursuant to the YCC Holdings LLC 2007 Incentive Equity Plan adopted on February 6, 2007 (the “Management Equity Plan”). The objective of the Management Equity Plan is to align the interests of management with those of Madison Dearborn and the Company’s other investors through direct personal investment that provides the potential for financial benefit to management if it operates the Company in a manner that enhances the equity value of the Company. The value of these investments will only be realized to the extent that significant equity value creation in the Company occurs in the future.

Class A Common Units. Upon the closing of the merger, certain eligible Management Investors purchased Class A common units totaling in the aggregate approximately 0.96% of Holdings LLC’s total Class A common units. The remaining Class A common units were purchased by Madison Dearborn in connection with the consummation of the merger. The purchase price paid by the Management Investors for the Class A common units was $101.22 per unit, the same as that paid by Madison Dearborn in connection with their purchase of Class A common units. These Class A common units were not considered by Madison Dearborn to be compensatory in nature but were instead deemed to be a co-investment opportunity afforded to the eligible Management Investors. Holders of Class A common units are entitled to a return of their capital investment in the Class A common units prior to the Class B common units having any rights to distributions, including in connection with a sale or other liquidation or dissolution of the Company. Thereafter, all units will participate in any residual distributions of the Company on a pro rata basis. The Class A common units are not subject to vesting. Each Management Investor has the right to require the Company to repurchase the Class A common units at original cost if the Company terminates him or her without cause or he or she resigns for good reason prior to the second anniversary of the closing of the merger.

Class B Common Units. Also in connection with the merger, the Board of Directors approved the issuance of Class B common units pursuant to the Management Equity Plan. Class B common units constitute the long-term equity incentive component of the Company’s Program and are available for issuance by the Company to eligible participants. The majority of the authorized Class B common units were issued in connection with the merger, but additional Class B common units were held for issuance to additional eligible participants, including future new hires, under the Management Equity Plan. The Class B common units issued in connection with the merger were purchased at a cost of $1.00 per unit. The Class B common units are subject to a five-year vesting period, with 10% of the units vesting immediately upon the date of purchase and the remainder vesting daily beginning on the sixth month anniversary of the purchase date, continuing over the subsequent 54 month period. If any Management Investor dies or becomes permanently disabled, such Management Investor will be credited with an additional 12 months worth of vesting for his or her Class B common units. The Class B common units are designed to provide for capital gains tax treatment with respect to any gain or loss realized upon the sale or liquidation of the units. All unvested Class B common units will vest upon a sale of all or substantially all of the business to an independent third party so long as the employee holding such units continues to be an employee of the Company at the closing of the sale. Class B common units are also subject to the right of Holdings LLC or, if not exercised by Holdings LLC, of Madison Dearborn, to repurchase such Class B common units upon a termination of employment, as more fully set forth in the applicable equity agreements.

Class C Common Units

In October 2007, the Compensation Committee approved the creation of a new class of equity interest in Holdings LLC, Class C common units, for future issuance to eligible participants under the Management Equity Plan. As approved by the Compensation Committee, the number of remaining authorized and unissued Class B common units would be reduced by any Class C common unit grants actually made, and the number of combined Class B common units and Class C common units could not exceed the initial pool of Class B common units originally reserved in connection with the merger.

Class C common units will otherwise have the same general characteristics as Class B common units, including with respect to time vesting and repurchase terms (except that unvested Class C common units are forfeited rather than repurchased as there is no initial capital outlay for the Class C common units). The Company currently anticipates that all future long-term equity incentive grants will be made using Class C common units.

In determining participation in the Management Equity Plan, as well as specific amounts provided to each participant thereunder, Madison Dearborn considered the practices of other comparable privately-held companies (including other companies in which it holds an investment) as well as the required returns Madison Dearborn will provide its investors. Madison Dearborn believes the opportunities it has provided to the Company’s senior management through the long-term equity incentive awards is competitive with typical practice in the private company/MBO sector. As opposed to the Company’s practice during the time it was a public entity, the Company does not currently anticipate that it will be making any subsequent grants or awards to current equity holders under the Management Equity Plan in the near future.

Other Programs and Perquisites. We also provide our named executive officers, among others, with 401(k) and nonqualified deferred compensation matching programs, and certain named executive officers are provided a car allowance (typically determined by position and/or anticipated travel demands). Specifically, under our 401(k) Plan, we provided a discretionary match for the 2007 plan year that was 50% of the first 4% of eligible earnings up to a maximum of 2% of eligible earnings. Under our nonqualified deferred compensation program an eligible participant may defer up to 100% of total annual salary and incentive compensation. The program will match 100% of the first $10,000 deferred and 50% of the next $20,000 deferred, up to a maximum matching contribution of $20,000. Vehicles are provided to certain executives based on the travel required in their position and their level at the Company. The Company either leases a vehicle for eligible executives or provides a monthly vehicle allowance. We provide such perquisites and other personal benefits as we believe are reasonable and consistent with our overall compensation program to better enable us to attract and retain superior employees for key positions.

Welfare Benefits. The named executive officers are offered health coverage, life and disability insurance under the same programs as all other salaried employees.

Accounting for Share-Based Compensation. Effective as of the beginning of the first quarter of fiscal 2006, we adopted Statement of Financial Accounting Standards No. 123(R) “Share–Based Payment” (“SFAS 123(R)”). SFAS 123(R) establishes fair value as the measurement objective in accounting for share–based payment arrangements and requires all companies to apply a fair–value–based measurement method in accounting for all share–based payment transactions with employees.

With respect to the stock options granted by our Predecessor under its equity plans, the fair value was estimated on the date of grant using a Black–Scholes option valuation model. The risk–free rate was based on the U.S. Treasury yield curve in effect at the time of grant which most closely correlated with the expected life of the options. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the historical exercise behavior of employees. Expected volatility was based on a combination of implied volatilities from traded options on the Predecessor’s stock, historical volatility of the Predecessor’s stock and other factors. Expected dividend yield was based on the Predecessor’s dividend policy at the time the options were granted.

With respect to the new Class B and Class C common units described above, since the Company is no longer publicly-traded, we based our estimate of expected volatility on the average historical volatility of a group of six comparable companies. The historical volatilities of the comparable companies were measured over a 5–year historical period. The Company’s historical volatility prior to the merger was also considered in the estimate of expected volatility. The expected term of the Class B common units granted represents the period of time that the units are expected to be outstanding and is assumed to be 5 years. The Company is not expected to pay dividends, and accordingly, the dividend yield is zero. The risk-free interest rate for a period commensurate with the expected term was based on the U.S. Treasury yield curve in effect at the time of issuance.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, and recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K. The members of the Compensation Committee in 2007 were Robin P. Selati, George A. Peinado, Richard H. Copans and Terry Burman.

Robin P. Selati
George A. Peinado
Richard H. Copans
Terry Burman

Compensation Committee Interlocks and Insider Participation

None of the Compensation Committee members were officers or employees of the Company or its subsidiaries. No executive officer of the Company has served as a member of the Board of Directors or Compensation Committee of another entity, one of whose executive officers served as a member of the Board of Directors or Compensation Committee of the Company.

Executive Compensation Tables

Summary Compensation Table

The following table summarizes the total compensation earned in 2007 and 2006 by our named executive officers:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d) (1)	(e) (2)	(f) (3)	(g) (4)	(h) (5)	(i) (6)	(j) (7)
Craig W. Rydin
Chairman and Chief	2007	$843,654	$155,000	$1,056,377	$1,018,011	$776,162		$79,750	$3,928,953
Executive Officer	2006	774,228	—	1,188,045	442,753	1,022,000	—	54,493	3,481,519
Harlan M. Kent
President and Chief	2007	$467,654	$90,000	$299,350	$470,730	$350,754	—	$43,208	$1,721,696
Operating Officer	2006	450,000	—	323,128	283,934	400,950	—	40,200	1,498,212
Bruce H. Besanko (8)
Senior Vice President,	2007	$228,863	$176,800	$177,360	$420,716	—	—	$12,562	$1,016,301
Finance and Chief	2006	353,338	—	171,555	158,870	209,883	—	39,318	932,964
Financial Officer
Stephen Farley
Senior Vice President,	2007	$365,352	$157,440	$118,071	$273,075	$128,274	—	$32,600	$1,074,812
Retail	2006	341,271	—	80,155	108,724	331,715	—	26,975	888,840
Richard R. Ruffolo
Senior Vice President,	2007	$351,260	$101,400	$110,030	$223,720	$135,081	—	$23,596	$945,087
Brand, Marketing and Innovation	2006	337,750	—	80,163	73,953	145,908	—	117,407	755,181
Edward R. Medina (9)	2007	$191,240	$52,500	$38,168	$119,894	100,000	—	$4,075	$505,877
Vice President, Finance Principal Accounting Officer and Controller	2006	174,327	—	25,801	66,273	69,190	—	6,351	341,942

(1)	This column represents one-time payments made to the named executive officers in connection with the February 2007 merger under the Special Retention Bonus Plan established by the Predecessor for each employee remaining employed by the Company through the date three months following a change of control or who was terminated without cause prior to such date.
(2)	This column represents the dollar amount recognized by the Company for financial statement reporting purposes in accordance with SFAS 123R with respect to the 2007 and 2006 fiscal years for (i) the fair value of performance shares and restricted stock awards granted in 2006 as well as prior fiscal years, including amounts recognized due to the acceleration of vesting in connection with the merger, in each case for the period of December 31, 2006 to February 5, 2007 (i.e., prior to the merger), and (ii) the fair value of Class B common units issued to the named executive officer during 2007. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. See the “Grants of Plan-Based Awards” table for information on awards granted in fiscal 2007.

These amounts reflect the Company’s accounting expense for these awards, and do not necessarily correspond to the actual value that will be recognized by the named executives.

(3)	This column represents the dollar amount recognized by the Company for financial statement reporting purposes in accordance with SFAS 123R with respect to the 2007 and 2006 fiscal years from the period of December 31, 2006 to February 5, 2007 (i.e., prior to the merger) for the fair value of stock options granted to each of the named executives in 2007 as well as prior fiscal years, including amounts recognized due to acceleration of vesting in connection with the merger. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. In February 2007, all such awards vested and were exchanged for cash payments in connection with the merger. No stock option awards were granted in fiscal 2007.

These amounts reflect the Company’s accounting expense for these awards, and do not correspond to the actual value recognized by the named executives.

(4)	Represents amounts earned in 2007 (and paid in 2008) under the Company’s Management Incentive Plan, which are described below under “— Management Incentive Plan.”

(5)	The Company has no defined benefit pension plans. Earnings under the Company’s nonqualified deferred compensation plans are not “above market.” The Company’s deferred compensation plan provides for investment options through a third party administrator in a variety of mutual funds all of which are widely available. See the text accompanying the “Non-Qualified Deferred Compensation” table below for a description of this plan.
(6)	The dollar value of the amounts shown in this column for 2007 includes the following:

	Vehicle Expense	Matching Contributions Under 401(k) Plan	Executive Deferred Compensation Plan Matching Contributions	Dividend Payments (a)
Craig W. Rydin	$29,913	$4,500	$20,000	$25,337
Bruce H. Besanko	$8,937	$—	$—	$3,625
Harlan M. Kent	$11,958	$4,500	$20,000	$6,750
Stephen Farley	6,600	$4,500	$20,000	$1,500
Richard R. Ruffolo	—	$2,096	$20,000	$1,500
Edward R. Medina	—	3,825	—	250

(a)    The amounts in this column represent dividend equivalent payments paid in connection with the merger with respect to the performance shares issued under the Predecessor’s equity-based compensation plans.

(7)	The salary plus the management incentive plan cash compensation received and reported in the Summary Compensation Table for 2007 represents between 23% and 58% of the total compensation received and reported for each named executive officer.
(8)	Mr. Besanko served as the Company’s Chief Financial Officer during a portion of 2007 but resigned from the Company in July 2007.
(9)	Mr. Medina is not an executive officer of the Company but during the portion of 2007 subsequent to the resignation of Mr. Besanko he performed the duties and functions of the Company’s Principal Financial Officer and is therefore included as a “named executive officer” for these purposes.

Grants of Plan-Based Awards

The following table summarizes information regarding awards granted under the Company’s equity and non-equity incentive plans during 2007:

Name	Grant Date	Board Approval Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock or Units (#) (3)	Grant Date Fair Value of Stock Awards (4)
			Threshold ($) (2)	Target ($)	Maximum ($)
(a)	(b)		(c)	(d)	(e)	(i)	(l)
Craig W. Rydin
-2007 Management Incentive Plan			$42,250	$845,000	$1,690,000
-Class B Common Units	2/6/07	2/6/07				94,979	891,853
Harlan M. Kent
-2007 Management Incentive Plan			$17,550	$351,000	$702,000
-Class B Common Units	2/6/07	2/6/07				71,235	668,897
Bruce H. Besanko (5)
-2007 Management Incentive Plan			$10,161	$203,232	$406,463
-Class B Common Units	2/6/07	2/6/07				37,992	356,745
Stephen Farley
-2007 Management Incentive Plan			$9,145	$182,906	$365,812
-Class B Common Units	2/6/07	2/6/07				28,494	267,559
Richard R. Ruffolo
-2007 Management Incentive Plan			$7,030	$140,608	$281,216
-Class B Common Units	2/6/07	2/6/07				23,745	222,966
Edward R. Medina
-2007 Management Incentive Plan			$3,500	$70,000	$140,000
-Class B Common Units	2/6/07	2/6/07				4,274	40,133

(1)	These columns show the potential value of the payout for each named executive officer under the MIP in 2007 if the threshold, target and maximum goals are satisfied. The methodology for determining payout is based on Company performance (based on Adjusted EBITDA), business unit performance (if applicable) and individual performance as described above in the CD&A. In 2007, the Company’s actual Adjusted EBITDA was slightly below its pre-approved Adjusted EBITDA objective and as a result, the initial award level established for participants was 92% of the participant’s target bonus with respect to the company performance component. The business unit performance component uses a “multiplier” ranging from 0.0 to 1.50 to increase or decrease the initial target award level of 92%. In 2007, our wholesale division exceeded its pre-established segment profit target and our retail division did not attain its pre-established target. The MIP award is further modified for individual performance using a factor ranging from -50% to + 25% that is used to multiply the award determined above in order to calculate the participant’s final incentive award for the fiscal year. The threshold amount can be zero if the Company performance component is below its Adjusted EBITDA target. Actual bonus payments for the fiscal year are listed in column (g) of the “Summary Compensation Table”.
(2)	Under the 2007 MIP Plan, if the Company’s actual Adjusted EBITDA is less than 85% of the pre-approved Adjusted EBITDA target, then the Company Portion of the MIP award is $0 and no bonus payments would be made. The amounts shown in this column reflect the amounts that would be paid under the Company Portion of the 2007 MIP Plan assuming (i) the Company achieved the 85% “threshold” Adjusted EBITDA performance and (ii) no adjustments to that award were made under the Business Performance or Individual Performance components of the 2007 MIP Plan.
(3)	The amounts in this column reflect the number of Class B common units of Holdings LLC issued to the named executive officer in connection with the February 2007 merger.
(4)	The “fair value” shown in this column represents the value established by the Company as of the grant date for financial statement reporting purposes in accordance with SFAS 123R. These amounts reflect the Company’s accounting expense for these awards, and do not necessarily correspond to the actual value that will be recognized by the named executives.
(5)	Mr. Besanko resigned from the Company in July 2007 and therefore was not eligible for a MIP bonus payment with respect to 2007.

Employment Contracts

Craig W. Rydin

On February 6, 2007, the Company entered into an Employment Agreement with Craig W. Rydin, the Chief Executive Officer of the Company, that superceded his former employment agreement dated May 2, 2001 with the Company. The agreement is for a term of 36 months, with automatic 1-year renewals unless either Mr. Rydin or the Company give notice of non-renewal within 30 days prior to the end of the initial 36-month term or any subsequent 1-year term. The Employment Agreement terminates immediately upon Mr. Rydin’s resignation, disability (as defined in the Executive Severance Agreement) or death and is also terminable by the Company with or without cause. Mr. Rydin’s Executive Severance Agreement with the Company, dated September 15, 2006, remains in full force and effect and contains certain non-competition and non-solicitation covenants to which Mr. Rydin is subject. See “—Termination and Change in Control Arrangements.”

During the term of the Employment Agreement, the Company will pay Mr. Rydin a base salary of $845,000 per year. Mr. Rydin is also eligible for an annual bonus based on the achievement of targeted performance objectives as established by the Board of Directors in consultation with Mr. Rydin as the Chief Executive Officer. The Employment Agreement provides for a target bonus percentage equal to 100% of his base salary, but the bonus percentage may be reduced to 85% of his base salary based on performance that only meets certain threshold performance objectives and may be increased to as high as 200% of his base salary for performance that significantly exceeds the targeted performance objectives.

Mr. Rydin is eligible to receive payment of any annual bonus for a fiscal year only if he remains employed by the Company throughout such fiscal year; provided, that if Mr. Rydin’s employment is terminated as a result of death or disability (as defined in the Executive Severance Agreement), he shall be entitled to a pro-rated portion of his annual bonus to be determined in good faith by the Board of Directors, based on the year’s bonus metrics and the Company’s performance to date. If Mr. Rydin’s employment is terminated for any reason after the completion of any fiscal year but prior to the payment of any accrued target annual bonus earned in such fiscal year, he shall be entitled to payment of such earned but not yet paid annual bonus, except in the case of a termination for cause (as defined in the Executive Severance Agreement), in which case Mr. Rydin shall not be entitled to an annual bonus.

If, following an initial public offering of the Company, Holdings LLC or Parent’s equity securities, a change in “the ownership or effective control” or “a substantial portion of the assets” occurs within the meaning of Section 280G of the Code of the company whose equity securities are offered in the initial public offering, the Company will pay to Mr. Rydin an amount that, on an after-tax basis, equals any excise tax payable by Mr. Rydin pursuant to Section 4999 of the Code, by reason of any entitlements that are described in Section 280G(b)(2)(A)(i) of the Code, to the extent such entitlements result from such change in control event.

In addition, if any Executive Committee officer, including Mr. Rydin, is terminated without “cause” (as defined in the executive’s severance agreement and described below under “—Termination and Change in Control Arrangements”) within the two years following the closing of the merger, and as a result becomes subject to an excise tax under Section 4999 of the Code, the Board of Directors and Mr. Rydin will in good faith determine the amount of any payment to be made to such executive committee officer to offset in whole or in part the cost of such excise tax, provided that in no event will the aggregate of all such payments made to all Executive Committee officers exceed $2 million. As used herein, the Executive Committee officers are Craig Rydin, James Perley, Mike Thorne, Paul Hill, Bruce Besanko, Martha LaCroix, Steve Farley, Harlan Kent and Richard Ruffolo.

In September 2006, all of the named executive officers signed Executive Severance Agreements with the Company described below under “—Termination and Change in Control Arrangements.” Additionally, Mr. Besanko and Mr. Kent’s prior employment agreements with the Company were terminated upon completion of the merger in February 2007.

Management Incentive Plan

The MIP is structured to provide an initial funding pool, the size of which is typically determined by the Company’s annual Adjusted EBITDA performance compared to a pre-determined annual Adjusted EBITDA target. This comparison was also used to establish the initial award level for each participant under the MIP (the “Company Portion”). In 2007, the Company’s performance was slightly below its pre-approved Adjusted EBITDA objective and the total incentive pool was funded at 92% of target. As described above in the CD&A, a participant’s award in the MIP Plan will be calculated using the Company Portion as a base and then one multiplier (individual performance) for a non-business unit employee or two multipliers (business unit performance and individual performance) for a retail or wholesale business unit employee. The business unit performance multiplier will range from 0.0 to 1.50 based upon the actual segment profit performance and a range of corresponding multipliers pre-approved by the Compensation Committee. In 2007, the wholesale segment exceeded its pre-established segment profit target and participants in the wholesale segment generally had their initial award levels increased above 92% of target by the application of the segment profit multiplier described above. Our retail division did not attain its pre-established segment profit target and participants in our retail division therefore generally had their initial award levels decreased below the initial level of 92% of target.

The award level determined as a result of company performance and segment profit performance, if applicable, may be further modified based on individual performance. An assessment of the participant against his or her pre-determined “key performance objectives,” combined with an overall assessment of the participant’s individual performance in the applicable year, will result in a factor ranging from -50% to +25% that will be used to multiply the participant’s award in order to calculate the participant’s final incentive award for the fiscal year.

As a general rule, subject to adjustments made based upon achievement of individual performance goals, participants not included in one of the two business units received approximately 92% of their respective targets, with wholesale participants receiving higher amounts and retail participants receiving lower amounts.

Individual targets under the MIP are determined as a percentage multiplied by base salary earned in the fiscal year. The percentage is set based upon a participant’s level in the Company, performance goals and market rates. For the named executive officers, the 2007 MIP bonus targets were as follows: Mr. Rydin (100%), Mr. Kent (75%), Mr. Besanko (55%), Mr. Farley (50%), Mr. Ruffolo (40%) and Mr. Medina (35%).

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding equity awards held by our named executive officers at the end of fiscal 2007:

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
(a)	(g) (1)	(h) (2)
Craig W. Rydin 2/6/07	77,942	$1,367,882
Harlan M. Kent 2/6/07	58,457	$1,025,920
Bruce H. Besanko 2/6/07	—	$—
Stephen Farley 2/6/07	23,383	$410,372
Richard R. Ruffolo 2/6/07	19,486	$341,979
Edward R. Medina 2/6/07	3,508	$61,565

(1)	Represents the number of unvested Class B common units granted to the named executive officer in 2007. Class B common units are subject to a five-year vesting period, with 10% of the units vesting immediately upon the date of purchase and the remainder vesting daily beginning on the sixth month anniversary of the purchase date, continuing over the subsequent 54 month period.
(2)	This column reflects the most recent value of Class B common units established by the Company for financial statement reporting purposes in accordance with SFAS 123R. These amounts reflect the Company’s accounting expense for these awards, and do not necessarily correspond to the actual value that will be recognized by the named executives.

Option Exercises and Stock Vested

The following table summarizes the number of options exercised and shares of stock vested in 2007 for each of our named executive officers:

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#) (1)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#) (2)	Value Realized on Vesting ($) (3)(4)
(a)	(b)	(c)	(d)	(e)
Craig W. Rydin
-Stock option grants	512,800	$7,743,292
-Performance shares			36,668	$1,274,216
-Restricted shares			20,000	695,000
-Class B units			17,037	298,999
Harlan M. Kent
-Stock option grants	160,000	$1,566,050
-Performance shares			8,334	$289,589
-Restricted shares			4,000	139,000
-Class B units			12,778	224,254
Bruce H. Besanko
-Stock option grants	82,000	$313,880
-Performance shares			7,834	$272,216
-Restricted shares			2,500	86,875
-Class B units			3,799	66,676
Stephen Farley
-Stock option grants	55,000	$185,300
-Performance shares			3,333	$115,836
-Restricted shares			1,500	52,125
-Class B units			5,111	89,698

Richard R. Ruffolo
-Stock option grants	42,000	$311,280
-Performance shares			3,333	$115,836
-Restricted shares			1,500	52,125
-Class B units			4,259	74,745
Edward R. Medina
-Stock option grants	27,125	$207,663
-Performance shares			500	$17,376
-Restricted shares			1,500	52,125
-Class B units			766	13,443

(1)	In connection with the February 2007 merger all outstanding stock options became fully vested and were cancelled and converted into a right to receive cash equal to the excess, if any, of $34.75 over the per share exercise price of such option.
(2)	In connection with the February 2007 merger all restricted shares became fully vested and, together with all issued performance shares, were cancelled and converted into a right to receive cash equal to $34.75 per share. Class B common units are subject to a five-year vesting period, with 10% of the units vesting immediately upon the date of purchase and the remainder vesting daily beginning on the sixth month anniversary of the purchase date, continuing over the subsequent 54 month period.
(3)	With respect to the Class B common units, the amounts in this column reflect the number of vested units held at the end of the fiscal year multiplied by the fair value of such units determined using the most recent value established by the Company for financial statement reporting purposes in accordance with SFAS 123R. These amounts reflect the Company’s accounting expense for these awards, and do not necessarily correspond to the actual value that will be recognized by the named executives.
(4)	In connection with the February 2007 merger, we issued to each holder of a performance shares award a number of performance shares equal to (i) with respect to the 2004-2006 performance period, 60% of the target number of such holder’s performance shares awards, (ii) with respect to the 2005-2007 performance period, 66.67% of the target number of such holder’s performance shares awards and (iii) with respect to the 2006-2008 performance period, 33.33% of the target number of such holder’s performance shares awards. At the consummation of the merger on February 6, 2007, each such performance share was converted in to the right to receive, for each performance share, $34.75. We also paid to each holder of performance shares so issued an amount equal to the sum of (i) the product of (x) $0.50 and (y) the number of performance shares in respect of the 2004-2006 and 2005-2007 periods held by such holder, and (ii) the product of (x) $0.25 and (y) the number of performance shares in respect of the 2006-2008 period held by such holder; these cash payments represented the “dividend equivalent payments” contemplated under the agreements.

Non-Qualified Deferred Compensation

The following table summarizes the benefits to our named executive officers under our Executive Deferred Compensation Plan:

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
(a)	(b)	(c) (1)	(d) (2)(3)	(e) (4)	(f) (3)(4)
Craig W. Rydin	$30,000	$20,000	$16,475	427,063	$26,755
Bruce H. Besanko	$89,529	$20,000	$4,650	226,268	$0
Harlan M. Kent	$30,000	$20,000	$21,081	376,319	$32,502
Stephen Farley	$30,577	$20,000	$3,727	110,261	$30,554
Richard R. Ruffolo	$29,965	$20,000	$4,454	112,799	$29,484
Edward R. Medina	—	—	—	—	—

(1)	The amounts in this column are also reflected in column (i) of the Summary Compensation Table.
(2)	Earnings on deferred compensation are not included in the Summary Compensation Table because the earnings are not considered above-market or at a preferential rate of earning.
(3)	The table above shows aggregate earnings and aggregate balance for the calendar year ended December 31, 2007.
(4)	In connection with the February 2007 merger, all amounts held in the Executive Deferred Compensation Plan as of the date of the merger were distributed to plan participants.

The Company’s Executive Deferred Compensation Plan (the “Plan”) is available to certain eligible management employees, including the named executive officers, and allows eligible employees the opportunity to defer no more than 100% of his or her annual base salary and 100% of his or her annual bonus or incentive compensation during a calendar year. The Company will make a matching company contribution to any participant who holds the title of senior vice president or higher, any vice president who is a member of the Company’s Executive Committee and any participant designated by the Compensation Committee as eligible. The amount of the company matching contribution equals 100% of the participant’s first $10,000 contributed to his deferral account during the calendar year and 50% of the next $20,000 contributed to his or her deferral account during the calendar year. To receive a company matching contribution, generally participants must be employed by the Company on the last day of the calendar year. Executives invested their account balances in investments accounts selected by the executive from an array of investment options determined by the Predecessor’s Compensation Committee and, following the merger, by the Board of Directors. Executives may change such elections on a daily electronic basis.

Participants who are otherwise eligible to receive matching contributions under the terms of the Plan will receive pro-rata matching contributions in the event of a “change of control” of the Company (as defined in the Plan), termination of the Plan, death or disability of the participant or an amendment to the Plan to eliminate or reduce matching contributions. Accordingly, upon consummation of the February 2007 merger, participants received matching contributions to which they were entitled for the portion of the fiscal year prior to the merger.

Upon termination of employment with the Company, benefits are payable from the deferral account in lump sum form on or about the January 15th immediately following the termination date or if later, 45 days following the participant’s termination of employment unless such employee is a key employee (as defined in the Plan) in which case, the initial payment shall be made no earlier than six months following the termination. Upon death of a participant before commencement of payment, the Company will pay a lump sum representing the account balance to the participant’s beneficiary. Upon death of a participant after commencement of payment, the Company will pay a lump sum representing the account balance to the participant’s beneficiary at the same time and in the same manner as if the participant had survived. Upon a change in control event, benefits shall be distributed to the participant in lump sum form within 30 days following a change in control. A participant forfeits all matching company contributions in the event of his or her termination for “cause” (as defined in the Plan). The Company shall indemnify and hold harmless participants from all costs and expenses (including without limitation reasonable fees and expenses of counsel) incurred by any participant in connection with any effort or litigation to enforce his or her rights under the Plan.

Participants may apply for a withdrawal of all or a portion of their deferred compensation funds to meet a severe financial hardship, plus amounts necessary to pay any income and employment taxes reasonably anticipated as a result of the distribution. The hardship application must be reviewed and approved by the Compensation Committee.

Immediately following the merger, participants in the Executive Deferred Compensation Plan received distributions of all account balances.

Termination and Change in Control Arrangements

Assuming each named executive officer’s (with the exception of Mr. Besanko who resigned from the Company in July 2007 and was therefore not eligible for any payments or benefits as of December 29, 2007) employment was terminated under each of the circumstances set forth below on December 29, 2007, the estimated values of payments and benefits to each named executive officer are set forth in the following table:

Name	Benefit(1)	Termination without Cause more than 24 months after a Change in Control	Termination without Cause or Voluntary Termination for Good Reason by the Executive within 24 Months of a Change in Control	Voluntary Termination by the Executive without Good Reason
Craig W. Rydin	Cash Severance	$2,535,000	$4,225,000	—
	Medical and Dental Benefits	$18,245	$18,245	—
	Outplacement Services	$10,000	$10,000	—
	Repurchase of Class A common units(2)	—	$2,304,982
Harlan M. Kent	Cash Severance	$1,053,000	$1,579,500	—
	Medical and Dental Benefits	$13,686	$13,686	—
	Outplacement Services	$10,000	$10,000	—
	Repurchase of Class A common units(2)	—	$248,799
Stephen Farley	Cash Severance	$548,718	$731,624	—
	Medical and Dental Benefits	$9,124	$9,124	—
	Outplacement Services	$10,000	$10,000	—
	Repurchase of Class A common units(2)	—	$51,420
Richard R. Ruffolo	Cash Severance	$492,128	$632,736	—
	Medical and Dental Benefits	$9,124	$9,124	—
	Outplacement Services	$10,000	$10,000	—
	Repurchase of Class A common units(2)	—	$76,219	—
Bruce Besanko (3)	Cash Severance	—	—	—
	Medical and Dental Benefits	—	—	—
	Outplacement Services	—	—	—
	Repurchase of Class A common units(2)	—	—	$161,952
Edward R. Medina	Cash Severance	$170,000	$240,000	—
	Medical and Dental Benefits	$4,562	$4,562	—
	Outplacement Services	$10,000	$10,000	—
	Repurchase of Class A common units(2)	—	$37,654	—

(1)	The amounts presented above with respect to severance payments include cash amounts payable for accelerated vesting of stock options and restricted shares and specialized treatment of performance shares awards upon a change in control event as provided for in the executive severance agreements. The merger constituted a change in control event and, as a result, our named executive officers became entitled to receive certain cash payments in exchange for their equity awards. See “—Treatment of Stock Options and Restricted Stock in Connection with the Transactions” and “—Treatment of Performance Share Awards in Connection with the Completion of the Transactions” for the value of these cash payments upon consummation of the merger.
(2)	Each management investor has the right to require the Company to repurchase the Class A common units at original cost if the Company terminates him or her without cause or he or she resigns for good reason prior to the second anniversary of the equity purchase agreements entered into in connection with the merger transaction.
(3)	Mr. Besanko resigned voluntarily and without good reason in July 2007. The Company repurchased his Class A units at the original cost of $101.22 per unit for a total repurchase price of $161,952.

Executive Severance Agreements

We are a party to various executive severance agreements with certain of our officers, including the named executive officers. These agreements provide for certain severance benefits to the executive in the event his or her employment is terminated (i) by the Company other than for cause (as defined below), disability or death prior to a change in control event or more than two years following a change in control event or (ii) by the Company other than for cause, disability or death or by the executive for good reason (as defined below) within two years of a change in control event. The consummation of the merger in February 2007 constituted a change in control event as defined in the executive severance agreements.

“Change in Control Event” means an event or occurrence set forth in any one or more of paragraphs (a) through (c) below:

(a) the acquisition by an individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) (a “Person”) of beneficial ownership of any capital stock of the Company if, after such acquisition, such Person beneficially owns (within the meaning of Rule 13d–3 promulgated under the Exchange Act) more than 50% of either (x) the then–outstanding shares of common stock of the Company (the “Outstanding Company Common Stock”) or (y) the combined voting power of the then–outstanding securities of the Company entitled to vote generally in the election of directors (the “Outstanding Company Voting Securities”); provided, however, that for purposes of this paragraph (a), the following acquisitions shall not constitute a Change in Control Event: (i) any acquisition directly from the Company (excluding an acquisition pursuant to the exercise, conversion or exchange of any security exercisable for, convertible into or exchangeable for common stock or voting securities of the Company, unless the Person exercising, converting or exchanging such security acquired such security directly from the Company or an underwriter or agent of the Company), (ii) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company, or (iii) any acquisition by any company pursuant to a Business Combination (as defined below) which complies with clauses (i) and (ii) of paragraph (c) below; or

(b) such time as the Continuing Directors (as defined below) do not constitute a majority of the Board (or, if applicable, the Board of Directors of a successor corporation to the Company), where the term “Continuing Director” means at any date a member of the Board (x) who was a member of the Board on the date of this Agreement or (y) who was nominated or elected subsequent to such date by at least two–thirds of the directors who were Continuing Directors at the time of such nomination or election or whose election to the Board was recommended or endorsed by at least two–thirds of the directors who were Continuing Directors at the time of such nomination or election; provided, however, that there shall be excluded from this clause (y) any individual whose initial assumption of office occurred as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents, by or on behalf of a person other than the Board; or

(c) the consummation of a merger, consolidation, reorganization, recapitalization or share exchange involving the Company or a sale or other disposition of all or substantially all of the assets of the Company (a “Business Combination”), unless, immediately following such Business Combination, each of the following two conditions is satisfied: (i) all or substantially all of the individuals and entities who were the beneficial owners of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such Business Combination beneficially own, directly or indirectly, at least 50% of the then–outstanding shares of common stock and the combined voting power of the then–outstanding securities entitled to vote generally in the election of directors, respectively, of the resulting or acquiring company in such Business Combination (which shall include, without limitation, a company which as a result of such transaction owns the Company or substantially all of the Company’s assets either directly or through one or more subsidiaries) (such resulting or acquiring company is referred to herein as the “Acquiring Company”) in substantially the same proportions as their ownership of the Outstanding Company Common Stock and Outstanding Company Voting Securities, respectively, immediately prior to such Business Combination; and (ii) no Person (excluding any employee benefit plan (or related trust) maintained or sponsored by the Company or by the Acquiring Company) beneficially owns, directly or indirectly, more than 50% of the then–outstanding shares of common stock of the Acquiring Company, or of the combined voting power of the then–outstanding securities of such company entitled to vote generally in the election of directors (except to the extent that such ownership existed prior to the Business Combination).

“Cause” means the executive’s (a) intentional failure to perform his or her reasonably assigned duties, (b) dishonesty or willful misconduct in the performance of his or her duties, (c) involvement in a transaction in connection with the performance of his or her duties to the Company or any of its subsidiaries which transaction is adverse to the interests of the Company or any of its subsidiaries and which is engaged in for personal profit or (d) willful violation of any law, rule or regulation in connection with the performance of his or her duties to the Company or any of its subsidiaries (other than traffic violations or similar offenses).

“Good reason” is defined as (a) a reduction of more than 5% in the executive’s annual base salary in effect immediately prior to the change in control event or a material reduction in the cash incentive compensation opportunities or other employee benefits available to the executive under the executive compensation plan for the fiscal year in which the change in control event occurs, (b) a material adverse change in the executive’s duties and responsibilities (other than reporting responsibilities) from those in effect immediately prior to the change in control event or (c) a requirement that the officer relocate his or her principal place of business to a location that is in excess of 50 miles from his or her principal place of business immediately prior to the change in control event. The merger constituted a change in control.

Upon a termination described under (i) above, an executive is generally entitled, in addition to earned but unpaid compensation, to the following:

•

cash severance in the form of continued payment of his or her base salary, in accordance with regular payroll practices, for the following periods: (1) in the case of the Chairman and Chief Executive Officer, two years; (2) in the case of the President and Chief Operating Officer and the Chief Financial Officer, 18 months; (3) in the case of Senior Vice Presidents, one year; and (4) in the case of Vice Presidents, six months;

•	a one time payment of his or her incentive award target under the executive compensation plan, pro rata based on the number of days of that fiscal year for which he or she was terminated; and

•

a continuation of medical and dental benefits for the period of time during which severance will be paid or until the executive is eligible to receive such benefits from another employer, whichever is earlier.

Upon a termination described under (ii) above, an executive is generally entitled, in addition to earned but unpaid compensation, to the following:

•

cash severance in the form of a one-time payment of the following amount: (1) in the case of the Chairman and Chief Executive Officer, 200% of the sum of his base salary plus his incentive award target under the executive compensation plan; (2) in the case of the President and Chief Operating Officer and the Chief Financial Officer, 150% of the sum of his base salary plus his incentive award target under the executive compensation plan; (3) in the case of Senior Vice Presidents, 100% of the sum of his or her base salary plus his or her incentive award target under the executive compensation plan; and (4) in the case of Vice Presidents, the sum of (a) 50% of his or her base salary plus (b) his or her incentive award target under the executive compensation plan;

•	a one-time payment of his or her incentive award target under the executive compensation plan, pro rated based on the number of days of that fiscal year for which he or she was terminated; and

•

a continuation of medical and dental benefits and all other employee benefits for the period of time during which severance will be paid or until the executive is eligible to receive such benefits from another employer, whichever is earlier. The Agreements provide for certain severance benefits to the executive in the event his or her employment is terminated under specified circumstances, as well as certain benefits upon a change in control event.

The executive severance agreements also provided for accelerated vesting of stock options and restricted shares and specialized treatment of performance shares awards upon a change in control event. As the merger constituted a change in control event, all of such awards were cancelled in exchange for cash payments as described below under “—Treatment of Performance Share Awards in Connection with Completion of the Transactions,” and “—Treatment of Stock Options and Restricted Stock upon Completion of the Transactions.”

As partial consideration for the benefits provided under the executive severance agreements, the executive is bound by a confidentiality agreement as well as non-compete and non-solicitation provisions included in the executive severance agreements. The non-compete provision prohibits the executive from engaging in or being affiliated with any business which is competitive with the Company while employed by the Company and for a period of two years after the termination of such employment for any reason. The non-solicitation provision prohibits the executive, either alone or in association with others, from soliciting any employee of the Company to leave the employ of the Company unless such individual’s employment with the Company has been terminated for a period of six months or longer. In addition, the executive’s receipt of the severance benefits would be contingent upon the executive signing a customary general release of claims against the Company.

In connection with the merger, Madison Dearborn agreed that if any executive committee officer is terminated without “cause” (as defined in the executive severance agreements) within the two years following the merger, and as a result becomes subject to an excise tax under Section 4999 of the Code, the Board of Directors and the executive will in good faith determine the amount of any payment to be made to such Executive Committee officer to offset in whole or in part the cost of such excise tax, provided that in no event will the aggregate of all such payments made to all executive committee officers exceed $2 million.

Additionally, if following an initial public offering of the Company, Holdings or Parent’s equity securities, a change in “the ownership or effective control” or “a substantial portion of the assets” occurs within the meaning of Section 280G of the Code of the company whose equity securities are offered in the initial public offering, the Company will pay to the executive committee officers an amount that, on an after-tax basis, equals any excise tax payable by such officer pursuant to Section 4999 of the Code, by reason of any entitlements that are described in Section 280G(b)(2)(A)(i) of the Code, to the extent such entitlements result from such change in control event.

Repurchase of Class A and Class B common units upon Termination of Employment

Certain members of our management team purchased Class A and Class B common units in connection with the merger transactions on February 6, 2007. The purchase of such units are considered part of the compensation and incentive arrangements offered to such executives.

Class A Unit Repurchase. Pursuant to the Class A unit purchase agreement, if, at any time prior to the second anniversary of the date of such agreement, the executive is terminated by the Company without “cause” or the executive resigns for “good reason” (each as defined in the unit purchase agreement), the executive may elect to require the Company to repurchase all, but not less than all, of the executive’s Class A common units pursuant to the terms of a “put option.” The purchase price for the repurchased Class A common units is the original cost of such units paid by the executive. Original cost for units purchased in connection with the merger transactions was $101.22 per Class A common unit.

Class B Unit Repurchase. Pursuant to the Class B unit purchase agreement, in the event executive ceases to be employed by the Company for any reason, all Class B common units shall be subject to repurchase at the Company’s option. In the event of a termination of employment, (i) the purchase price for each unvested Class B common unit shall be the lesser of (A) executive’s “original cost” for such unvested unit and (B) the Fair Market Value (as defined below) of such unvested unit as of the date of repurchase, and (ii) the purchase price for each vested Class B common unit shall be the Fair Market Value of such vested unit as of the date of repurchase; provided, however, if Executive employment is terminated with Cause (as defined in the unit purchase agreement), the purchase price for each Class B common unit (whether vested or not) shall be the lesser of (A) executive’s original cost for such unit and (B) the Fair Market Value of such unit as of the date of repurchase. With respect to the Class B unit purchase agreements entered into as of the merger transaction in February 2007, original cost for the Class B common units was $1.00. “Fair Market Value” of any unit will be determined in good faith by the Board in its sole discretion in accordance with the provisions of the applicable equity documents.

Acceleration of Class B Units. If the executive’s employment is terminated as a result of death or disability, an additional amount of Class B common units equal to the lesser of (i) twenty percent (20%) of the aggregate number of units held by the executive and (ii) the remainder of executive’s unvested units, shall automatically become vested units. In addition, upon the occurrence of a Sale of the Company (as defined in the unit purchase agreement), on or prior to the fifth anniversary of the date of the unit purchase agreement, all unvested Class B common units shall become vested units so long as the executive is, and has been continuously, employed by the Company from the date of the unit purchase agreement through the date on which such Sale of the Company occurs.

Treatment of Units upon Sale of the Company.

In the event a “Sale of the Company” (as defined below) occurs, each holder of Class A common units and Class B common units (including unvested Class B common units) shall receive in exchange for such units an amount equal to the amount that such holder would have received in a complete liquidation of Holdings (after satisfaction or assumption of all debts and liabilities) in accordance the terms of the Limited Liability Company Agreement. In addition, each unitholder will bear his pro rata share of the expenses incurred in connection with the Sale of the Company.

“Sale of the Company”, as defined in The Limited Liability Company Agreement, means the sale of Holdings LLC (or the Company) to an independent third party or group of independent third parties pursuant to which such party or parties acquire (i) equity securities of Holdings (or the Company) possessing the voting power to elect a majority of the Board (or the board of directors of the Company) (whether by merger, consolidation or sale or transfer of Holdings or the Company’s equity securities) or (ii) all or substantially all of Holdings or the Company’s assets, in each case determined on a consolidated basis; provided that the term “Sale of the Company” shall not include a public offering.

Director Compensation

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c) (1)	Total ($) (h)
Robin P. Selati	$0	$0	$0
George A. Peinado	$0	$0	$0
Richard H. Copans	$0	$0	$0
Terry Burman	$0	$0	$0

(1)	This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2007 fiscal year for the fair value of Class C common units issued in fiscal 2007 in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. These amounts reflect the company’s accounting expense for these awards, and do not correspond to the actual value that will be recognized by the named executives.

Overview of Director Compensation

Following the merger, our Board of Directors consisted of Robin P. Selati, George A. Peinado, Richard H. Copans, Craig W. Rydin and Harlan M. Kent. Messrs. Selati, Peinado and Copans are affiliates of Madison Dearborn ( “Madison

Dearborn Directors”). Messrs. Rydin and Kent are employees of the Company (“Management Directors”). Under the Director Compensation practices of the Company, neither Madison Dearborn Directors nor Management Directors are entitled to fees or equity compensation for services as directors.

In October 2007 the Compensation Committee established a Director Compensation Plan for independent directors (defined as directors who are neither Madison Dearborn Directors nor Management Directors) consisting of the following elements: (i) a base annual retainer of $35,000, (ii) Committee meeting fees of $1,500 per meeting attended in person and $750 per meeting participated in via telephone, and (iii) an equity award designed to provide a target net equity value of $500,000 based upon a liquidation value model approved by the Compensation Committee.

In October 2007, Terry Burman was appointed to the Board of Directors. Mr. Burman is an independent director and is therefore eligible to be paid pursuant to the foregoing Director Compensation Plan. There were no meetings in 2007 subsequent to Mr. Burman’s appointment and no fees were therefore paid. Mr. Burman will be paid a base annual retainer of $35,000 beginning in 2008.

All of our directors are reimbursed for out-of-pocket expenses incurred in connection with attending all board and other committee meetings.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDER MATTERS

We are an indirect, wholly-owned subsidiary of Holdings LLC. All of our capital stock is owned by Parent, which in turn is owned by Holdings LLC. Holdings LLC was capitalized in connection with the 2007 merger with approximately $433.1 million of equity capital in the form of Class A and Class B common units. As of March 7, 2008, Holdings LLC had 4,271,715 Class A Units and 401,737 of Class B Units outstanding. The following table sets forth information with respect to the beneficial ownership of the capital stock of Holdings LLC by:

•	each person known to us to beneficially hold 5 percent or more of Holdings LLC’s equity;

•	each member of the board of managers of Holdings LLC;

•	each of our named executive officers; and

•

all of our executive officers and directors as a group. Except as noted below, the address for each of the directors and Named Executive Officers is c/o The Yankee Candle Company, 16 Yankee Candle Way, South Deerfield, Massachusetts 01373.

Beneficial ownership has been determined in accordance with the applicable rules and regulations promulgated under the Exchange Act. None of the equity units listed in the table are pledged as security pursuant to any pledge arrangement or agreement.

	Class A Common Units		Class B Common Units
	Number	Percent of Class	Number (1)	Percent of Class	Total Voting Percent (1)(2)
Principal Stockholders:
Madison Dearborn (3)	4,233,353	99.0%	—	—	98.0%

Directors and Named Executive Officers:
Craig W. Rydin	22,772	*	20,624	32.9%	*
Harlan M. Kent	2,458	*	15,468	24.7%	*
Bruce H. Besanko(4)	—	—	—	—	—
Stephen Farley	508	*	6,187	9.9%	*
Richard R. Ruffolo	753	*	5,156	8.2%	*
Edward R. Medina	372	*	928	1.5%	*
Terry Burman	—	*	—	—	—
Robin P. Selati (3)	—	*	—	—	—
George A. Peinado (3)	—	*	—	—	—
Richard H. Copans (3)	—	*	—	—	—
All Directors and Executive Officers as a group (12 persons)	34,070	1.0%	67,543	100.0%	*

*	Denotes less than one percent.
(1)	This column does not include an individual’s purchased but unvested units because he/she does not have voting or dispositive power with respect to such units. Accordingly, an individual’s holdings are represented by the amount of Class B common units vested as of March 7, 2008, plus such amount of Class B common units that vest within 60 days of such date. Class B common units vest on a daily basis. Unvested Class B common units are not included in this column as such unvested units do not provide the holder with voting or dispositive power. For more information about the terms of the Class B common units see “— Certain Relationships and Related Party Transactions.”
(2)	The Class A common units and Class B common units vote together as a single class. The unvested Class B common units do not have voting rights. Pursuant to Holdings LLC’s limited liability company agreement, action of the members can be taken by the affirmative vote of a majority of the common units entitled to vote. For purposes of determining percentage of voting power, each person’s percentage represents such person’s percentage of the shares entitled to vote and excludes the unvested Class B common units.
(3)	Madison Dearborn Capital Partners V–A, L.P. (“MDP V–A”) is the direct beneficial owner of 3,330,116 Class A Units, Madison Dearborn Capital Partners V–C, L.P. (“MDP V–C”) is the direct beneficial owner of 869,884 Class A Units and Madison Dearborn Capital Partners V Executive–A, L.P. (“MDP Executive”) is the direct beneficial owner of 33,353 Class A Units. Madison Dearborn Partners V–A&C, L.P. (“MDP A&C”) is the general partner of MDP V–A, MDP V–C and MDP Executive, and Madison Dearborn Partners, LLC (“MDP LLC”) is the general partner of MDP A&C. John A. Canning, Paul J. Finnegan and Samuel M. Mencoff are the sole members of a limited partner committee of MDP A&C that have the power, acting by majority vote, to vote or dispose of the shares directly held by MDP V–A, MDP V–C and MDP Executive. Messrs. Canning, Finnegan and Mencoff and MDP LLC each hereby disclaims any beneficial ownership of any shares directly held by MDP V–A, MDP V–C and MDP Executive. Each of Messrs. Selati, Peinado and Copans are employed by MDP LLC and disclaim beneficial ownership of the Class A Units held by MDP V–A, MDP V–C and MDP Executive except to the extent of his pecuniary interest therein. The address for MDP LLC and Messrs. Selati, Peinado and Copans is c/o Madison Dearborn Partners, LLC, Three First National Plaza, Suite 3800, 70 West Madison Street, Chicago, Illinois 60602.
(4)	Mr. Besanko’s Class A and Class B common units were repurchased by the Company in connection with his resignation from the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

2007 Merger

On February 6, 2007, Holdings LLC acquired all of the outstanding capital stock of The Yankee Candle Company, Inc. for approximately $1,413.5 million in cash. In connection with the merger, options to purchase our common stock under our existing equity incentive plans that were outstanding immediately prior to the consummation of the merger (whether or not then vested or exercisable) were canceled at the consummation of the merger and each holder of an option became entitled to receive, for each share of common stock subject to such option, an amount in cash equal to the excess, if any, of $34.75 over the per share exercise price of such option. In addition, any shares of restricted stock granted by the Company under any of our prior stock plans, which were outstanding immediately prior to the consummation of the merger, vested and became free of any restrictions as of the consummation of the merger, and were converted into the right of the holders to receive, for each such share of restricted stock, an amount in cash equal $34.75. See Note 5, “Equity Based Compensation,” to the accompanying consolidated financial statements for a description of the payments made to our executive officers and directors in connection with the Merger. In addition, our executive officers received payments in respect of their existing performance awards as described in Note 5, “Equity Based Compensation,” to the accompanying consolidated financial statements and were entitled to receive payments under the Special Retention Bonus Plan as described in the “Summary Compensation Table.”

Payments to Madison Dearborn

In connection with the merger, we entered a management services agreement with an affiliate of Madison Dearborn pursuant to which they will provide us with management and consulting services and financial and other advisory services. Pursuant to such agreement, they received a fee of approximately $15.0 million plus out-of-pocket expenses incurred in connection with the merger transactions. They will also receive an aggregate annual management fee of $1.5 million and reimbursement of out-of-pocket expenses incurred in connection with the provision of such services. The management services agreement includes customary indemnification provisions in favor of the affiliate of Madison Dearborn.

Management Equity Arrangements

In connection with the merger, we entered into equity arrangements with certain members of senior management of the Company (the “Management Investors”). Upon closing of the merger, the Management Investors purchased approximately 0.96% of Holdings LLC’s Class A common units. The purchase price paid by the Management Investors for the Class A common units was $101.22 per unit, the same as that paid by Madison Dearborn in connection with Madison Dearborn’s purchase of Class A common units issued in connection with the merger. The Class A common units are not subject to vesting. The aggregate purchase price paid by the Management Investors for the Class A common units was approximately $4.1 million. The proceeds from the issuances of Class A common units to the Management Investors reduced Madison Dearborn’s investment in Holdings LLC. Each Management Investor has the right to require us to repurchase the Class A common units at original cost if we terminate him or her without cause or he or she resigns for good reason prior to the second anniversary of the closing of the merger.

Additionally, pursuant to an equity incentive plan that was established at the closing of the merger, the Management Investors purchased Class B common units of Holdings LLC representing approximately 9.9% of the residual equity interest of Holdings on a fully diluted basis. The Class B common units were purchased at a cost of $1.00 per unit and 10% of each Management Investor’s Class B common units vested upon the closing of the merger. The remainder of each Management Investor’s Class B common units will began vesting on the six month anniversary of the closing of the merger and thereafter will vest on a pro rata daily basis over the subsequent 54 month period. If any Management Investor dies or becomes permanently disabled, such Management Investor will be credited with an additional 12 months worth of vesting for his or her Class B common units. All unvested Class B common units will vest upon a sale of all or substantially all of our business to an independent third party so long as the employee holding such units continues to be an employee of the Company at the closing of the sale. The Class B common units that have not vested will not have any right to vote and will not be entitled to receive distributions, including tax distributions; provided that the unvested Class B common units will have a priority on any future distributions to the extent that such unvested Class B common units would have been entitled to participate in such prior distribution had such Class B common units been vested.

The following table sets forth the number of Class A and Class B common units of Holdings LLC purchased by the Company’s executive officers in connection with the February 2007 merger. Each executive officer paid $101.22 for each Class A common unit and $1.00 for each Class B common unit.

Name	Number of Class A Common Units	Number of Class B Common Units(1)
Craig W. Rydin	22,772	94,979
Harlan M. Kent	2,458	71,235
Bruce H. Besanko(2)	1,600	37,992
Stephen Farley	508	28,494
Richard R. Ruffolo	753	23,745
Edward R. Medina	372	4,274
All other executive officers as a group (4 total)	7,579	92,606

(1)	Unvested Class B common units are included in this column even though such unvested units do not provide the holder with voting or dispositive power.
(2)	Mr. Besanko’s Class A and Class B common units were repurchased by the Company in connection with his resignation from the Company.

Limited Liability Company Agreement and Unitholders Agreement

The Class A and Class B common units were issued to the Company’s executive officers under the YCC Holdings LLC 2007 Incentive Equity Plan. The rights and obligations of Holdings LLC and the holders of its Class A and Class B common units are generally set forth in Holdings LLC’s limited liability company agreement, Holdings LLC’s unitholders agreement and the Class A and Class B unit purchase agreements, copies of which were filed as exhibits to our registration statement on form S-4 filed on March 30, 2007 with the Securities and Exchange Commission.

Holders of the Class A and Class B common units will be entitled to one vote per Class A common unit and one vote per vested Class B common unit held on all matters submitted to a vote of unitholders. The unitholders will be entitled to allocations of profits and losses (as such terms are defined in the limited liability company agreement) of Holdings LLC and to distributions of cash and other property of Holdings LLC as set forth in the limited liability company agreement. Pursuant to the limited liability company agreement, the Class A common units are entitled to a return of capital after which the Class A common units and Class B common units will share in future distributions on a pro rata basis.

Both the Class A common units and Class B common units are subject to restrictions on transfer, and the Class B common units are also subject to the right of Holdings LLC or, if not exercised by Holdings LLC, Madison Dearborn’s right, to repurchase these Class B common units upon a termination of employment. If an employee’s employment with the Company terminates for any reason other than for cause, vested units can be repurchased at fair market value and unvested units can be repurchased at the lower of original cost and fair market value. Upon a termination for cause, both vested and unvested Class B common units can be repurchased at the lower of original cost and fair market value.

Holdings LLC may issue additional units subject to the terms and conditions of the limited liability agreement. Any units issued will be subject to the transfer restrictions set forth in the limited liability agreement and the unitholders agreement.

If Madison Dearborn seeks to sell all or substantially all of the Company, the Management Investors must consent to the sale and cooperate with Madison Dearborn, which may include selling their securities to the buyer on the terms and at the price negotiated by Madison Dearborn and signing whatever documents are reasonably necessary to consummate the sale.

Prior to an initial public offering, if Madison Dearborn sells a significant portion of its ownership interest in Holdings LLC to a third party (disregarding sales in the public market, transfers to its affiliates and certain other exceptions), the Management Investors will have the option (but will not be required to, except in the case of a sale of all or substantially all of the assets of the Company) to participate in the sale and sell alongside Madison Dearborn on a pro rata basis.

Prior to an initial public offering or a sale of all or substantially all of the Company, each Management Investor will be required to vote his or her units in favor of a board of managers consisting of three representatives of Madison Dearborn and Craig Rydin and Harlan Kent (for so long as they are employed by the Company).

In October 2007, the Compensation Committee approved the creation of a new class of equity interest in Holdings LLC, Class C common units, for future issuance to eligible participants under the Management Equity Plan. As approved by the Compensation Committee, the number of remaining authorized and unissued Class B common units would be reduced by any Class C common unit grants actually made, and the number of combined Class B common units and Class C common units could not exceed the initial pool of Class B common units originally reserved in connection with the merger.

Class C common units will otherwise have the same general characteristics as Class B common units, including with respect to time vesting and repurchase terms (except that unvested Class C common units are forfeited rather than repurchased as there is no initial capital outlay for the Class C common units). The Company currently anticipates that all future long-term equity incentive grants will be made using Class C common units.

Madison Dearborn agreed to reimburse certain Management Investors, in the event such Management Investors are terminated by us without cause prior to the two year anniversary of the closing of the merger, for the amount of any excise tax (plus additional taxes imposed on such amounts) he or she would be obligated to pay under Section 280G of the Internal Revenue Code of 1986, as amended, as a result of the consummation of the merger transactions, not to exceed $2.0 million in the aggregate for all such Management Investors.

Registration Rights Agreement

In connection with the merger transactions, certain of the Management Investors and Madison Dearborn entered into a registration agreement with Holdings LLC under which Madison Dearborn has the right to require Holdings LLC to register any or all of its securities under the Securities Act on Form S–1 or Form S–3, at Holding LLC’s expense. Additionally, certain Management Investors are entitled to request the inclusion of their registrable securities in any registration statement at Holdings LLC’s expense whenever Holdings LLC proposes to register any offering of its securities.

Director Independence

The Company has no securities listed for trading on a national securities exchange or in an automated inter-dealer quotation system of a national securities association which has requirements that a majority of its board of directors be independent. For purposes of complying with the disclosure requirements of the Securities and Exchange Commission, the Company has adopted the definition of independence used by The New York Stock Exchange (“NYSE”). Based on the director independence tests set forth in Rule 303A.02 of the NYSE Listing Standards, we believe Mr. Burman qualifies as an independent director. Note that under Rule 303A.00 of the NYSE Listing Standard, we would be considered a “controlled company” because more than 50% of our voting power is held by another company. Accordingly, even if we were a listed company on NYSE, we would not be required to maintain a majority of independent directors on our board.

Related Party Approval Policy

We do not have a formal related party approval policy for transactions required to be disclosed pursuant to Item 404(a) of Regulation S–K. However, it is our policy to comply with the covenant related to transactions with affiliates that is contained in the indentures governing our outstanding notes.

In 2007, the Company sold products in the ordinary course of business to two wholesale customers in whom Madison Dearborn holds an interest. The Company had sales of approximately $982,000 to Tuesday Morning Corporation and approximately $157,000 to Family Christian Stores, Inc. Messrs. Selati, Peinado and Copans, the three Madison Dearborn employees who serve on the Company’s Board of Directors, were not involved in the transactions.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the fees of Deloitte & Touche LLP, including the member firms of Deloitte Touche Tohmatsu, our independent registered public accounting firm, billed to us for each of the last two fiscal years for audit services and for other professional services:

Type of Fees	2007	2006
Audit Fees (1)	$898,220	$813,101
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	37,943
All Other Fees (4)	—	—

Total	$898,220	$851,044

(1)	In accordance with the applicable SEC definitions and rules, “Audit Fees” are fees billed by Deloitte & Touche LLP for professional services rendered for the audit of the Company’s financial statements for the applicable fiscal year, the audit of the Company’s internal control over financial reporting, and the reviews of the financial statements included in each of the Company’s Quarterly Reports on Form 10-Q during the applicable fiscal year, or any services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the applicable fiscal year.
(2)	In accordance with the applicable SEC definitions and rules, “Audit-Related Fees” are fees billed by Deloitte & Touche LLP for assurance and related services rendered during the applicable fiscal year that are reasonably related to the performance of the audit or review of the Company’s financial statements, and which are not reported as Audit Fees.
(3)	In accordance with the applicable SEC definitions and rules, “Tax Fees” are fees billed by Deloitte & Touche LLP for professional services rendered for tax compliance, tax advice and tax planning.
(4)	In accordance with the applicable SEC definitions and rules, “All Other Fees” are fees billed by Deloitte & Touche LLP for products and services other than those reported as Audit Fees, Audit-Related Fees or Tax Fees.

Pre-Approval Policies and Procedures

The Audit Committee of the Board of Directors has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by the Company’s independent registered public accounting firm. This policy generally provides that the Company will not engage its independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by the Audit Committee or the engagement is entered into pursuant to one of the pre-approval procedures described below.

From time to time, the Audit Committee may pre-approve specified types of services that are expected to be provided to the Company by its independent registered public accounting firm during the next 12 months. Any such pre-approval is detailed as to the particular service or type of services to be provided and is also generally subject to a maximum dollar amount.

The Audit Committee has also delegated to the chairman of the Audit Committee the authority to approve any audit or non-audit services to be provided to the Company by its independent registered public accounting firm. Any approval of services by a member of the Audit Committee pursuant to this delegated authority is reported on at the next meeting of the Audit Committee.

All of the fees disclosed above with respect to 2007 related to services that were approved by the Audit Committee (or the Predecessor’s audit committee with respect to those services approved prior to the Merger) in accordance with the foregoing pre-approval policies and procedures.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Consolidated Financial Statements

The consolidated financial statements listed below are included in this document under Item 8.

Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(b)	Exhibits

See the exhibit index accompanying this filing.

(c)	Financial Statement Schedules

All schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission have been omitted because the information is disclosed in the Consolidated Financial Statements or because such schedules are not required or not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2008.

YANKEE HOLDING CORP.

By	/s/ CRAIG W. RYDIN
Craig W. Rydin
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates noted.

Signature	Capacity	Date

/s/ CRAIG W. RYDIN	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 27, 2008
Craig W. Rydin

/s/ BRUCE L. HARTMAN	Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	March 27, 2008
Bruce L. Hartman

/s/ HARLAN M. KENT	President and Chief Operating Officer Director	March 27, 2008
Harlan M. Kent

/s/ ROBIN P. SELATI	Director	March 27, 2008
Robin P. Selati

/s/ GEORGE A. PEINADO	Director	March 27, 2008
George A. Peinado

/s/ RICHARD COPANS	Director	March 27, 2008
Richard Copans

/s/ TERRY BURMAN	Director	March 27, 2008
Terry Burman

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
1.1	Purchase Agreement, dated February 1, 2007, among Yankee Acquisition Corp., Yankee Holding Corp., Merrill Lynch, Fenner, Pierce & Smith Incorporated and Lehman Brothers Inc., filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

1.2	Joinder to Purchase Agreement, dated February 6, 2007, among The Yankee Candle Company, Inc., Yankee Candle Admin LLC, Yankee Candle Restaurant Corp., Quality Gift Distributors, Inc. and Aroma Naturals, Inc., filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

2.1	Agreement and Plan of Merger, dated October 24, 2006, among YCC Holdings LLC, Yankee Acquisition Corp. and The Yankee Candle Company, Inc., filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

3.1	Amended and Restated Certificate of Incorporation of The Yankee Candle Company, Inc., filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

3.2	Amended and Restated By-laws of The Yankee Candle Company, Inc., filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

3.3	Certificate of Incorporation of Yankee Holding Corp., filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

3.4	Certificate of Amendment to the Certificate of Incorporation of Yankee Holding Corp., filed as Exhibit 3.1 to Yankee Holding Corp.’s Form 10-Q filed on November 8, 2007 for the quarter ended September 29, 2007, is incorporated herein by reference.

3.5	By-Laws of Yankee Holding Corp., filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

3.6	Certificate of Formation of Yankee Candle Admin LLC, filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

3.7	Operating Agreement of Yankee Candle Admin LLC, filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

3.8	Certificate of Incorporation of Yankee Candle Restaurant Corp., filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

3.9	By-Laws of Yankee Candle Restaurant Corp., filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

3.10	Certificate of Incorporation of Quality Gift Distributors, Inc., filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

3.11	By-Laws of Quality Gift Distributors, Inc., filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

3.12	Certificate of Incorporation of Aroma Naturals, Inc., filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

EXHIBIT NO.	DESCRIPTION
3.13	By-Laws of Aroma Naturals, Inc., filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

3.14	Certificate of Formation of YCC Holdings LLC, filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

3.15	Limited Liability Company Agreement of YCC Holdings LLC, dated as of February 6, 2007, by and among the initial members identified therein, filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

4.1	Senior Note Indenture, dated as of February 6, 2007, among Yankee Acquisition Corp., Yankee Holding Corp. and HSBC BANK, USA, NATIONAL ASSOCIATION, as Trustee, filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

4.2	Senior Note Supplemental Indenture, dated February 6, 2007, among The Yankee Candle Company, Inc., Yankee Candle Admin LLC, Yankee Candle Restaurant Corp., Quality Gift Distributors, Inc. and Aroma Naturals, Inc. and HSBC BANK, USA, NATIONAL ASSOCIATION, as Trustee, filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

4.3	Senior Note Notation of Guaranty, dated February 6, 2007, among Yankee Candle Admin LLC, Yankee Candle Restaurant Corp., Quality Gift Distributors, Inc. and Aroma Naturals, Inc., filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

4.4	Senior Note Notation of Guaranty, dated February 6, 2007 of Yankee Holding Corp., filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

4.5	Senior Subordinated Note Indenture, dated as of February 6, 2007, among Yankee Acquisition Corp., Yankee Holding Corp. and HSBC BANK, USA, NATIONAL ASSOCIATION, as Trustee, filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

4.6	Senior Subordinated Note Supplemental Indenture, dated February 6, 2007, among The Yankee Candle Company, Inc., Yankee Candle Admin LLC, Yankee Candle Restaurant Corp., Quality Gift Distributors, Inc. and Aroma Naturals, Inc. and HSBC BANK, USA, NATIONAL ASSOCIATION, as Trustee, filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

4.7	Senior Subordinated Note Notation of Guaranty, dated February 6, 2007, among Yankee Candle Admin LLC, Yankee Candle Restaurant Corp., Quality Gift Distributors, Inc. and Aroma Naturals, Inc., filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

4.8	Senior Subordinated Note Notation of Guaranty, dated February 6, 2007 of Yankee Holding Corp., filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

4.9	Registration Rights Agreement, dated February 6, 2007, among Yankee Acquisition Corp., Yankee Holding Corp., Merrill Lynch, Fenner, Pierce & Smith Incorporated and Lehman Brothers Inc., filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

4.10	Registration Rights Joinder Agreement, dated February 6, 2007, among The Yankee Candle Company, Inc., Yankee Candle Admin LLC, Yankee Candle Restaurant Corp., Quality Gift Distributors, Inc. and Aroma Naturals, Inc., filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

EXHIBIT NO.	DESCRIPTION
4.11	Form of Senior Note (attached as exhibit to Exhibit 4.1), filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

4.12	Form of Senior Subordinated Note (attached to Exhibit 4.5), filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

4.13	Second Supplemental Indenture, dated as of August 21, 2007, by and among The Yankee Candle Company, Inc and the guarantors listed therein and HSBC Bank USA N.A., as trustee relating to the 9 3/4% Senior Subordinated Notes due 2017, filed as Exhibit 4.1 to Yankee Holding Corp.’s Form 10-Q filed on November 8, 2007 for the quarter ended September 29, 2007, is incorporated herein by reference.

4.14	Second Supplemental Indenture, dated as of August 21, 2007, by and among The Yankee Candle Company, Inc and the guarantors listed therein and HSBC Bank USA N.A., as trustee 8 1/2% Senior Notes due 2017, filed as Exhibit 4.2 to Yankee Holding Corp.’s Form 10-Q filed on November 8, 2007 for the quarter ended September 29, 2007, is incorporated herein by reference.

10.1	Credit Agreement, dated as of February 6, 2007, among Yankee Acquisition Corp., Yankee Holding Corp., The Yankee Candle Company, Inc., the lenders party thereto, Lehman Commercial Paper Inc., Sovereign Bank, Wells Fargo Retail Finance, LLC, Lehman Brothers Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

10.2	Guarantee and Collateral Agreement, dated as of February 6, 2007 among Lehman Commercial Paper Inc., Yankee Holding Corp., Yankee Acquisition Corp., The Yankee Candle Company, Inc., Merrill Lynch Capital Corporation, Sovereign Bank, Wells Fargo Retail Finance, LLC, Lehman Brothers Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

10.3	Term Loan Promissory Note, dated February 6, 2007, by the Borrowers party thereto, in favor of Sovereign Bank, filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

10.4	Term Loan Promissory Note, dated February 6, 2007, by the Borrowers party thereto, in favor of Citizens Bank of Massachusetts, filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

10.5	Term Loan Promissory Note, dated February 6, 2007, by the Borrowers party thereto, in favor of CIT, filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

10.6	Revolving Credit Note, dated February 6, 2007, by the Borrowers party thereto, in favor of Sovereign Bank, filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

10.7	Revolving Credit Note, by the Borrowers party thereto, in favor of Citizens Bank of Massachusetts, filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

10.8	Employment Agreement, dated February 6, 2007, between The Yankee Candle Company, Inc. and Craig W. Rydin, filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

10.9	YCC Holdings LLC 2007 Incentive Equity Plan, filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

EXHIBIT NO.	DESCRIPTION
10.10	Form of Class A Unit Purchase Agreement (executive committee), filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

10.11	Form of Class A Unit Purchase Agreement (non-executive committee), filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

10.12	Class A Unit Purchase Agreement, dated February 6, 2007, between YCC Holdings LLC and Madison Dearborn Capital Partners V-A, L.P., Madison Dearborn Capital Partners V-C, L.P., and Madison Dearborn Partners V Executive-A, L.P., filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

10.13	Form of Class B Unit Purchase Agreement (executive committee), filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

10.14	Form of Class B Unit Purchase Agreement (non-executive committee), filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

10.15	Unitholders Agreement, dated February 6, 2007, by and among YCC Holdings LLC, Madison Dearborn Capital Partners V-A, L.P., Madison Dearborn Capital Partners C-A, L.P., Madison Dearborn Capital Partners V Executive-A, L.P., and each of the other persons listed therein, filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

10.16	Management Services Agreement, dated as of February 6, 2007, by and between the Yankee Candle Company, Inc. and Madison Dearborn Partners V-B, L.P., filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

10.17	The Yankee Candle Company, Inc. 1999 Stock Option Award Plan, filed as Exhibit 10.5 to The Yankee Candle Company, Inc.’s Form S-1 filed on June 4, 1999, is incorporated herein by reference.

10.18	Form of Stockholder’s Agreement between The Yankee Candle Company, Inc. and employees, filed as Exhibit 10.7 to The Yankee Candle Company, Inc.’s Form S-1 filed on May 20, 1999, is incorporated herein by reference.

10.19	Form of Executive Severance Agreement, filed as Exhibit 10.1 to The Yankee Candle Company, Inc.’s Form 8-K filed on September 20, 2006, is incorporated herein by reference.

10.20	Special Retention Bonus Plan dated as of September 14, 2006, filed as Exhibit 10.2 to The Yankee Candle Company, Inc.’s Form 8-K filed on September 20, 2006, is incorporated herein by reference.

10.21	Amended and Restated Executive Deferred Compensation Plan, filed as Exhibit 10.3 to The Yankee Candle Company, Inc.’s Form 8-K filed on September 20, 2006, is incorporated herein by reference.

10.22	The Yankee Candle Company, Inc. 2005 Stock Option and Award Plan, filed as Exhibit 99.1 to The Yankee Candle Company, Inc.’s Form 8-K filed on June 8, 2005, is incorporated herein by reference.

10.23	Form of Indemnification Agreement between The Yankee Candle Company, Inc. and its directors and executive officers, filed as Exhibit 99.3 to The Yankee Candle Company, Inc.’s Form 8-K dated June 8, 2005, is incorporated herein by reference.

10.24	Form of Award of Performance Shares Agreement, filed as Exhibit 10.16 to The Yankee Candle Company, Inc.’s Form 10-K filed on March 15, 2005, is incorporated herein by reference.

EXHIBIT NO.	DESCRIPTION
10.25	Management Incentive Plan for 2006 Fiscal Year, filed as Exhibit 99.1 to The Yankee Candle Company, Inc.’s Form 8-K filed on March 2, 2006, is incorporated herein by reference.

10.26	2006 Director Compensation Plan, filed as Exhibit 99.2 to The Yankee Candle Company, Inc.’s Form 8-K filed on March 2, 2006, is incorporated herein by reference.

10.27	Form of outside director Stock Option Agreement, filed as Exhibit 10.1 to The Yankee Candle Company, Inc.’s Form S-1 filed on May 20, 1999, is incorporated herein by reference.

10.28	The Yankee Candle Company Inc. Employee Stock Option Plan and form of Stock Option Agreement, filed as Exhibit 10.4 to The Yankee Candle Company, Inc.’s Form S-1 filed on May 20, 1999, is incorporated herein by reference.

10.29	Form of Restricted Stock Agreement (executives), filed as Exhibit 10.1 to The Yankee Candle Company, Inc.’s Form 8-K filed on March 14, 2006, is incorporated herein by reference.

10.30	Form of Restricted Stock Agreement (directors), filed as Exhibit 10.3 to The Yankee Candle Company, Inc.’s Form 8-K filed on March 14, 2006, is incorporated herein by reference.

21.1	Subsidiaries of The Yankee Candle Company, Inc., filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

*31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.