Form 10-Q
period 2008-03-29
Yankee Holding Corp.
filed 2008-05-09
CIK 1394069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 29, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 7, 2008, there were 499,560 shares of Yankee Holding Corp. common stock, $.01 par value, outstanding, all of which are owned by a holding company, YCC Holdings LLC.

YANKEE HOLDING CORP.

FORM 10-Q – Quarter Ended March 29, 2008

This Quarterly Report on Form 10-Q contains a number of forward-looking statements. Any statements contained herein, including without limitation statements to the effect that Yankee Holding Corp. and its subsidiaries (“Yankee Candle”, the “Company”, “we”, and “us”) or its management “believes”, “expects”, “anticipates”, “plans” and similar expressions, that relate to prospective events or developments should be considered forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. There are a number of important factors that could cause its actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Future Operating Results” and those set forth under Item 1A-Risk Factors. Management undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

This report contains the audited condensed consolidated financial statements of the Successor as of December 29, 2007, the unaudited condensed consolidated financial statements of the Successor as of March 29, 2008, for the thirteen weeks ended March 29, 2008 and the period February 6, 2007 to March 31, 2007. The accompanying unaudited condensed consolidated financial statements for the period December 31, 2006 to February 5, 2007 are those of the Predecessor.

Unless the context requires otherwise, “we,” “us,” “our,” or the “Company” refer to the Successor and its subsidiaries and for the periods prior to February 6, 2007, the Predecessor and its subsidiaries. The Successor is a Delaware corporation formed in connection with the Merger. The Predecessor is a Massachusetts corporation formed in 1976.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

YANKEE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 29, 2008	December 29, 2007
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,305	$5,627
Accounts receivable, net	45,639	52,126
Inventory	81,700	69,963
Prepaid expenses and other current assets	15,544	9,344
Deferred tax assets	22,185	18,271

TOTAL CURRENT ASSETS	168,373	155,331

PROPERTY AND EQUIPMENT-NET	150,609	155,911
MARKETABLE SECURITIES	464	259
GOODWILL	1,019,982	1,019,982
INTANGIBLE ASSETS	410,758	414,242
DEFERRED FINANCING COSTS	27,618	28,654
OTHER ASSETS	1,537	1,418

TOTAL ASSETS	$1,779,341	$1,775,797

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$30,051	$21,613
Accrued payroll	13,471	17,394
Accrued interest	6,300	17,679
Accrued income taxes	—	15,755
Accrued purchases of property and equipment	2,225	2,818
Other accrued liabilities	33,342	35,909
Current portion of long-term debt	6,500	6,500

TOTAL CURRENT LIABILITIES	91,889	117,668

DEFERRED COMPENSATION OBLIGATION	659	410
DEFERRED TAX LIABILITIES	107,450	105,565
LONG-TERM DEBT	1,163,625	1,123,625
DEFERRED RENT	10,218	10,230
OTHER LONG-TERM LIABILITIES	1,907	1,694
COMMITMENTS AND CONTINGENCIES (Note 16)
STOCKHOLDERS’ EQUITY	403,593	416,605

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,779,341	$1,775,797

See notes to condensed consolidated financial statements

YANKEE HOLDING CORP. AND SUBSIDIARIES (AND PREDECESSOR)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(Unaudited)

	Successor	Successor	Predecessor
	Thirteen Weeks Ended March 29, 2008	Period from February 6, 2007 to March 31, 2007	Period from December 31, 2006 to February 5, 2007
Sales	$140,899	$89,617	$53,382
Cost of sales	64,537	66,109	24,553

Gross profit	76,362	23,508	28,829
Selling expenses	49,514	29,443	16,201
General and administrative expenses	14,414	11,822	13,828
Restructuring charge	1,475	—	—

Income (loss) from operations	10,959	(17,757)	(1,200)
Interest income	(12)	(12)	(1)
Interest expense	23,808	15,863	986
Other income	(101)	(10)	(15)

Loss before benefit from income taxes	(12,736)	(33,598)	(2,170)
Benefit from income taxes	(4,878)	(12,866)	(340)

Net loss	$(7,858)	$(20,732)	$(1,830)

See notes to condensed consolidated financial statements

YANKEE HOLDING CORP. AND SUBSIDIARIES (AND PREDECESSOR)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Successor	Successor	Predecessor
	Thirteen Weeks Ended March 29, 2008	Period from February 6, 2007 to March 31, 2007	Period from December 31, 2006 to February 5, 2007
CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES:
Net (loss) income	$(7,858)	$(20,732)	$(1,830)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	11,595	6,872	2,673
Unrealized loss (gain) on marketable securities	17	230	(31)
Stock-based compensation expense	226	480	8,638
Deferred taxes	1,335	(9,755)	(3,905)
Non-cash charge related to increased inventory carrying value	—	26,982	—
Loss on disposal and impairment of property and equipment	462	—	14
Excess tax benefit from exercise of stock options	—	—	(4,317)
Investments in marketable securities	(222)	(368)	(27)
Changes in assets and liabilities:
Accounts receivable, net	6,468	(11,654)	179
Inventory	(11,756)	(4,451)	(2,739)
Prepaid expenses and other assets	(2,061)	(4,253)	336
Accounts payable	8,440	5,398	(4,443)
Income taxes payable	(19,657)	(26,904)	3,642
Accrued expenses and other liabilities	(26,028)	9,263	(8,257)

NET CASH USED IN OPERATING ACTIVITIES	(39,039)	(28,892)	(10,067)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(2,935)	(3,897)	(2,250)
Payment of contingent consideration on Aroma Naturals	(225)	—	—
Acquisition of the Company	—	(1,444,476)	—

NET CASH USED IN INVESTING ACTIVITIES	(3,160)	(1,448,373)	(2,250)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repayments under bank credit agreements	—	(140,000)	—
Borrowings under senior secured term loan facility	—	650,000	—
Borrowings under senior secured revolving credit facility	40,000	35,000	—
Borrowings under senior notes and senior subordinated notes	—	525,000	—
Repurchase of common stock	(121)	—	—
Excess tax benefit from exercise of stock options	—	—	4,317
Deferred financing costs	—	(32,088)	—
Net proceeds from issuance of common stock	—	433,071	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	39,879	1,470,983	4,317

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2)	3	11

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,322)	(6,279)	(7,989)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,627	14,784	22,773

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,305	$8,505	$14,784

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$34,060	$4,253	$903

Income taxes	$13,619	$25,192	$(77)

Net decrease (increase) in accrued purchases of property and equipment	$593	$(763)	$1,520

See notes to condensed consolidated financial statements

YANKEE HOLDING CORP. AND SUBSIDIARIES (AND PREDECESSOR)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

(Unaudited)

1.	ACQUISITION OF THE COMPANY

On October 25, 2006, the Predecessor announced that it had entered into a definitive merger agreement (the “Merger”) under which affiliates of MDP, a private equity investment firm, agreed to acquire all of the outstanding shares of the Predecessor for $34.75 per share in cash. The Board of Directors and shareholders of the Predecessor approved the Merger Agreement. The transaction closed on February 6, 2007 (the “Effective Date”).

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

•	the offering by the Merger Sub of $325,000 of senior notes and $200,000 of senior subordinated notes, which are discussed in Note 7;

•	the refinancing of the Predecessor’s existing indebtedness, which was approximately $140,000 as of February 6, 2007;

•	the merger of the Merger Sub with and into the Predecessor, with the Predecessor as the surviving corporation, and the payment of approximately $1,413,527 as merger consideration; and

•	the payment of approximately $52,925 of fees and expenses related to the transactions, including approximately $4,602 of fees expensed.

Immediately following the Merger, The Yankee Candle Company, Inc. became a wholly–owned subsidiary of the Parent and a wholly–owned indirect subsidiary of Holdings and the equity investors indirectly own all of the Company’s outstanding equity interests.

The purchase price of the Company has been allocated to the assets and liabilities acquired based on their estimated fair market values at the date of acquisition as described in Note 3, “Purchase Accounting.”

The condensed consolidated balance sheets as of March 29, 2008 and December 29, 2007, the condensed consolidated statements of operations and cash flows for the thirteen weeks ended March 29, 2008 and the condensed consolidated statements of operations and cash flows for the period February 6, 2007 to March 31, 2007 show the operations of the Successor. The condensed consolidated statements of operations and cash flows for the period December 31, 2006 to February 5, 2007 are operations of the Predecessor.

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

The Company has separated its historical financial results for the Predecessor and Successor. The separate presentation is required as there was a change in accounting basis, which occurred when purchase accounting was applied to the acquisition of the Predecessor. Purchase accounting requires that the historical carrying value of assets acquired and liabilities assumed be adjusted to fair value, which may yield results that are not comparable on a period–to–period basis due to the different, and sometimes higher, cost basis associated with the allocation of the purchase price.

Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”). The accompanying unaudited condensed financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 29, 2007 included in the Company’s Annual Report on Form 10-K. Unless otherwise indicated, all amounts are in thousands.

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

Management determined the fair value of assets acquired and liabilities assumed. The Company recorded purchase accounting adjustments to increase the carrying value of property and equipment and inventory, to establish intangible assets for tradenames, customer lists and favorable lease commitments and to revalue the Company’s long-term deferred rent obligation, among other items.

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

Goodwill as a result of this transaction is not deductible for tax purposes. See Note 6, “Goodwill and Intangible Assets”, to the condensed consolidated financial statements for additional information.

Total fees and expenses related to the Transactions were approximately $52,925, consisting of approximately $4,602 of indirect transaction costs which were expensed, $15,949 of direct acquisition costs of the Company and $32,374 of deferred financing costs. Such fees include commitment, placement, financial advisory and other transaction fees as well as legal, accounting and other professional fees. The direct acquisition costs are included in the purchase price and are a component of goodwill. Deferred financing costs are comprised of approximately $15,171 related to the senior secured credit facility, which are amortized over 7 years, $10,170 related to the senior notes, which are amortized over 8 years and $7,033 related to the senior subordinated notes, which are amortized over 10 years. See Note 7, “Long-Term Debt”, for a complete description of the senior secured credit facility, senior notes and senior subordinated notes.

4.	EQUITY-BASED COMPENSATION

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

Share-based compensation charges amounted to $8,638 for the period December 31, 2006 to February 5, 2007. There were no share based grants during the period December 31, 2006 to February 5, 2007. The total fair value of stock options that vested during the period from December 31, 2006 to February 5, 2007 prior to the date of the Merger was approximately $96. There were no restricted or performance shares that vested during the period from December 31, 2006 to February 5, 2007 prior to the date of the Merger.

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

As of February 5, 2007, there was approximately $5,238 of total unrecognized compensation cost related to stock option grants and $2,930 of total unrecognized compensation costs related to restricted shares and performance shares awards, under stock–based compensation plans. The consummation of the Merger accelerated the recognition of compensation cost, and accordingly, all of this cost was included in general and administrative expense in the condensed consolidated statements of operations for the period from December 31, 2006 to February 5, 2007.

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

As of March 29, 2008, shares outstanding were as follows:

	Class A Common Units		Class B Common Units	Class C Common Units
Outstanding at December 29, 2007	4,271,715		403,185	475
Granted	—		—	—
Forfeited	—		(2,647)	—
Repurchased	—		(4,060)	—

Outstanding at March 29, 2008	4,271,715		396,478	475

Vested at March 29, 2008	4,271,715		90,868	47

Purchase price of award	$101.22		$1.00	—
Estimated fair market value of award, under SFAS 123(R)	$99.60	(1)	$10.39	$18.55

(1)	Implied value based upon valuation of the Class B common units and the total equity value of $433,071.

The total estimated fair value of equity awards vested during the thirteen weeks ended March 29, 2008 was $161. Share-based compensation charges for the thirteen weeks ended March 29, 2008 were $226.

As of March 29, 2008, there was approximately $2,872 of total unrecognized compensation cost related to Class B and Class C common unit equity awards and there is no expense related to the Class A common unit equity awards. This cost is expected to be recognized over the remaining vesting period, of approximately 56 months (April 2008 to November 2012).

Presented below is a summary of assumptions for the indicated period. There were no grants during the thirteen weeks ended March 29, 2008 or for the period from December 31, 2006 to February 5, 2007 by the Predecessor.

	Successor
Assumptions	Period February 6, 2007 to March 31, 2007 Option Pricing Method Black-Scholes
Weighted average fair value of awards granted	$10.94
Weighted average volatility	30.0	%(1)
Weighted average expected term (in years)	5.0
Dividend yield	—
Weighted average risk-free interest rate	4.7%
Weighted average expected annual forfeiture	—

(1)	The Company used a five-year annualized historical volatility of guideline companies.

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

The Predecessor valued its inventories on the last–in first–out (“LIFO”) basis. The Successor has elected to value its inventories using the first–in first–out (“FIFO”) basis. As a result of the Merger, purchase accounting adjustments of approximately $43,452 were recorded to increase inventories to estimated fair value. During the period February 6, 2007 to March 31, 2007 approximately $26,982 of the increase has been recorded as a cost of sale in the condensed consolidated statement of operations as the related inventory was sold.

The components of inventory were as follows:

	March 29, 2008	December 29, 2007
Finished goods	$75,122	$62,723
Work-in-process	368	559
Raw materials and packaging	6,210	6,681

	$81,700	$69,963

6.	GOODWILL AND INTANGIBLE ASSETS

Intangible Assets

In connection with the Transactions, the Company’s intangible assets were valued by management. The carrying amount and accumulated amortization of intangible assets consisted of the following:

	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
March 29, 2008
Indefinite life:
Tradenames	N/A	$359,862	$—	$359,862

Finite-lived intangible assets:
Customer lists	5	64,700	(15,423)	49,277
Favorable lease agreements	5	2,330	(732)	1,598
Other	3	36	(15)	21

Total finite-lived intangible assets		67,066	(16,170)	50,896

Total intangible assets		$426,928	$(16,170)	$410,758

December 29, 2007
Indefinite life:
Tradename	N/A	$359,862	$—	$359,862

Finite-lived intangible assets:
Customer lists	5	64,700	(12,081)	52,619
Favorable lease agreements	5	2,330	(592)	1,738
Other	3	36	(13)	23

Total finite-lived intangible assets		67,066	(12,686)	54,380

Total intangible assets		$426,928	$(12,686)	$414,242

Total amortization expense from finite–lived intangible assets was $3,484 for the thirteen weeks ended March 29, 2008, $2,139 for the period February 6, 2007 to March 31, 2007 and $178 for the period December 31, 2006 to February 5, 2007. The intangible assets are amortized on a straight line basis. Favorable lease agreements are amortized over the remaining lease term of each respective lease.

Aggregate amortization expense related to intangible assets at March 29, 2008 in the remainder of fiscal 2008 and in each of the next five fiscal years is expected to be as follows:

2008	$10,430
2009	13,761
2010	12,645
2011	12,499
2012	1,353
2013	143
Thereafter	65

Total	$50,896

Goodwill

The Company has two reportable segments – retail and wholesale. In connection with the Transactions, the Company recorded goodwill in the amount of $1,019,757. This goodwill was allocated to retail in the amount of $354,937 and wholesale in the amount of $664,820. Subsequent to the Transactions an additional $225 of goodwill was recorded in relation to an additional purchase price payment related to the Aroma Naturals acquisition. This payment was accrued in the fourth quarter of 2007 and paid during the first quarter of 2008. Aroma Naturals is reported within the wholesale segment.

Goodwill is non-amortizable but is subject to annual impairment tests in accordance with SFAS 142. The Company completed its annual impairment testing of goodwill and indefinite-lived intangible assets as of November 3, 2007 and no impairment was recorded as a result of these tests.

7.	LONG-TERM DEBT

Long-term debt and credit arrangements consisted of the following at March 29, 2008 and December 29, 2007:

	March 29, 2008	December 29, 2007
Senior secured revolving credit facility	$45,000	$5,000
Senior secured term loan facility	600,125	600,125
Senior notes due 2015	325,000	325,000
Senior subordinated notes due 2017	200,000	200,000

Total	1,170,125	1,130,125
Less current portion	6,500	6,500

Long-term debt	$1,163,625	$1,123,625

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

All borrowings under the Credit Facility bear interest at a rate per annum equal to an applicable margin, plus, at the Company’s option, (i) the higher of (a) the prime rate (as set forth on the British Banking Association Telerate Page 5) and (b) the federal funds effective rate, plus one-half percent (0.50%) per annum or (ii) the Eurodollar rate, and resets periodically. In addition to paying interest on outstanding principal under the senior secured credit facility, the Company is required to pay a commitment fee to the lenders in respect of unutilized loan commitments at a rate of 0.50% per annum. As of March 29, 2008, the weighted average combined interest rate on the senior secured term loan facility and senior secured revolving credit facility was 4.63%.

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

The Credit Facility permits all or any portion of the loans outstanding to be prepaid at any time and commitments to be terminated in whole or in part at the Company’s option without premium or penalty. The Company is required to repay amounts borrowed under the senior secured term loan facility in equal quarterly installments in an aggregate annual amount equal to one percent (1.0%) of the original principal amount of the senior secured term loan facility with the balance being payable on the maturity date of the senior secured term loan facility.

Subject to certain exceptions, the Credit Facility requires that 100% of the net proceeds from certain asset sales, casualty insurance, condemnations and debt issuances, and 50% (subject to step downs) from excess cash flow, as defined, for each fiscal year must be used to pay down outstanding borrowings.

The Credit Facility and related agreements contain customary financial and other covenants, including, but not limited to, maximum consolidated total secured leverage (net of certain cash and cash equivalents) and certain other limitations on the Company and certain of the Company’s restricted subsidiaries, as defined in the Credit Facility, ability to incur additional debt, guarantee other obligations, grant liens on assets, make investments or acquisitions, dispose of assets, make optional payments or modifications of other debt instruments, pay dividends or other payments on capital stock, engage in mergers or consolidations, enter into sale and leaseback transactions, enter into arrangements that restrict the Company’s ability to pay dividends or grant liens and engage in transactions with affiliates. The Credit Facility requires that the Company maintain at the end of each fiscal quarter, commencing with the quarter ended December 29, 2007, a consolidated total secured debt (net of certain cash and cash equivalents) to consolidated EBITDA ratio of no more than 4.50 to 1.00. As of March 29, 2008, the consolidated total secured debt to consolidated EBITDA ratio was 3.33 to 1.00.

As of March 29, 2008, $45,000 was outstanding under the senior secured revolving credit facility and there were outstanding letters of credit of $1,494, leaving $78,506 in availability. As of March 29, 2008, the Company was in compliance with all covenants under the Credit Facility.

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

The income tax benefit for the thirteen weeks ended March 29, 2008 was $4,878 compared to $13,206 for the thirteen weeks ended March 31, 2007. The effective tax rates for the thirteen weeks ended March 29, 2008 and March 31, 2007 were 38.3% and 36.9%, respectively. The change in the effective tax rate is primarily the net result of non-recurring effects of the merger in the prior year quarter.

The Company files income tax returns in the U.S. federal jurisdiction, various states, and in the United Kingdom. The Company’s earliest open U.S. federal tax year and United Kingdom tax year is 2005. In addition, open tax years related to states remain subject to examination but are not considered material.

9.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company follows SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133), as amended and related interpretations. SFAS 133 establishes accounting and reporting standards for derivative instruments. Specifically, SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either stockholders’ equity as accumulated other comprehensive income (loss) or net income (loss) depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

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

The Company has determined that the interest rate swap agreement has been appropriately designated and documented as a cash flow hedge under SFAS 133. To record this swap as of March 29, 2008 the Company recorded the fair value of the derivative liability of $18,000 in other current liabilities, offset by $10,957 and $7,043 in other comprehensive loss and deferred taxes, respectively. For the thirteen weeks ended March 29, 2008 and the period February 6, 2007 to March 31, 2007 there was no hedge ineffectiveness recorded in earnings.

10.	FAIR VALUE MEASUREMENTS

On December 30, 2007 the Company adopted SFAS No. 157 “Fair Value Measurements” (SFAS 157), as described in Note 13, “Recent Accounting Pronouncements.” The adoption of SFAS 157 did not have a material effect on the Company’s financial statements. SFAS 157 defines fair value, provides a consistent framework for measuring fair value under GAAP and expands fair value financial statement disclosure requirements. SFAS 157’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect market assumptions. SFAS 157 classifies these inputs into the following hierarchy:

Level 1 Inputs– Quoted prices for identical instruments in active markets.

Level 2 Inputs– Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs– Instruments with primarily unobservable value drivers.

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of March 29, 2008.

	Fair Value Measurements on a Recurring Basis as of March 29, 2008
	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$464	$—	$—	$464

Total Assets	$464	$—	$—	$464

Liabilities
Interest rate swap	$—	$18,000	$—	$18,000
Deferred compensation plan	464	—	—	464

Total Liabilities	$464	$18,000	$—	$18,464

The Company holds marketable securities in its deferred compensation plan. The marketable securities consist of investments in mutual funds and are recorded at fair value based on third party quotes. The Company uses an income approach to value the assets and liabilities for outstanding derivative contracts. As of March 29, 2008 the only derivative instrument outstanding is the interest rate swap described in Note 9, “Derivative Financial Instruments.” The interest rate swap is valued using an income approach which consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contract using current market information as of the reporting date such as the three month LIBOR curve and the creditworthiness of the Company and counterparty.

11.	COMPREHENSIVE LOSS

The computation of comprehensive loss is as follows:

	Successor	Successor	Predecessor
	Thirteen Weeks Ended March 29, 2008	Period February 6, 2007 to March 31, 2007	Period December 31, 2006 to February 5, 2007
Net loss	$(7,858)	$(20,732)	$(1,830)
Other comprehensive (loss) income:
Currency translation adjustments	(33)	20	58
Change in unrealized loss on interest rate swap	(5,227)	(1,457)	—

Other comprehensive (loss) income	(5,260)	(1,437)	58

Comprehensive loss	$(13,118)	$(22,169)	$(1,772)

12.	RELATED PARTY TRANSACTIONS

Upon closing of the Transactions, the Company entered into a management services contract with an affiliate of MDP pursuant to which MDP will provide the Company with management and consulting services and financial and advisory services on an ongoing basis for a fee of $1,500 per year, payable in equal quarterly installments, and reimbursement of out–of–pocket expenses incurred in connection with the provision of such services. Under this management services agreement, the Company also agreed to provide customary indemnification. Pursuant to such agreement, at the closing of the Transactions, MDP received a fee of approximately $15,000 plus out–of–pocket expenses for services rendered in connection with the Transactions. The Company recorded $375 associated with the annual management fee for the thirteen weeks ended March 29, 2008 and for the period February 6, 2007 to March 31, 2007, respectively.

13.	RECENT ACCOUNTING PRONOUNCEMENTS

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

Accordingly, on December 30, 2007 the Company adopted the provisions of SFAS 157 with respect to its financial assets and liabilities. The provisions of SFAS 157 have not been applied to its non-financial assets and liabilities. The application of SFAS 157 to non-financial assets and liabilities is effective for our fiscal year beginning on January 4, 2009. The Company is still evaluating the impact of adopting SFAS 157 with respect to our non-financial assets and liabilities, however, we do not believe the adoption will have a material effect on our financial condition, results of operations and cash flows. See Note 10, “Fair Value Measurements” for the impact of the adoption of SFAS 157 related to the financial assets and liabilities of the Company.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits entities to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements. The Company adopted SFAS 159 on December 30, 2007 and has elected not to apply the fair value option to any of its financial instruments other than those described in Note 10.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 amends and expands the disclosure requirements of SFAS 133 with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments and their impact on an entity’s financial position, financial performance and cash flows. The requirements of SFAS 161 are effective for our fiscal year beginning on January 4, 2009. The Company is in the process of evaluating the impact of adopting SFAS 161 on its financial condition, results of operations and cash flows.

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

The following are the relevant data for the thirteen weeks ended March 29, 2008 (Successor), the period February 6, 2007 to March 31, 2007 (Successor), and the period December 31, 2006 to February 5, 2007 (Predecessor):

Successor Thirteen Weeks Ended March 29, 2008	Retail	Wholesale	Unallocated/ Corporate/ Other	Balance per Consolidated Statements of Operations
Sales	$72,839	$68,060	$—	$140,899
Gross profit	45,301	30,970	91	76,362
Selling expenses	40,411	5,365	3,738	49,514
Operating margin	4,889	25,605	(19,535)	10,959
Other expense, net	—	—	(23,695)	(23,695)
Loss before benefit from income taxes	—	—	—	(12,736)

Successor Period February 6, 2007 to March 31, 2007	Retail	Wholesale	Unallocated/ Corporate/ Other	Balance per Consolidated Statements of Operations
Sales	$42,849	$46,768	$—	$89,617
Gross profit	29,373	21,585	(27,450)	23,508
Selling expenses	23,719	3,269	2,455	29,443
Operating margin	5,654	18,316	(41,727)	(17,757)
Other expense, net	—	—	(15,841)	(15,841)
Loss before benefit from income taxes	—	—	—	(33,598)

Predecessor Period December 31, 2006 to February 5, 2007	Retail	Wholesale	Unallocated/ Corporate/ Other	Balance per Consolidated Statements of Operations
Sales	$26,530	$26,852	$—	$53,382
Gross profit	15,653	13,176	—	28,829
Selling expenses	14,423	1,778	—	16,201
Operating margin	1,230	11,398	(13,828)	(1,200)
Other expense, net	—	—	(970)	(970)
Loss before benefit from income taxes	—	—	—	(2,170)

Revenues from the Company’s international operations were approximately $9,607 for the thirteen weeks ended March 29, 2008 and $5,374 and $2,021 for the periods February 6, 2007 to March 31, 2007 and December 31, 2006 to February 5, 2007, respectively. Long lived assets of the Company’s international operations were approximately $1,094 and $1,215 as of March 29, 2008 and March 31, 2007, respectively. Goodwill at March 29, 2008 amounted to $1,019,982 with retail and wholesale allocated $354,937 and $665,045 respectively.

15.	RESTRUCTURING CHARGE

During the first quarter of fiscal 2008, the Company initiated a restructuring plan designed to close three underperforming Illuminations stores and move the Illuminations corporate headquarters from Petaluma, California to the Company’s South Deerfield, Massachusetts headquarters. In connection with this restructuring plan, a charge of $1,475 was recorded during the thirteen weeks ended March 29, 2008. Included in the restructuring charge was $632 related to lease termination costs, $493 related to non-cash fixed assets write-offs and other costs, and $350 in employee related costs. As of March 29, 2008 the three underperforming stores have been closed. The Company anticipates no further accruals related to this restructuring.

In accounting for the restructuring charges, the Company complied with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred.

The following is a summary of restructuring charge activity:

	Thirteen Weeks Ended March 29, 2008			Accrued as of March 29, 2008
	Expense	Costs Paid	Non-Cash Charges
Occupancy related	$632	$201	$—	$431
Fixed asset impairment and other	493	—	451	42
Employee related	350	94	—	256

Total	$1,475	$295	$451	$729

16.	LOSS CONTINGENCY

The Company accounts for its loss contingencies in accordance with SFAS No. 5, “Accounting for Contingencies” (SFAS 5). SFAS 5 requires that an estimated loss is recorded when information available prior to the issuance of the financial statements indicates that it is probable that an asset has be impaired or a liability has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. If the threshold of probable is not met disclosure of the contingency should be made when there is at least a reasonable possibility that a loss has been incurred.

On May 2, 2008, one of the Company’s wholesale customers, Linens ‘N Things, filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The Company has an outstanding receivable balance due from Linens ‘N Things and is an unsecured creditor with respect to that receivable. At this point in time, the Company does not have sufficient information to conclude as to the ultimate collectability of the receivable and cannot yet reasonably predict the likely outcome of this bankruptcy proceeding. In addition, the amount of the receivable is subject to reconciliation with Linens ‘N Things and that reconciliation has not yet occurred. As a preliminary matter, the Company estimates that its potential credit exposure is anywhere from $0 to $6,000. Accordingly, no provision for loss contingency has been recorded in the accompanying condensed consolidated statements of financial position or operations as of March 29, 2008. The Company will continue to monitor the proceedings.

17.	FINANCIAL INFORMATION RELATED TO GUARANTOR SUBSIDIARIES

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

Condensed consolidating financial information is as follows:

YANKEE HOLDING CORP. AND SUBSIDIARIES (SUCCESSOR)

CONDENSED CONSOLIDATING BALANCE SHEET

March 29, 2008

(in thousands)

	Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$857	$1,855	$593	$—	$3,305
Accounts receivable, net	—	36,972	690	7,977	—	45,639
Inventory	—	71,978	1,627	10,817	(2,722)	81,700
Prepaid expenses and other current assets	—	14,795	259	490	—	15,544
Deferred tax assets	—	22,090	95	—	—	22,185

TOTAL CURRENT ASSETS	—	146,692	4,526	19,877	(2,722)	168,373
PROPERTY AND EQUIPMENT, NET	—	148,740	775	1,094	—	150,609
MARKETABLE SECURITIES	—	464	—	—	—	464
GOODWILL	—	1,010,862	9,120	—	—	1,019,982
INTANGIBLE ASSETS	—	408,027	2,731	—	—	410,758
DEFERRED FINANCING COSTS	—	27,618	—	—	—	27,618
OTHER ASSETS	—	1,264	—	273	—	1,537
INVESTMENT IN SUBSIDIARIES	403,593	5,087	—	—	(408,680)	—

TOTAL ASSETS	$403,593	$1,748,754	$17,152	$21,244	$(411,402)	$1,779,341

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$28,384	$359	$1,308	$—	$30,051
Accrued payroll	—	13,043	125	303	—	13,471
Accrued interest	—	6,300	—	—	—	6,300
Accrued purchases of property and equipment	—	2,225	—	—	—	2,225
Other accrued liabilities	—	30,442	1,825	1,075	—	33,342
Current portion of long-term debt	—	6,500	—	—	—	6,500

TOTAL CURRENT LIABILITIES	—	86,894	2,309	2,686	—	91,889
DEFERRED COMPENSATION OBLIGATION	—	659	—	—	—	659
DEFERRED TAX LIABILITIES	—	107,450	—	—	—	107,450
LONG-TERM DEBT	—	1,163,625	—	—	—	1,163,625
DEFERRED RENT	—	10,207	11	—	—	10,218
OTHER LONG-TERM LIABILITIES	—	1,907	—	—	—	1,907
INTERCOMPANY	—	(25,988)	15,937	12,366	(2,315)	—
STOCKHOLDERS’ EQUITY	403,593	404,000	(1,105)	6,192	(409,087)	403,593

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$403,593	$1,748,754	$17,152	$21,244	$(411,402)	$1,779,341

YANKEE HOLDING CORP. AND SUBSIDIARIES (SUCCESSOR)

CONDENSED CONSOLIDATING BALANCE SHEET

December 29, 2007

(in thousands)

	Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$1,316	$2,341	$1,970	$—	$5,627
Accounts receivable, net	—	40,655	1,251	10,220	—	52,126
Inventory	—	60,580	1,470	9,494	(1,581)	69,963
Prepaid expenses and other current assets	—	8,491	66	787	—	9,344
Deferred tax assets	—	17,841	430	—	—	18,271

TOTAL CURRENT ASSETS	—	128,883	5,558	22,471	(1,581)	155,331
PROPERTY AND EQUIPMENT, NET	—	153,954	829	1,128	—	155,911
MARKETABLE SECURITIES	—	259	—	—	—	259
GOODWILL	—	1,010,862	9,120	—	—	1,019,982
INTANGIBLE ASSETS	—	411,431	2,811	—	—	414,242
DEFERRED FINANCING COSTS	—	28,654	—	—	—	28,654
OTHER ASSETS	—	1,340	—	78	—	1,418
INVESTMENT IN SUBSIDIARIES	422,598	6,370	—	—	(428,968)	—

TOTAL ASSETS	$422,598	$1,741,753	$18,318	$23,677	$(430,549)	$1,775,797

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$20,350	$355	$908	$—	$21,613
Accrued payroll	—	17,016	92	286	—	17,394
Accrued interest	—	17,679	—	—	—	17,679
Accrued income taxes	—	15,755	—	—	—	15,755
Accrued purchases of property and equipment	—	2,818	—	—	—	2,818
Other accrued liabilities	—	31,635	2,934	1,340	—	35,909
Current portion of long-term debt	—	6,500	—	—	—	6,500

TOTAL CURRENT LIABILITIES	—	111,753	3,381	2,534	—	117,668
DEFERRED COMPENSATION OBLIGATION	—	410	—	—	—	410
DEFERRED TAX LIABILITIES	—	105,565	—	—	—	105,565
LONG-TERM DEBT	—	1,123,625	—	—	—	1,123,625
DEFERRED RENT	—	10,220	10	—	—	10,230
OTHER LONG-TERM LIABILITIES	—	1,694	—	—	—	1,694
INTERCOMPANY	—	(28,735)	15,904	22,753	(9,922)	—
STOCKHOLDERS’ EQUITY	422,598	417,221	(977)	(1,610)	(420,627)	416,605

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$422,598	$1,741,753	$18,318	$23,677	$(430,549)	$1,775,797

YANKEE HOLDING CORP. AND SUBSIDIARIES (SUCCESSOR)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Thirteen Weeks Ended March 29, 2008

(in thousands)

	Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
Sales	$—	$135,519	$1,724	$8,674	$(5,018)	$140,899
Cost of sales	—	60,487	1,102	6,806	(3,858)	64,537

Gross profit	—	75,032	622	1,868	(1,160)	76,362
Selling expenses	—	46,532	829	2,213	(60)	49,514
General and administrative expenses	—	14,373	—	—	41	14,414
Restructuring charge	—	1,475	—	—	—	1,475

Income (loss) from operations	—	12,652	(207)	(345)	(1,141)	10,959
Interest income	—	—	—	(12)	—	(12)
Interest expense	—	23,808	—	—	—	23,808
Other income	—	(50)	—	(51)	—	(101)

Loss before benefit from income taxes	—	(11,106)	(207)	(282)	(1,141)	(12,736)
Benefit from income taxes	—	(4,281)	(80)	(80)	(437)	(4,878)

Loss before equity in (earnings of) losses of subsidiaries	—	(6,825)	(127)	(202)	(704)	(7,858)
Equity in (earnings of) losses of subsidiaries, net of tax	7,858	329	—	—	(8,187)	—

Net (loss) income	$(7,858)	$(7,154)	$(127)	$(202)	$7,483	$(7,858)

YANKEE HOLDING CORP. AND SUBSIDIARIES (SUCCESSOR)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Period February 6, 2007 to March 31, 2007

(in thousands)

	Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
Sales	$—	$88,336	$879	$4,752	$(4,350)	$89,617
Cost of sales	—	60,544	1,187	7,465	(3,087)	66,109

Gross profit	—	27,792	(308)	(2,713)	(1,263)	23,508
Selling expenses	—	27,662	547	1,234	—	29,443
General and administrative expenses	—	11,822	—	—	—	11,822

Income (loss) from operations	—	(11,692)	(855)	(3,947)	(1,263)	(17,757)
Interest income	—	—	—	(12)	—	(12)
Interest expense	—	15,863	—	—	—	15,863
Other income	—	(18)	—	8	—	(10)

Loss before benefit from provision for income taxes	—	(27,537)	(855)	(3,943)	(1,263)	(33,598)
Benefit from income taxes	—	(10,735)	(367)	(1,183)	(581)	(12,866)

Loss before equity in (earnings of) losses of subsidiaries	—	(16,802)	(488)	(2,760)	(682)	(20,732)
Equity losses of subsidiaries, net of tax	(20,732)	(3,248)	—	—	23,980	—

Net (loss) income	$(20,732)	$(20,050)	$(488)	$(2,760)	$23,298	$(20,732)

YANKEE HOLDING CORP. AND SUBSIDIARIES (PREDECESSOR)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Period December 31, 2006 to February 5, 2007

(in thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
Sales	$52,861	$555	$1,747	$(1,781)	$53,382
Cost of sales	23,935	385	1,473	(1,240)	24,553

Gross profit	28,926	170	274	(541)	28,829
Selling expenses	15,312	338	551	—	16,201
General and administrative expenses	13,828	—	—	—	13,828

Loss from operations	(214)	(168)	(277)	(541)	(1,200)
Interest income	—	—	(1)	—	(1)
Interest expense	986	—	—	—	986
Other (income) expense	(39)	—	24	—	(15)

Loss before benefit from income taxes	(1,161)	(168)	(300)	(541)	(2,170)
Benefit from income taxes	(144)	(21)	(90)	(85)	(340)

Loss before equity in (earnings of) losses of subsidiaries	(1,017)	(147)	(210)	(456)	(1,830)
Equity losses of subsidiaries, net of tax	357	—	—	(357)	—

Net loss	$(1,374)	$(147)	$(210)	$(99)	$(1,830)

YANKEE HOLDING CORP. AND SUBSIDIARIES (SUCCESSOR)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Thirteen Weeks Ended March 29, 2008

(in thousands)

	Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
CASH FLOWS (USED IN ) PROVIDED BY OPERATING ACTIVITIES:
Net (loss) income	$(7,858)	$(7,154)	$(127)	$(202)	$7,483	$(7,858)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	11,327	129	139	—	11,595
Unrealized loss on marketable securities	—	17	—	—	—	17
Stock based compensation expense	—	226	—	—	—	226
Deferred taxes	—	1,000	335	—	—	1,335
Loss on disposal and impairment of property and equipment	—	462	—	—	—	462
Investments in marketable securities	—	(222)	—	—	—	(222)
Equity in earnings of subsidiaries	7,858	(329)	—	—	(7,529)	—
Changes in assets and liabilities
Accounts receivable, net	—	3,682	560	2,226	—	6,468
Inventory	—	(11,397)	(157)	(1,343)	1,141	(11,756)
Prepaid expenses and other assets	—	(1,968)	(193)	100	—	(2,061)
Accounts payable	—	8,033	3	404	—	8,440
Income Taxes Payable	—	(19,657)	—	—	—	(19,657)
Accrued expenses and other liabilities	—	(24,933)	(850)	(245)	—	(26,028)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	—	(40,913)	(300)	1,079	1,095	(39,039)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	—	(2,894)	(7)	(34)	—	(2,935)
Payment of contingent consideration on Aroma Naturals	—	—	(225)	—	—	(225)

NET CASH USED IN INVESTING ACTIVITIES	—	(2,894)	(232)	(34)	—	(3,160)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Borrowings under senior secured revolving credit facility	—	40,000	—	—	—	40,000
Repurchase of common stock	—	(121)	—	—	—	(121)
Intercompany	—	3,469	46	(2,420)	(1,095)	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	—	43,348	46	(2,420)	(1,095)	39,879

EFFECT EXCHANGE RATE CHANGES ON CASH	—	—	—	(2)	—	(2)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(459)	(486)	(1,377)	—	(2,322)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	1,316	2,341	1,970	—	5,627

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$857	$1,855	$593	$—	$3,305

YANKEE HOLDING CORP. AND SUBSIDIARIES (SUCCESSOR)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Period February 6, 2007 to March 31, 2007

(in thousands)

	Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES:
Net (loss) income	$(20,732)	$(20,050)	$(488)	$(2,760)	$23,298	$(20,732)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	6,761	73	38	—	6,872
Unrealized loss on marketable securities	—	230	—	—	—	230
Stock based compensation expense	—	480	—	—	—	480
Deferred taxes	—	(10,080)	325	—	—	(9,755)
Non-cash charge related to increased inventory carrying value	—	23,234	559	3,189	—	26,982
Investments in marketable securities	—	(368)	—	—	—	(368)
Equity in earnings of subsidiaries	20,732	(3,248)	—	—	(17,484)	—
Changes in assets and liabilities
Accounts receivable, net	—	(10,780)	192	(1,066)	—	(11,654)
Inventory	—	(3,492)	72	(2,270)	1,239	(4,451)
Prepaid expenses and other assets	—	(3,978)	(15)	(260)	—	(4,253)
Accounts payable	—	5,381	10	7	—	5,398
Accrued expenses and other liabilities	—	(17,301)	(463)	123	—	(17,641)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	—	(33,211)	265	(2,999)	7,053	(28,892)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	—	(3,841)	—	(56)	—	(3,897)
Acquisition of the Company	—	(1,440,918)	(1,834)	(1,724)	—	(1,444,476)

NET CASH USED IN INVESTING ACTIVITIES	—	(1,444,759)	(1,834)	(1,780)	—	(1,448,373)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repayments of existing bank loan	—	(140,000)	—	—	—	(140,000)
Net proceeds from issuance of common stock	433,071	—	—	—	—	433,071
Borrowings under senior secured term loan facility	—	650,000	—	—	—	650,000
Deferred financing costs	—	(32,088)	—	—	—	(32,088)
Borrowings under senior secured revolving credit facility	—	35,000	—	—	—	35,000
Borrowings under senior notes and senior subordinated notes	—	525,000	—	—	—	525,000
Intercompany	(433,071)	433,592	1,723	4,809	(7,053)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	—	1,471,504	1,723	4,809	(7,053)	1,470,983

EFFECT EXCHANGE RATE CHANGES ON CASH	—	—	—	3	—	3
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(6,466)	154	33	—	(6,279)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	10,781	2,156	1,847	—	14,784

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$4,315	$2,310	$1,880	$—	$8,505

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

Acquisition of the Company

On February 6, 2007, Holdings acquired all of the outstanding capital stock of the Predecessor for approximately $1,413.5 million in cash. Holdings is owned by affiliates of MDP and certain members of our senior management. The acquisition of The Yankee Candle Company, Inc. was accounted for as a business combination using the purchase method of accounting, whereby the purchase price (including liabilities assumed) was allocated to the assets acquired based on their estimated fair market values at the date of acquisition and the excess of the total purchase price over the fair value of the Company’s net assets was allocated to goodwill. The purchase price paid by Holdings to acquire the Company and related purchase accounting adjustments were “pushed down” and recorded in Yankee Holding Corp.’s and its subsidiaries’ financial statements and resulted in a new basis of accounting for the “successor” period beginning on the day the acquisition was completed. As a result, the purchase price and related costs were allocated to the estimated fair values of the assets acquired and liabilities assumed at the time of the acquisition based on management’s best estimates.

Sales/receivables

We sell our products both directly to retail customers and through wholesale channels. Merchandise sales are recognized upon transfer of ownership, including passage of title to the customer and transfer of the risk of loss related to those goods. In our wholesale segment, products are shipped “free on board” shipping point; however revenue is recognized at the time the product is received for certain customers due to our practice of absorbing risk of loss in the event of damaged or lost shipments for those customers. In our retail segment, transfer of title takes place at the point of sale (i.e., at our retail stores). There are no situations, either in our wholesale or retail segments, where legal risk of loss does not transfer immediately upon receipt by our customers. Although we do not provide a contractual right of return, in the course of arriving at practical business solutions to various claims, we have allowed sales returns and allowances. In these situations, customer claims for credit or return due to damage, defect, shortage or other reason must be pre-approved by us before credit is issued or such product is accepted for return. Such returns have not precluded sales recognition because we have a long history with such returns, which we use in constructing a reserve. This reserve, however, is subject to change. In our wholesale segment, we have included a reserve in our financial statements representing our estimated obligation related to promotional marketing activities. In addition to returns, we bear credit risk relative to our wholesale customers. We have provided a reserve for bad debts in our financial statements based on our estimates of the creditworthiness of our customers. However, this reserve is also subject to change. Changes in these reserves could affect our operating results.

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

Derivative instruments

In accordance with SFAS 133, as amended, the Company had designated certain derivative arrangements entered into on February 14, 2007 as cash flow hedges and recognizes the fair value of the instruments on the consolidated balance sheet. Gains and losses related to a hedge and that result from changes in the fair value of the hedge are either recognized in income immediately to offset the gain or loss on the hedged item, or the effective portion is deferred and reported as a component of other comprehensive income in stockholders’ equity and subsequently recognized in income when the hedged item affects earnings. To record this swap as of March 29, 2008 the Company recorded the fair value of the derivative liability of $18.0 million in other current liabilities, offset by $11.0 million and $7.0 million in other comprehensive loss and deferred taxes, respectively.

Taxes

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

Share-based compensation

The Company accounts for its share-based compensation in accordance with SFAS No. 123(R) “Share–Based Payment” (SFAS 123(R)). Under SFAS 123(R), we are required to record compensation expense for all awards granted including our Class B and Class C common units. Share-based compensation charges of $0.2 million, $8.6 million and $0.5 million were recorded in the accompanying condensed consolidated statements of operations for the thirteen weeks ended March 29, 2008 and the periods December 31, 2006 to February 5, 2007 and February 6, 2007 to March 31, 2007, respectively. The increase in share-based compensation charges during the period December 31, 2006 to February 5, 2007 was attributable to share–based compensation charges of $8.2 million as a result of the accelerated vesting associated with stock options, restricted and performance shares that resulted from the Merger.

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

Management determined the value of assets as well as liabilities acquired. The Company recorded purchase accounting adjustments to increase the carrying value of property and equipment and inventory, to establish intangible assets for tradenames, customer lists and favorable lease commitments and to revalue the Company’s long-term deferred rent obligation, among other items.

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

Goodwill as a result of this transaction is not deductible for tax purposes. See Note 6, “Goodwill and Intangible Assets,” to the accompanying condensed consolidated financial statements for additional information.

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

RESULTS OF OPERATIONS

Overview

We are the largest designer, manufacturer and distributor of premium scented candles in the U.S. based on annual sales. We have a 38–year history of offering our distinctive products and marketing them as affordable luxuries and consumable gifts. We offer a wide variety of jar candles, Samplers ® votive candles, Tarts ® wax potpourri, pillars and other candle products, the vast majority of which are marketed under the Yankee Candle ® brand. We also sell a wide range of other home fragrance products, including Yankee Candle ® branded electric home fragrancers, potpourri, scented oils, reed diffusers, room sprays, Yankee Candle Car Jars ® auto air fresheners, and candle related home decor accessories. We operate a vertically integrated business model with approximately 68% of our 2007 sales generated by products we manufactured at our Whately, Massachusetts facility.

Our multi–channel distribution strategy enables us to offer Yankee Candle® products through a wide variety of locations and venues. We sell our products through an extensive and growing wholesale customer network in North America and through our growing retail store base located primarily in malls. As of March 29, 2008, we had 463 Company–owned and operated stores, including 28 Illuminations stores, and approximately 19,400 wholesale locations, including our European operations. In addition, we own and operate a 90,000 square foot flagship store in South Deerfield, Massachusetts and a 42,000 square foot flagship store in Williamsburg, Virginia.

We also sell our products directly to consumers through our catalogs and our Internet web sites at www.yankeecandle.com, www.illuminations.com and www.aromanaturals.com. Outside North America, we sell our products through international distributors and to an international wholesale customer network through our distribution center located in Bristol, England. As a result of acquisitions in recent years, our operations also include (i) our Illuminations division, a designer and marketer of premium scented candles, candle accessories and other home decor products under the Illuminations brand, pursuant to which we operate 28 Illuminations retail stores (as of March 29, 2008) in California, Arizona and Washington, (ii) our Yankee Candle fundraising division and (iii) our wholly owned subsidiary, Aroma Naturals, Inc., a specialized line of wellness candles and aromatherapy products.

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

In evaluating our results of operations and financial performance, our management has used combined results for the thirteen weeks ended March 31, 2007 as a single measurement period. Due to the Transactions, we believe that comparisons between the thirteen weeks ended March 29, 2008 and either the Predecessor’s results for the period December 31, 2006 to February 5, 2007 or the Successor’s results for the period February 6, 2007 to March 31, 2007 may impede the ability of users of our financial information to understand our operating and cash flow performance.

Consequently, to enhance an analysis of operating results and cash flows, we have presented our operating results and cash flows on a combined basis for the thirteen weeks ended March 31, 2007. This combined presentation for the thirteen weeks ended March 31, 2007 represents the mathematical addition of the pre–Merger results of operations of the Predecessor for the period December 31, 2006 to February 5, 2007 and the results of operations for the Successor for the period from February 6, 2007 to March 31, 2007. We believe the combined presentation provides relevant information for investors. These combined results, however are not intended to represent what our operating results would have been had the Transactions occurred at the beginning of the period. A reconciliation showing the mathematical combination of our operating results for such periods is included below.

In the following discussion, comparisons are made between the thirteen week periods ended March 29, 2008 and March 31, 2007, notwithstanding the presentation in our condensed consolidated statements of operations for the thirteen weeks of fiscal 2007 which is comprised of the period from December 31, 2006 to February 5, 2007 (Predecessor) and the period from February 6, 2007 to March 31, 2007 (Successor). We do not believe a discussion of the various periods presented for the thirteen weeks of fiscal 2007 in the condensed consolidated statements of operations would be meaningful and, accordingly, we have prepared the discussion of our results of operations by comparing the thirteen weeks of fiscal 2008 to the thirteen weeks of fiscal 2007 without regard to the differentiation between the period from December 31, 2006 to February 5, 2007 (Predecessor) and the period from February 6, 2007 to March 31, 2007 (Successor).

The following table reconciles the thirteen weeks ended March 31, 2007 condensed consolidated statements of operations with the discussion of the results of operations that follows:

	Successor Period February 6, 2007 to March 31, 2007	Predecessor Period December 31, 2006 to February 5, 2007	Non-GAAP Combined Thirteen Weeks Ended March 31, 2007
Sales	$89,617	$53,382	$142,999
Cost of sales	66,109	24,553	90,662

Gross profit	23,508	28,829	52,337
Selling expenses	29,443	16,201	45,644
General and administrative expenses	11,822	13,828	25,650

Income (loss) from operations	(17,757)	(1,200)	(18,957)
Interest income	(12)	(1)	(13)
Interest expense	15,863	986	16,849
Other income	(10)	(15)	(25)

Loss before benefit from income taxes	(33,598)	(2,170)	(35,768)
Benefit from income taxes	(12,866)	(340)	(13,206)

Net loss	$(20,732)	$(1,830)	$(22,562)

In addition, the following table sets forth the various components of our condensed consolidated statements of operations, expressed as a percentage of sales, for the periods indicated that are used in connection with the discussion herein.

	Successor Thirteen Weeks Ended March 29, 2008	Non-GAAP Combined Thirteen Weeks Ended March 31, 2007
Statements of Operations Data:
Sales:
Wholesale	48.3%	51.5%
Retail	51.7%	48.5%

Total net sales	100.0%	100.0%
Cost of sales	45.8%	63.4%

Gross profit	54.2%	36.6%
Selling expenses	35.1%	31.9%
General and administrative expenses	10.2%	17.9%
Restructuring charge	1.1%	—%

Income (loss) from operations	7.8%	(13.2)%%

Net other expense	16.8%	11.8%

Loss before benefit from income taxes	(9.0)%	(25.0)%
Benefit from income taxes	(3.5)%	(9.2)%

Net Loss	(5.5)%	(15.8)%

Thirteen weeks ended March 29, 2008 versus the Combined Thirteen weeks ended March 31, 2007

SALES

Sales decreased 1.5% to $140.9 million for the thirteen weeks ended March 29, 2008 from $143.0 million for the thirteen weeks ended March 31, 2007.

Retail Sales

Retail sales increased 5.0% to $72.8 million for the thirteen weeks ended March 29, 2008 from $69.4 million for the thirteen weeks ended March 31, 2007. The increase in retail sales was achieved primarily through increased sales attributable to stores opened in 2007 that have not entered the comparable store base (which in 2007 were open for less than a full year), including Illuminations stores, of approximately $3.2 million, increased sales in our catalog and Internet division of approximately $1.5 million and the addition of seven new Yankee Candle retail stores and one new Illuminations store opened in 2008 which increased sales by approximately $0.2 million, offset in part by decreased comparable store sales of $1.5 million.

Comparable store and catalog and Internet sales for our Yankee Candle stores increased 0.1% for the thirteen weeks ended March 29, 2008 compared to the thirteen weeks ended March 31, 2007. Yankee Candle retail comparable store sales for the thirteen weeks ended March 29, 2008 decreased 2.3% compared to the thirteen weeks ended March 31, 2007. Comparable store sales represent a comparison of sales during the corresponding fiscal periods on stores in our comparable stores sales base. A store first enters our comparable store sales base in the fourteenth fiscal month of operation. There were 403 stores included in the Yankee Candle comparable store base as of March 29, 2008, and 26 of these stores were included for less than a full year. There were 463 retail stores open as of March 29, 2008 compared to 426 retail stores open as of March 31, 2007 and 459 retail stores open as of December 29, 2007. Permanently closed stores are excluded from the comparable store calculation beginning in the month in which the store closes.

Wholesale Sales

Wholesale sales, including European operations, decreased 7.6% to $68.1 million for the thirteen weeks ended March 29, 2008 from $73.6 million for the thirteen weeks ended March 31, 2007. The decrease in wholesale sales was primarily from decreased sales to domestic wholesale locations in operation prior to March 31, 2007 of approximately $8.9 million, offset in part by increased sales in our European operations of approximately $2.2 million and increased sales to domestic wholesale locations opened during the last 12 months of approximately $1.2 million.

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

Gross profit increased 45.9% to $76.4 million for the thirteen weeks ended March 29, 2008 from $52.3 million for the thirteen weeks ended March 31, 2007. As a percentage of sales, gross profit increased to 54.2% for the thirteen weeks ended March 29, 2008 from 36.6% for the thirteen weeks ended March 31, 2007. The effect of purchase accounting adjustments decreased gross profit in the prior year by approximately $27.5 million or 19.3% of sales. Purchase accounting adjustments affecting gross profit in the prior year consisted primarily of the step-up of the carrying value of inventory at the acquisition date.

Retail Gross Profit

Retail gross profit dollars increased 57.9% to $45.4 million for the thirteen weeks ended March 29, 2008 from $28.7 million for the thirteen weeks ended March 31, 2007. The increase in gross profit dollars was primarily due to the absence of purchase accounting adjustments which decreased gross profit in the prior year by approximately $16.4 million and sales increases in our retail operations which contributed approximately $4.5 million, offset in part by increased costs in supply chain operations of approximately $0.8 million and increased promotional activity of $3.4 million.

As a percentage of sales, retail gross profit increased to 62.3% for the thirteen weeks ended March 29, 2008 from 41.4% for the thirteen weeks ended March 31, 2007. The increase in retail gross profit rate was primarily the result of the absence of purchase accounting adjustments which decreased gross profit in the prior year by approximately 23.5%, offset in part by decreased productivity in supply chain operations of approximately 0.9% and increased marketing and promotional activity of 1.7%.

Wholesale Gross Profit

Wholesale gross profit dollars increased 31.3% to $31.0 million for the thirteen weeks ended March 29, 2008 from $23.6 million for the thirteen weeks ended March 31, 2007. The increase in wholesale gross profit dollars was primarily attributable to the absence of purchase accounting adjustments which decreased gross profit in the prior year by approximately $11.2 million, offset in part by sales decreases within our domestic wholesale operations, which decreased gross profit by approximately $2.0 million, increased costs in our supply chain operations of approximately $1.1 million and an increased marketing and promotional activity of approximately $0.7 million.

As a percentage of sales, wholesale gross profit increased to 45.5% for the thirteen weeks ended March 29, 2008 from 32.1% for the thirteen weeks ended March 31, 2007. The increase in wholesale gross profit rate was primarily the result of the absence of purchase accounting adjustments which decreased gross profit in the prior year by approximately 15.2%, offset in part by decreased productivity in supply chain operations of 1.2% and increased marketing and promotional activity of 0.6%.

SELLING EXPENSES

Selling expenses increased 8.5% to $49.5 million for the thirteen weeks ended March 29, 2008 from $45.6 million for the thirteen weeks ended March 31, 2007. These expenses are related to both wholesale and retail operations and consist of payroll, occupancy, advertising and other operating costs, as well as pre-opening costs, which are expensed as incurred. In addition, the effect of purchase accounting adjustments of approximately $3.7 million and $2.5 million related to additional occupancy costs is included in selling expense for the thirteen weeks ended March 29, 2008 and March 31, 2007, respectively. As a percentage of sales, selling expenses were 35.1% and 31.9% for the thirteen weeks ended March 29, 2008 and March 31, 2007, respectively.

Retail Selling Expenses

Retail selling expenses increased 6.2% to $41.1 million for the thirteen weeks ended March 29, 2008 from $38.7 million for the thirteen weeks ended March 31, 2007. These expenses relate to payroll, occupancy, advertising and other store operating costs, as well as pre–opening costs, which are expensed as incurred. The increase in retail selling expenses in dollars was primarily related to selling expenses incurred in the seven new Yankee Candle retail stores opened in 2008 and the 27 new Yankee Candle retail stores opened in 2007 which together contributed approximately $1.6 million and increased expenses in our Illuminations stores of approximately $0.8 million.

As a percentage of retail sales, retail selling expenses were 56.5% and 55.8% for the thirteen weeks ended March 29, 2008 and March 31, 2007, respectively. The increase in selling expense rate was primarily due to higher selling expense associated with the Illuminations stores of 0.2%, the de-leveraging of selling expenses by 0.3% as a result of decreased comparable retail sales and the selling expenses of our two most recent store classes of 0.2%. These two store classes are considered immature stores, which are generally stores that are less than three years old. Immature stores typically generate higher selling expenses as a percentage of sales than stores that have been open for more than three years since fixed costs, as a percent of sales, are higher in the early sales maturation period.

Wholesale Selling Expenses

Wholesale selling expenses increased 21.5% to $8.4 million for the thirteen weeks ended March 29, 2008 from $6.9 million for the thirteen weeks ended March 31, 2007. These expenses relate to payroll, advertising and other operating costs. As a percentage of wholesale sales, wholesale selling expenses were 12.3% and 9.4% for the thirteen weeks ended March 29, 2008 and March 31, 2007, respectively. The increase in wholesale selling expenses in dollars and rate was primarily the result of amortization related to customer lists valued as part of the transaction. Amortization increased wholesale selling expenses by approximately $1.2 million or 1.9%.

SEGMENT PROFITABILITY

Segment profitability is sales less cost of sales and selling expenses.

Retail Operations

Segment profitability for our retail operations was $4.2 million or 5.8% of retail sales for the thirteen weeks ended March 29, 2008 compared to a loss of approximately $10.0 million or 14.4% of retail sales for the thirteen weeks ended March 31, 2007. The increase in retail segment profitability in dollars was primarily due to the absence of purchase accounting adjustments which decreased segment profit in the prior year by approximately $16.2 million and sales increases in our retail operations which contributed approximately $4.5 million, offset in part by increased promotional activity of approximately $3.4 million, increased selling expenses in our Yankee Candle and Illuminations retail stores of approximately $2.3 million and increased costs in supply chain operations of approximately $0.8 million.

The increase in retail segment profit rate was primarily due to the absence of purchase accounting adjustments which decreased segment profit in the prior year by approximately 23.3%, offset in part by increased selling expenses in our Yankee Candle and Illuminations retail stores of approximately 0.5%, increased productivity in our supply chain operations of 0.9% and increased marketing and promotional activity of 1.7%.

Wholesale Operations

Segment profitability for our wholesale operations, including Europe, was approximately $22.6 million or 33.2% of wholesale sales for the thirteen weeks ended March 29, 2008 compared to $16.7 million or 22.7% of wholesale sales for the thirteen weeks ended March 31, 2007. The increase in wholesale segment profitability in dollars was primarily attributable to the absence of purchase accounting adjustments which decreased segment profit in the prior year by approximately $10.0 million, offset in part by decreased sales in our domestic wholesale operations which decreased segment profit by approximately $2.0 million, increased costs in our supply chain operations of $1.1 million, increased marketing and promotional activity of approximately $0.7 million and an increase in selling expenses of approximately $0.3 million.

The decrease in wholesale segment profit rate was primarily the result of the absence of purchase accounting adjustments which decreased segment profit in the prior year by 13.3%, offset in part by decreased productivity in supply chain operations of 1.2%, increased selling expenses of 1.0% and increased marketing and promotional activity of 0.6%.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses, which consist primarily of personnel–related costs including senior management, accounting, information systems, management incentive programs and costs that are not readily allocable to either the retail or wholesale operations, decreased 43.8% to $14.4 million for the thirteen weeks ended March 29, 2008 from $25.7 million for the thirteen weeks ended March 31, 2007. As a percentage of sales, general and administrative expenses were 10.2% and 17.9% for the thirteen weeks ended March 29, 2008 and March 31, 2007, respectively. The decrease in general and administrative expense in dollars and rate was primarily due to absence of purchase accounting adjustments which increased general and administrative expenses in the prior year approximately $9.9 million or 6.9%.

RESTRUCTURING CHARGE

During the first quarter of fiscal 2008, the Company initiated a restructuring plan designed to close three underperforming Illuminations stores and move the Illuminations corporate headquarters from Petaluma, California to the Company’s South Deerfield, Massachusetts headquarters. In connection with this restructuring plan, a charge of $1.5 million was recorded during the thirteen weeks ended March 29, 2008. Included in the restructuring charge was $0.6 million related to lease termination costs, $0.5 million related to non-cash fixed assets write-offs and other costs, and $0.4 million in employee related costs. As of March 29, 2008 the three underperforming stores have been closed. The Company anticipates no further accruals related to this restructuring.

The following is a summary of restructuring charge activity (in thousands):

	Thirteen Weeks Ended March 29, 2008			Accrued as of March 29, 2008
	Expense	Costs Paid	Non-Cash Charges
Occupancy related	$632	$201	$—	$431
Fixed asset impairment and other	493	—	451	42
Employee related	350	94	—	256

Total	$1,475	$295	$451	$729

OTHER EXPENSE, NET

Other expense, net was $23.7 million for the thirteen weeks ended March 29, 2008 compared to $16.8 million for the thirteen weeks ended March 31, 2007. The primary component of this expense was interest expense, which was $23.8 million and $16.8 million for the thirteen weeks ended March 29, 2008 and March 31, 2007, respectively. The increase in interest expense was primarily due to an increase in our average daily debt outstanding during the period primarily due to borrowings associated with the Merger of $1,125.0 million, subsequent drawings on the senior secured revolving credit facility of $45.0 million, offset in part by decreased borrowing rates as a result of a decrease in bank lending rates. Amortization of deferred financing costs was $1.0 million and $0.7 million for the thirteen weeks ended March 29, 2008 and March 31, 2007, respectively.

PROVISION FOR INCOME TAXES

The income tax benefit for the thirteen weeks ended March 29, 2008 was $4.9 million compared to $13.2 million for the thirteen weeks ended March 31, 2007. The effective tax rates for the thirteen weeks ended March 29, 2008 and March 31, 2007 were 38.3% and 36.9%, respectively. The change in the effective tax rate is primarily the net result of non-recurring effects of the merger in the prior year quarter.

LIQUIDITY AND CAPITAL RESOURCES

In connection with the Transactions, the Company significantly increased its level of debt upon entering into the $650.0 million senior secured term loan facility and issuance of the $325.0 million 8.50% senior notes and the $200.0 million 9.75% senior subordinated notes. As of March 29, 2008 the Company had outstanding debt of $1,170.1 million.

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

The Company has an interest rate swap agreement to hedge a portion of the cash flows associated with the Credit Facility. The agreement has a total notional value of $415.0 million. The $415.0 million notional value amortizes over the life of the swap. The interest rate swap agreement effectively converts approximately 60% of the outstanding amount under the Credit Facility, which is floating–rate debt, to a fixed–rate by having the Company pay fixed–rate amounts in exchange for the receipt of the amount of the floating–rate interest payments.

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

The Credit Facility and related agreements contain customary financial and other covenants, including, but not limited to, maximum consolidated total secured leverage (net of certain cash and cash equivalents) and certain other limitations on the Company and certain of the Company’s restricted subsidiaries’, as defined in the Credit Facility, ability to incur additional debt, guarantee other obligations, grant liens on assets, make investments or acquisitions, dispose of assets, make optional payments or modifications of other debt instruments, pay dividends or other payments on capital stock, engage in mergers or consolidations, enter into sale and leaseback transactions, enter into arrangements that restrict the Company’s ability to pay dividends or grant liens and engage in transactions with affiliates. The Credit Facility requires that the Company maintain at the end of each fiscal quarter, commencing with the quarter ended December 29, 2007, a consolidated total secured debt (net of certain cash and cash equivalents) to consolidated EBITDA (as defined in the Credit Facility) ratio of no more than 4.50 to 1.00. As of March 29, 2008, the consolidated total secured debt to consolidated EBITDA ratio was 3.33 to 1.00.

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

As a result of the Transactions, the cash flow results for the thirteen week period ended March 31, 2007 have been separately presented in the condensed consolidated statements of cash flows split between the “Predecessor”, covering the period December 31, 2006 to February 5, 2007 and the “Successor” covering the period February 6, 2007 to March 31, 2007. The comparable period results for the current year are presented under “Successor.” For comparative purposes, the Company combined the two periods from December 31, 2006 through March 31, 2007 in its discussion below. This combination is not a GAAP presentation. However, the Company believes this combination is useful to provide the reader a more accurate comparison and is provided to enhance the reader’s understanding of cash flows for the periods presented. The following table reconciles the thirteen weeks ended March 31, 2007 cash flows with the discussion of cash flows that follows:

	Successor Period February 6, 2007 to March 31, 2007	Predecessor Period December 31, 2006 to February 5, 2007	Non-GAAP Combined Thirteen Weeks Ended March 31, 2007
Net cash used in operating activities	$(28,892)	$(10,067)	$(38,959)

Net cash used in investing activities	(1,448,373)	(2,250)	(1,450,623)

Net cash provided by financing activities	1,470,983	4,317	1,475,300

Cash and cash equivalents as of March 29, 2008 was $3.3 million as compared to $5.6 million as of December 29, 2007. Cash used in operating activities for the thirteen weeks ended March 29, 2008 was $39.0 million as compared to $34.6 million, net of excess tax benefit from the exercise of stock options, for the combined thirteen weeks ended March 31, 2007. Cash used in operating activities for the thirteen weeks ended March 29, 2008 includes total payments of $13.6 million of corporate income taxes for fiscal 2007 and cash paid for interest of $34.1 million. Cash used in operating activities for the combined thirteen weeks ended March 31, 2007 includes total payments of $25.1 million of corporate income taxes for fiscal 2006 and cash paid for interest of $5.2 million.

Net cash used in investing activities for the thirteen weeks ended March 29, 2008 includes purchases of property and equipment of $2.9 million primarily due to new stores and a $0.2 million payment of contingent consideration related to the acquisition of Aroma Naturals. Net cash used in investing activities for the combined thirteen weeks ended March 31, 2007 was $1,450.6 million and includes the acquisition of the Company for $1,444.5 million and purchases of property and equipment of $6.1 million primarily due to new stores.

Net cash provided by financing activities for the thirteen weeks ended March 29, 2008 consists of $40.0 million of borrowings under the revolving credit facility as compared to net cash provided by financing activities of $1,471.0 million, net of excess tax benefit from the exercise of stock options, for the combined thirteen weeks ended March 31, 2007. The combined thirteen weeks ended March 31, 2007 includes borrowings to finance the acquisition of $1,175.0 million, $35.0 million of borrowings under the revolving credit facility, net proceeds of $433.1 million from the issuance of common stock, partially offset by the payment of deferred financing fees of $32.1 million and repayment of $140.0 million of existing bank debt.

As March 29, 2008, we were in compliance with all covenants under our Credit Facility. We had $45.0 million outstanding under the revolving credit facility and $1.5 million of outstanding letters of credit, leaving $78.5 million in availability.

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

Our market risks relate primarily to changes in interest rates. At March 29, 2008, we had $645.1 million of floating rate debt, offset in part by the interest rate swap described below, and $525.0 million of fixed rate debt. For fixed rate debt, interest rate changes affect the fair market value, but do not impact earnings or cash flows. Conversely for floating rate debt, interest rate changes do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. The $645.1 million outstanding under our Credit Facility bears interest at variable rates. All borrowings under the Credit Facility bear interest at a rate per annum equal to an applicable margin, plus, at the Company’s option, (i) the higher of (a) the prime rate (as set forth on the British Banking Association Telerate Page 5) and (b) the federal funds effective rate, plus one-half percent (0.50%) per annum or (ii) the Eurodollar rate, and resets periodically. At March 29, 2008, the weighted–average interest rate on outstanding borrowings under our Credit Facility was 4.63%. This Credit Facility is intended to fund operating needs. Because this Credit Facility carries a variable interest rate pegged to market indices, our results of operations and cash flows will be exposed to changes in interest rates. Based on March 29, 2008 borrowing levels, a 1.00% increase or decrease in current market interest rates would have the effect of causing an approximately $2.3 million additional annual pre–tax charge or credit to the statement of operations.

The variable nature of our obligations under the Credit Facility creates interest rate risk. In order to mitigate this risk, in February 2007, we entered into an interest rate swap agreement in the notional amount of $415.0 million to hedge floating rate debt for the period between February 14, 2007 and March 30, 2010 (the “Swap”). The $415.0 million notional value amortizes over the life of the Swap. The Swap, which is with a highly rated counterparty, is treated as a cash flow hedge for accounting purposes and on which we pay a fixed rate of 5.10% and receive LIBOR from the counterparty. See Note 9, “Derivative Financial Instruments” to the accompanying condensed consolidated financial statements for additional information.

The second component of interest rate risk involves the short-term investment of excess cash. This risk impacts fair values, earnings and cash flows. Excess cash is primarily invested in interest bearing accounts that fluctuate with market interest rates. Based on March 29, 2008 cash equivalents, a 1.00% increase or decrease in current market interest rates would have an immaterial effect to the annual statements of operations.

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

Item 4T.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 29, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 29, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) occurred during the fiscal quarter ended March 29, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material changes from the legal proceedings discussed in the Company’s Annual Report on Form 10-K.

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

The loss or significant deterioration in the financial condition of a significant wholesale customer could negatively impact our sales and operating results.

A significant deterioration in the financial condition of one of our major customers, or the loss of such a customer, could have a material adverse effect on our sales, profitability and cash flow to the extent that we are unable to offset any revenue losses with additional revenue from existing customers or by opening new accounts. We continually monitor and evaluate the credit status of our customers and attempt to adjust trade and credit terms as appropriate. However, a bankruptcy filing by a key customer could have a material adverse effect on our business, results of operations and financial condition. In this regard, we note that on May 2, 2008 Linens ‘N Things filed a petition for reorganization under Chapter 11 of the Bankruptcy Code. As noted in Note 16 to the condensed consolidated financial statements we have an outstanding receivable with Linens ‘N Things and are an unsecured creditor with respect to that receivable. We do not at this time have sufficient information to make a reasonably informed judgment as to the collectability of that receivable, and it is subject to a reconciliation with Linens ‘N Things that has not yet taken place. We preliminarily estimate that our potential credit exposure is anywhere from $0 to $6 million. While we are not yet able to predict with any reasonable level of certainty the likely outcome of the bankruptcy proceedings or the impact to our business, Linens has indicated its intention to remain as an operating company. Any significant loss of revenue from Linens as a result of these proceedings, if not offset in whole or in part by additional revenue from existing customers or from new accounts, could materially adversely impact our operating results and financial condition.

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

•	adverse outcomes from significant litigation matters;

•	the imposition of additional restrictions or regulations regarding the sale of products we offer;

•	changes in our ability to attract, retain and develop highly-qualified employees or changes in the cost or availability of a sufficient labor force to manage and support our operations;

•	changes in our ability to meet objectives with regard to business acquisitions or new business ventures;

•	the occurrence of severe weather events prohibiting or discouraging consumers from traveling to retail or wholesale locations;

•	the disruption of global, national or regional transportation systems;

•	the occurrence of certain material events including natural disasters, acts of terrorism, the outbreak of war or other significant national or international events;

•	our ability to react in a timely manner and maintain our critical business processes and information systems capabilities in a disaster recovery situation; and

•	changes in our ability to manage our existing computer systems and technology infrastructures, and our ability to implement successfully new computer systems and technology infrastructures.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item 3.	Defaults Upon Senior Securities.

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders.

Not Applicable

Item 5.	Other Information.

Not Applicable

Item 6.	Exhibits

31.1	Certification of Craig W. Rydin Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated May 8, 2008

31.2	Certification of Bruce L. Hartman Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated May 8, 2008.

32.1	Certification of Craig W. Rydin Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, dated May 8, 2008.

32.2	Certification of Bruce L. Hartman Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, dated May 8, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YANKEE HOLDING CORP.

/s/ Bruce L. Hartman
Date: May 8, 2008	By:	Bruce L. Hartman
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial Officer)