Form 10-K/A
period 2007-12-29
Yankee Holding Corp.
filed 2008-05-21
CIK 1394069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

None

EXPLANATORY NOTE

Yankee Holding Corp. hereby amends Part II, Item 8 of its Annual Report for the fiscal year ended December 29, 2007 (the “Annual Report”), as originally filed with the Securities and Exchange Commission on March 28, 2008 (the “Original Filing”). Yankee Holding Corp. is filing this Amendment No. 1 on Form 10-K/A solely to correct a typographical error in the Report of Independent Registered Public Accounting Firm. The revised Item 8 now includes such amended report.

In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended, Yankee Holding Corp. has set forth the text of Item 8 in its entirety. No other revisions or amendments have been made to Part II, Item 8 or to any other portion of the Annual Report. This Amendment does not reflect events occurring after March 28, 2008, the date of the Original Filing, or modify or update those disclosures that may have been affected by subsequent events. In addition, currently-dated certifications from Yankee Holding Corp.’s Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Amendment.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Yankee Holding Corp.

South Deerfield, Massachusetts

We have audited the accompanying consolidated balance sheet of Yankee Holding Corp. and subsidiaries (the “Successor Company”) as of December 29, 2007, the related consolidated statements of operations, stockholders’ equity and cash flows of the Successor Company for the period from February 6, 2007 to December 29, 2007, the consolidated statements of operations, stockholders’ equity and cash flows of The Yankee Candle Company, Inc. and subsidiaries (the “Predecessor Company”) for the period from December 31, 2006 to February 5, 2007 and the consolidated balance sheet of the Predecessor Company as of December 30, 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the fifty-two week periods ended December 30, 2006 and December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Presented below is a comparative summary of assumptions for the indicated periods (there were no grants during the period from December 31, 2006 to February 5, 2007 by the Predecessor):

	Successor		Predecessor	Predecessor
Assumptions	Period February 6, 2007 to December 29, 2007 Option Pricing Method Black- Scholes		Fifty-two Weeks Ended December 30, 2006 Black-Scholes	Fifty-two Weeks Ended December 31, 2005 Black-Scholes
Weighted average fair value of awards granted	$10.40		$8.15	$8.41
Expected volatility	N/A	(1)	26.0%	27.0%
Weighted average volatility	30.0	%(1)	26.0%	27.0%
Weighted average expected term (in years)	5.0		4.8	4.0
Dividend yield	—		1.0%	0.0%
Weighted average risk-free interest rate	4.7%		4.8%	4.0%
Weighted average expected annual forfeiture	10.0%		3.5%	N/A

(1)	The Company used a five-year annualized historical volatility of guideline companies.

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

YANKEE HOLDING CORP. AND SUBSIDIARIES (SUCCESSOR)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Period February 6, 2007 to December 29, 2007

(in thousands)

	Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
CASH FLOWS (USED IN ) PROVIDED BY OPERATING ACTIVITIES:
Net income (loss)	$4,527	$4,314	$(977)	$(696)	$(2,641)	$4,527
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	41,514	237	237	—	41,988
Unrealized loss on marketable securities	—	238	—	—	—	238
Stock based compensation expense	—	670	—	—	—	670
Deferred taxes	—	(14,025)	(107)	—	—	(14,132)
Non-cash charge related to increased inventory carrying value	—	40,472	—	—	—	40,472
Loss on disposal and impairment of property and equipment	—	640	—	—	—	640
Investments in marketable securities	—	(581)	—	—	—	(581)
Equity in earnings of subsidiaries	(4,527)	1,673	—	—	2,854	—
Changes in assets and liabilities
Accounts receivable, net	—	(13,024)	(668)	(4,697)	—	(18,389)
Inventory	—	(2,572)	(147)	219	(458)	(2,958)
Prepaid expenses and other assets	—	(3,635)	2,086	121	—	(1,428)
Accounts payable	—	2,396	133	(223)	—	2,306
Income Taxes Payable	—	(10,142)	371	17	298	(9,456)
Accrued expenses and other liabilities	—	29,144	869	(686)	—	29,327

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	—	77,082	1,797	(5,708)	53	73,224

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	—	(28,249)	(69)	(166)	—	(28,484)
Acquisition of the Company	—	(1,429,476)	—	—	—	(1,429,476)

NET CASH USED IN INVESTING ACTIVITIES	—	(1,457,725)	(69)	(166)	—	(1,457,960)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repayment of borrowings	—	(295,875)	—	—	—	(295,875)
Net proceeds from issuance of common stock	418,083	—	—	—	—	418,083
Borrowings under senior secured term loan facility	—	650,000	—	—	—	650,000
Deferred financing costs	—	(32,374)	—	—	—	(32,374)
Borrowings under senior secured revolving credit facility	—	111,000	—	—	—	111,000
Borrowings under senior notes and senior subordinated notes	—	525,000	—	—	—	525,000
Repurchase of common stock	—	(294)	—	—	—	(294)
Intercompanies	(418,083)	413,721	(1,543)	5,958	(53)	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	—	1,371,178	(1,543)	5,958	(53)	1,375,540

EFFECT EXCHANGE RATE CHANGES ON CASH	—	—	—	39	—	39
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(9,465)	185	123	—	(9,157)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	10,781	2,156	1,847	—	14,784

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$1,316	$2,341	$1,970	$—	$5,627

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

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 20, 2008.

YANKEE HOLDING CORP.

By	/s/ CRAIG W. RYDIN
Craig W. Rydin
Chief Executive Officer

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
1.1	Purchase Agreement, dated February 1, 2007, among Yankee Acquisition Corp., Yankee Holding Corp., Merrill Lynch, Fenner, Pierce & Smith Incorporated and Lehman Brothers Inc., filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

1.2	Joinder to Purchase Agreement, dated February 6, 2007, among The Yankee Candle Company, Inc., Yankee Candle Admin LLC, Yankee Candle Restaurant Corp., Quality Gift Distributors, Inc. and Aroma Naturals, Inc., filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

2.1	Agreement and Plan of Merger, dated October 24, 2006, among YCC Holdings LLC, Yankee Acquisition Corp. and The Yankee Candle Company, Inc., filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

3.1	Amended and Restated Certificate of Incorporation of The Yankee Candle Company, Inc., filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

3.2	Amended and Restated By-laws of The Yankee Candle Company, Inc., filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

3.3	Certificate of Incorporation of Yankee Holding Corp., filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

3.4	Certificate of Amendment to the Certificate of Incorporation of Yankee Holding Corp., filed as Exhibit 3.1 to Yankee Holding Corp.’s Form 10-Q filed on November 8, 2007 for the quarter ended September 29, 2007, is incorporated herein by reference.

3.5	By-Laws of Yankee Holding Corp., filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

3.6	Certificate of Formation of Yankee Candle Admin LLC, filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

3.7	Operating Agreement of Yankee Candle Admin LLC, filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

3.8	Certificate of Incorporation of Yankee Candle Restaurant Corp., filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

3.9	By-Laws of Yankee Candle Restaurant Corp., filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

3.10	Certificate of Incorporation of Quality Gift Distributors, Inc., filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

3.11	By-Laws of Quality Gift Distributors, Inc., filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

3.12	Certificate of Incorporation of Aroma Naturals, Inc., filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

EXHIBIT NO.	DESCRIPTION
3.13	By-Laws of Aroma Naturals, Inc., filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

3.14	Certificate of Formation of YCC Holdings LLC, filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

3.15	Limited Liability Company Agreement of YCC Holdings LLC, dated as of February 6, 2007, by and among the initial members identified therein, filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

4.1	Senior Note Indenture, dated as of February 6, 2007, among Yankee Acquisition Corp., Yankee Holding Corp. and HSBC BANK, USA, NATIONAL ASSOCIATION, as Trustee, filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

4.2	Senior Note Supplemental Indenture, dated February 6, 2007, among The Yankee Candle Company, Inc., Yankee Candle Admin LLC, Yankee Candle Restaurant Corp., Quality Gift Distributors, Inc. and Aroma Naturals, Inc. and HSBC BANK, USA, NATIONAL ASSOCIATION, as Trustee, filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

4.3	Senior Note Notation of Guaranty, dated February 6, 2007, among Yankee Candle Admin LLC, Yankee Candle Restaurant Corp., Quality Gift Distributors, Inc. and Aroma Naturals, Inc., filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

4.4	Senior Note Notation of Guaranty, dated February 6, 2007 of Yankee Holding Corp., filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

4.5	Senior Subordinated Note Indenture, dated as of February 6, 2007, among Yankee Acquisition Corp., Yankee Holding Corp. and HSBC BANK, USA, NATIONAL ASSOCIATION, as Trustee, filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

4.6	Senior Subordinated Note Supplemental Indenture, dated February 6, 2007, among The Yankee Candle Company, Inc., Yankee Candle Admin LLC, Yankee Candle Restaurant Corp., Quality Gift Distributors, Inc. and Aroma Naturals, Inc. and HSBC BANK, USA, NATIONAL ASSOCIATION, as Trustee, filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

4.7	Senior Subordinated Note Notation of Guaranty, dated February 6, 2007, among Yankee Candle Admin LLC, Yankee Candle Restaurant Corp., Quality Gift Distributors, Inc. and Aroma Naturals, Inc., filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

4.8	Senior Subordinated Note Notation of Guaranty, dated February 6, 2007 of Yankee Holding Corp., filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

4.9	Registration Rights Agreement, dated February 6, 2007, among Yankee Acquisition Corp., Yankee Holding Corp., Merrill Lynch, Fenner, Pierce & Smith Incorporated and Lehman Brothers Inc., filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

4.10	Registration Rights Joinder Agreement, dated February 6, 2007, among The Yankee Candle Company, Inc., Yankee Candle Admin LLC, Yankee Candle Restaurant Corp., Quality Gift Distributors, Inc. and Aroma Naturals, Inc., filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

EXHIBIT NO.	DESCRIPTION
4.11	Form of Senior Note (attached as exhibit to Exhibit 4.1), filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

4.12	Form of Senior Subordinated Note (attached to Exhibit 4.5), filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

4.13	Second Supplemental Indenture, dated as of August 21, 2007, by and among The Yankee Candle Company, Inc and the guarantors listed therein and HSBC Bank USA N.A., as trustee relating to the 9 3/ 4 % Senior Subordinated Notes due 2017, filed as Exhibit 4.1 to Yankee Holding Corp.’s Form 10-Q filed on November 8, 2007 for the quarter ended September 29, 2007, is incorporated herein by reference.

4.14	Second Supplemental Indenture, dated as of August 21, 2007, by and among The Yankee Candle Company, Inc and the guarantors listed therein and HSBC Bank USA N.A., as trustee 8 1/ 2 % Senior Notes due 2017, filed as Exhibit 4.2 to Yankee Holding Corp.’s Form 10-Q filed on November 8, 2007 for the quarter ended September 29, 2007, is incorporated herein by reference.

10.1	Credit Agreement, dated as of February 6, 2007, among Yankee Acquisition Corp., Yankee Holding Corp., The Yankee Candle Company, Inc., the lenders party thereto, Lehman Commercial Paper Inc., Sovereign Bank, Wells Fargo Retail Finance, LLC, Lehman Brothers Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

10.2	Guarantee and Collateral Agreement, dated as of February 6, 2007 among Lehman Commercial Paper Inc., Yankee Holding Corp., Yankee Acquisition Corp., The Yankee Candle Company, Inc., Merrill Lynch Capital Corporation, Sovereign Bank, Wells Fargo Retail Finance, LLC, Lehman Brothers Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

10.3	Term Loan Promissory Note, dated February 6, 2007, by the Borrowers party thereto, in favor of Sovereign Bank, filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

10.4	Term Loan Promissory Note, dated February 6, 2007, by the Borrowers party thereto, in favor of Citizens Bank of Massachusetts, filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

10.5	Term Loan Promissory Note, dated February 6, 2007, by the Borrowers party thereto, in favor of CIT, filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

10.6	Revolving Credit Note, dated February 6, 2007, by the Borrowers party thereto, in favor of Sovereign Bank, filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

10.7	Revolving Credit Note, by the Borrowers party thereto, in favor of Citizens Bank of Massachusetts, filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

10.8	Employment Agreement, dated February 6, 2007, between The Yankee Candle Company, Inc. and Craig W. Rydin, filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

10.9	YCC Holdings LLC 2007 Incentive Equity Plan, filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

EXHIBIT NO.	DESCRIPTION
10.10	Form of Class A Unit Purchase Agreement (executive committee), filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

10.11	Form of Class A Unit Purchase Agreement (non-executive committee), filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

10.12	Class A Unit Purchase Agreement, dated February 6, 2007, between YCC Holdings LLC and Madison Dearborn Capital Partners V-A, L.P., Madison Dearborn Capital Partners V-C, L.P., and Madison Dearborn Partners V Executive-A, L.P., filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

10.13	Form of Class B Unit Purchase Agreement (executive committee), filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

10.14	Form of Class B Unit Purchase Agreement (non-executive committee), filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

10.15	Unitholders Agreement, dated February 6, 2007, by and among YCC Holdings LLC, Madison Dearborn Capital Partners V-A, L.P., Madison Dearborn Capital Partners C-A, L.P., Madison Dearborn Capital Partners V Executive-A, L.P., and each of the other persons listed therein, filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

10.16	Management Services Agreement, dated as of February 6, 2007, by and between the Yankee Candle Company, Inc. and Madison Dearborn Partners V-B, L.P., filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

10.17	The Yankee Candle Company, Inc. 1999 Stock Option Award Plan, filed as Exhibit 10.5 to The Yankee Candle Company, Inc.’s Form S-1 filed on June 4, 1999, is incorporated herein by reference.

10.18	Form of Stockholder’s Agreement between The Yankee Candle Company, Inc. and employees, filed as Exhibit 10.7 to The Yankee Candle Company, Inc.’s Form S-1 filed on May 20, 1999, is incorporated herein by reference.

10.19	Form of Executive Severance Agreement, filed as Exhibit 10.1 to The Yankee Candle Company, Inc.’s Form 8-K filed on September 20, 2006, is incorporated herein by reference.

10.20	Special Retention Bonus Plan dated as of September 14, 2006, filed as Exhibit 10.2 to The Yankee Candle Company, Inc.’s Form 8-K filed on September 20, 2006, is incorporated herein by reference.

10.21	Amended and Restated Executive Deferred Compensation Plan, filed as Exhibit 10.3 to The Yankee Candle Company, Inc.’s Form 8-K filed on September 20, 2006, is incorporated herein by reference.

10.22	The Yankee Candle Company, Inc. 2005 Stock Option and Award Plan, filed as Exhibit 99.1 to The Yankee Candle Company, Inc.’s Form 8-K filed on June 8, 2005, is incorporated herein by reference.

10.23	Form of Indemnification Agreement between The Yankee Candle Company, Inc. and its directors and executive officers, filed as Exhibit 99.3 to The Yankee Candle Company, Inc.’s Form 8-K dated June 8, 2005, is incorporated herein by reference.

10.24	Form of Award of Performance Shares Agreement, filed as Exhibit 10.16 to The Yankee Candle Company, Inc.’s Form 10-K filed on March 15, 2005, is incorporated herein by reference.

EXHIBIT NO.	DESCRIPTION
10.25	Management Incentive Plan for 2006 Fiscal Year, filed as Exhibit 99.1 to The Yankee Candle Company, Inc.’s Form 8-K filed on March 2, 2006, is incorporated herein by reference.

10.26	2006 Director Compensation Plan, filed as Exhibit 99.2 to The Yankee Candle Company, Inc.’s Form 8-K filed on March 2, 2006, is incorporated herein by reference.

10.27	Form of outside director Stock Option Agreement, filed as Exhibit 10.1 to The Yankee Candle Company, Inc.’s Form S-1 filed on May 20, 1999, is incorporated herein by reference.

10.28	The Yankee Candle Company Inc. Employee Stock Option Plan and form of Stock Option Agreement, filed as Exhibit 10.4 to The Yankee Candle Company, Inc.’s Form S-1 filed on May 20, 1999, is incorporated herein by reference.

10.29	Form of Restricted Stock Agreement (executives), filed as Exhibit 10.1 to The Yankee Candle Company, Inc.’s Form 8-K filed on March 14, 2006, is incorporated herein by reference.

10.30	Form of Restricted Stock Agreement (directors), filed as Exhibit 10.3 to The Yankee Candle Company, Inc.’s Form 8-K filed on March 14, 2006, is incorporated herein by reference.

21.1	Subsidiaries of The Yankee Candle Company, Inc., filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

*31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.