Form 10-Q
period 2008-06-28
Yankee Holding Corp.
filed 2008-08-11
CIK 1394069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 28, 2008

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

As of August 7, 2008, there were 499,557 shares of Yankee Holding Corp. common stock, $.01 par value, outstanding, all of which are owned by YCC Holdings LLC.

YANKEE HOLDING CORP.

FORM 10-Q – Quarter Ended June 28, 2008

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

This report contains the condensed consolidated financial statements of the Successor as of December 29, 2007, the condensed consolidated financial statements of the Successor as of June 28, 2008, for the thirteen and twenty-six weeks ended June 28, 2008, the thirteen weeks ended June 30, 2007 and the period February 6, 2007 to June 30, 2007. The accompanying condensed consolidated financial statements for the period December 31, 2006 to February 5, 2007 are those of the Predecessor.

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

YANKEE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	June 28, 2008	December 29, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,207	$5,627
Accounts receivable, net	31,557	52,126
Inventory, net	92,303	69,963
Prepaid expenses and other current assets	27,962	9,344
Deferred tax assets	19,229	18,271

TOTAL CURRENT ASSETS	173,258	155,331
PROPERTY AND EQUIPMENT, NET	147,504	155,911
MARKETABLE SECURITIES	658	259
GOODWILL	1,019,982	1,019,982
INTANGIBLE ASSETS, NET	407,987	414,242
DEFERRED FINANCING COSTS, NET	26,220	28,654
OTHER ASSETS	1,464	1,418

TOTAL ASSETS	$1,777,073	$1,775,797

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$30,138	$21,613
Accrued payroll	12,474	17,394
Accrued interest	26,666	17,679
Accrued income taxes	—	15,755
Accrued purchases of property and equipment	1,477	2,818
Other accrued liabilities	24,093	35,909
Current portion of long-term debt	6,500	6,500

TOTAL CURRENT LIABILITIES	101,348	117,668
DEFERRED COMPENSATION OBLIGATION	751	410
DEFERRED TAX LIABILITIES	109,366	105,565
LONG-TERM DEBT	1,150,625	1,123,625
DEFERRED RENT	10,337	10,230
OTHER LONG-TERM LIABILITIES	1,899	1,694
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY	402,747	416,605

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,777,073	$1,775,797

See notes to condensed consolidated financial statements

YANKEE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(Unaudited)

	Thirteen Weeks Ended June 28, 2008	Thirteen Weeks Ended June 30, 2007
Sales	$127,472	$133,415
Cost of sales	55,004	72,918

Gross profit	72,468	60,497
Selling expenses	52,200	47,610
General and administrative expenses	14,691	18,431

Income (loss) from operations	5,577	(5,544)
Interest income	(5)	(8)
Interest expense	22,968	25,578
Gain on extinguishment of debt	(2,131)	—
Other income	(23)	(676)

Loss before benefit from income taxes	(15,232)	(30,438)
Benefit from income taxes	(5,890)	(13,773)

Net loss	$(9,342)	$(16,665)

See notes to condensed consolidated financial statements

YANKEE HOLDING CORP. AND SUBSIDIARIES (AND PREDECESSOR)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Successor (Unaudited)	Successor	Predecessor
	Twenty-Six Weeks Ended June 28, 2008	Period from February 6, 2007 to June 30, 2007	Period from December 31, 2006 to February 5, 2007
Sales	$268,371	$223,032	$53,382
Cost of sales	119,541	139,026	24,553

Gross profit	148,830	84,006	28,829
Selling expenses	101,714	77,053	16,201
General and administrative expenses	29,105	30,253	13,828
Restructuring charge	1,475	—	—

Income (loss) from operations	16,536	(23,300)	(1,200)
Interest income	(17)	(19)	(1)
Interest expense	46,776	41,441	986
Gain on extinguishment of debt	(2,131)	—	—
Other income	(124)	(686)	(15)

Loss before benefit from income taxes	(27,968)	(64,036)	(2,170)
Benefit from income taxes	(10,768)	(26,639)	(340)

Net loss	$(17,200)	$(37,397)	$(1,830)

See notes to condensed consolidated financial statements

YANKEE HOLDING CORP. AND SUBSIDIARIES (AND PREDECESSOR)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Successor (Unaudited)	Successor	Predecessor
	Twenty-Six Weeks Ended June 28, 2008	Period from February 6, 2007 to June 30, 2007	Period from December 31, 2006 to February 5, 2007
CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES:
Net Loss	$(17,200)	$(37,397)	$(1,830)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on extinguishment of debt	(2,131)	—	—
Depreciation and amortization	23,089	18,387	2,673
Unrealized loss (gain) on marketable securities	22	220	(31)
Stock-based compensation expense	469	402	8,638
Deferred taxes	948	(14,925)	(3,905)
Non-cash charge related to increased inventory carrying value	—	40,472	—
Loss on disposal and impairment of property and equipment	642	7	14
Excess tax benefit from exercise of stock options	—	—	(4,317)
Investments in marketable securities	(421)	(533)	(27)
Changes in assets and liabilities:
Accounts receivable	20,573	(2,666)	179
Inventory	(22,334)	(13,792)	(2,739)
Prepaid expenses and other assets	(8,414)	(13,974)	336
Accounts payable	8,524	1,153	(4,443)
Income taxes payable	(26,232)	(25,382)	3,642
Accrued expenses and other liabilities	(2,299)	17,089	(8,257)
NET CASH USED IN OPERATING ACTIVITIES	(24,764)	(30,939)	(10,067)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(7,827)	(12,992)	(2,250)
Payment of contingent consideration on Aroma Naturals	(225)	—	—
Acquisition of the Company	—	(1,429,476)	—
NET CASH USED IN INVESTING ACTIVITIES	(8,052)	(1,442,468)	(2,250)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
Repayments under bank credit agreements	(22,005)	(158,625)	—
Borrowings under senior secured term loan facility	—	650,000	—
Borrowings under senior secured revolving credit facility	51,500	63,000	—
Borrowings under senior notes and senior subordinated notes	—	525,000	—
Repurchase of common stock	(123)	—	—
Excess tax benefit from exercise of stock options	—	—	4,317
Deferred financing costs	—	(32,344)	—
Net proceeds from issuance of common stock	23	418,071	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	29,395	1,465,102	4,317
EFFECT OF EXCHANGE RATE CHANGES ON CASH	1	59	11
NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,420)	(8,246)	(7,989)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,627	14,784	22,773
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,207	$6,538	$14,784
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$35,560	$20,329	$903
Income taxes	$14,515	$26,896	$(77)
Net decrease in accrued purchases of property and equipment	$1,341	$1,914	$1,520

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

On the Effective Date, Holdings acquired all of the outstanding capital stock of the Predecessor for approximately $1,413,527 in cash. Holdings is owned by affiliates of MDP and certain members of our senior management and has no operations. The Successor and Yankee Acquisition Corp. (the “Merger Sub”) are corporations formed by Holdings in connection with the acquisition and, concurrently with the closing of the offering of the notes (described below) and the acquisition on February 6, 2007, the Merger Sub merged with and into The Yankee Candle Company, Inc., which was the surviving corporation and assumed the obligations of the Merger Sub under the notes and related indentures by operation of law. The agreement and plan of merger and related documents resulted in the following events, which are collectively referred to as the “Transactions”:

•

the purchase by the equity investors of class A and class B common units of Holdings for approximately $433,071 in cash (Holdings contributed the $433,071 to Parent immediately prior to the closing of the Transaction; Parent in turn contributed the $433,071 to Merger Sub);

•	the Company paid MDP a fee of $15,000, and recorded the payment as a reduction in proceeds from common stock;

•

the entering into by the Merger Sub of a senior secured credit facility consisting of a $650,000 funded senior secured term loan and a $125,000 senior secured revolving credit facility, which are discussed in Note 7;

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

The purchase price of the Company was allocated to the assets and liabilities acquired based on their estimated fair market values as of the Effective Date as described in Note 3, “Purchase Accounting.”

The condensed consolidated balance sheets as of June 28, 2008 and December 29, 2007, the condensed consolidated statements of operations for the twenty-six weeks ended June 28, 2008 and the period February 6, 2007 to June 30, 2007, the condensed consolidated statements of operations for the thirteen weeks ended June 28, 2008 and June 30, 2007, and the statement of cash flows for the twenty-six weeks ended June 28, 2008 and the period February 6, 2007 to June 30, 2007 show the operations of the Successor. The condensed consolidated statements of operations and cash flows for the period December 31, 2006 to February 5, 2007 show the operations of the Predecessor.

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

Under the terms of the Merger Agreement, each outstanding share of the Predecessor’s common stock was converted into a right to receive an amount in cash, without interest, of $34.75 (the “Merger Consideration”). In accordance with the terms of the Merger Agreement, the Predecessor’s equity plan documents and various actions taken by its Board of Directors in connection with the Merger:

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

Upon closing of the Transactions, certain eligible Management Investors purchased 40,933 Class A common units (approximately 0.96% of Holdings’ Class A common units). The remaining 4,233,353 Class A common units were purchased by MDP in connection with the consummation of the Transactions. The purchase price paid by the Management Investors for the Class A common units was $101.22 per unit, the same as that paid by MDP pursuant to the Merger. The Class A common units are not subject to vesting. Each Management Investor has the right to require the Company to repurchase the Class A common units at original cost if the Company terminates him or her without cause or he or she resigns for good reason prior to the second anniversary of the closing of the Transactions.

Additionally, the Board approved the issuance of 474,897 shares of Class B common units. Pursuant to the Plan the Management Investors purchased 427,643 Class B common units of Holdings (representing approximately 9.9% of the residual equity interest of Holdings). The remainder of the Class B common units were available for issuance to eligible participants under the Plan. The Class B common units were purchased at a cost of $1.00 per unit. The Class B common units are subject to a five-year vesting period, with 10% of the units vesting immediately upon the date of purchase and the remainder generally vesting daily beginning on the sixth month anniversary of the purchase date, continuing over the subsequent 54 month period. If the Management Investors’ employment is terminated as a result of death or disability, an additional amount of Class B common units equal to the lesser of (i) twenty percent (20%) of the aggregate number of units held by such Management Investor and (ii) the remainder of the Management Investor’s unvested units, shall automatically become vested units. All unvested Class B common units will vest upon a sale of all or substantially all of the business to an independent third party so long as the employee holding such units continues to be an employee of the Company at the closing of the sale. Class B common units are also subject to the right of Holdings or, if not exercised by Holdings, of MDP, to repurchase such Class B common units upon a termination of employment, as more fully set forth in the equity agreements.

In October 2007, the Compensation Committee approved the creation of a new class of equity interest in Holdings, Class C common units, for future issuance to eligible participants under the Management Equity Plan. As approved by the Compensation Committee, the number of remaining authorized and unissued Class B common units will be reduced by any Class C common unit grants made, and the number of combined Class B common units and Class C common units can not exceed the initial pool of Class B common units originally reserved in connection with the Merger. Class C common units will otherwise have the same general characteristics as Class B common units, including with respect to time vesting and repurchase terms (except that unvested Class C common units are forfeited rather than repurchased as there is no initial capital outlay for the Class C common units). The Company currently anticipates that all future long-term equity incentive grants will be made using Class C common units.

Class A, Class B and Class C common units are all subject to various restrictions on transfer and other conditions, all as more fully set forth in the equity agreements. Holdings may issue additional units subject to the terms and conditions of certain of the equity agreements.

As of June 28, 2008, shares outstanding were as follows:

	Class A Common Units	Class B Common Units	Class C Common Units
Outstanding at December 29, 2007	4,271,715	403,185	475
Granted	213	—	40,873
Forfeited	—	(3,021)	—
Repurchased	—	(4,232)	—

Outstanding at June 28, 2008	4,271,928	395,932	41,348

Vested at June 28, 2008	4,271,928	110,557	4,218

The total estimated fair value of equity awards vested during the twenty-six weeks ended June 28, 2008 was $388. Share-based compensation charges for the twenty-six weeks ended June 28, 2008 were $469.

As of June 28, 2008, there was approximately $3,187 of total unrecognized compensation cost related to Class B and Class C common unit equity awards and there is no unrecognized expense related to the Class A common unit equity awards. This cost is expected to be recognized over the remaining vesting period, of approximately 58 months (July 2008 to April 2013).

Presented below is a summary of assumptions for the indicated period. There were no grants during the thirteen weeks ended June 30, 2007 by the Successor or for the period from December 31, 2006 to February 5, 2007 by the Predecessor.

	Successor	Successor
Assumptions	Thirteen & Twenty -Six week periods ended June 28, 2008	Period February 6, 2007 to June 30, 2007 Option Pricing Method Black-Scholes
Weighted average calculated value of awards granted	$13.72	$10.39
Weighted average volatility	29.1%	30.0%
Weighted average expected term (in years)	3.9	5.0
Dividend yield	—	—
Weighted average risk-free interest rate	2.2	%4.7%
Weighted average expected annual forfeiture	—	—

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

The Predecessor valued its inventories on the last–in first–out (“LIFO”) basis. The Successor has elected to value its inventories using the first–in first–out (“FIFO”) basis. As a result of the Merger, purchase accounting adjustments of approximately $43,452 were recorded to increase inventories to estimated fair value. During the thirteen weeks ended June 30, 2007 and for the period February 6, 2007 to June 30, 2007 approximately $13,490 and $40,472, respectively, of the increase has been recorded as a cost of sale in the condensed consolidated statement of operations as the related inventory was sold.

The components of inventory were as follows:

	June 28, 2008	December 29, 2007
Finished goods	$83,919	$62,723
Work-in-process	452	559
Raw materials and packaging	7,932	6,681

	$92,303	$69,963

6.	GOODWILL AND INTANGIBLE ASSETS

Intangible Assets

In connection with the Transactions, the Company’s intangible assets were valued by management. The carrying amount and accumulated amortization of intangible assets consisted of the following:

	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
June 28, 2008
Indefinite life:
Tradenames	N/A	$359,862	$—	$359,862

Finite-lived intangible assets:
Customer lists	5	65,407	(18,765)	46,642
Favorable lease agreements	5	2,330	(866)	1,464
Other	3	36	(17)	19

Total finite-lived intangible assets		67,773	(19,648)	48,125

Total intangible assets		$427,635	$(19,648)	407,987

December 29, 2007
Indefinite life:
Tradename	N/A	$359,862	$—	$359,862

Finite-lived intangible assets:
Customer lists	5	64,700	(12,081)	52,619
Favorable lease agreements	5	2,330	(592)	1,738
Other	3	36	(13)	23

Total finite-lived intangible assets		67,066	(12,686)	54,380

Total intangible assets		$426,928	$(12,686)	$414,242

Total amortization expense from finite–lived intangible assets was $3,478 and $3,510 for the thirteen weeks ended June 28, 2008 and June 30, 2007, respectively. Total amortization expense from finite–lived intangible assets was $6,962 for the twenty-six weeks ended June 28, 2008, $5,670 for the period February 6, 2007 to June 30, 2007 and $178 for the period December 31, 2006 to February 5, 2007. The intangible assets are amortized on a straight line basis. Favorable lease agreements are amortized over the remaining lease term of each respective lease.

Aggregate amortization expense related to intangible assets at June 28, 2008 in the remainder of fiscal 2008 and in each of the next five fiscal years is expected to be as follows:

2008	$7,024
2009	13,905
2010	12,789
2011	12,643
2012	1,497
2013	202
Thereafter	65

Total	$48,125

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

Goodwill is not amortized but is subject to annual impairment tests in accordance with SFAS 142. The Company completed its annual impairment testing of goodwill and indefinite-lived intangible assets as of November 3, 2007 and no impairment was recorded as a result of these tests.

7.	LONG-TERM DEBT

Long-term debt consisted of the following at June 28, 2008 and December 29, 2007:

	June 28, 2008	December 29, 2007
Senior secured revolving credit facility	$44,000	$5,000
Senior secured term loan facility	600,125	600,125
Senior notes due 2015	325,000	325,000
Senior subordinated notes due 2017	188,000	200,000

Total	1,157,125	1,130,125
Less current portion	6,500	6,500

Long-term debt	$1,150,625	$1,123,625

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

All borrowings under the Credit Facility bear interest at a rate per annum equal to an applicable margin, plus, at the Company’s option, (i) the higher of (a) the prime rate (as set forth on the British Banking Association Telerate Page 5) and (b) the federal funds effective rate, plus one-half percent (0.50%) per annum or (ii) the Eurodollar rate, and resets periodically. In addition to paying interest on outstanding principal under the senior secured credit facility, the Company is required to pay a commitment fee to the lenders in respect of unutilized loan commitments at a rate of 0.50% per annum. As of June 28, 2008, the weighted average combined interest rate on the senior secured term loan facility and senior secured revolving credit facility was 4.62%.

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

The Credit Facility and related agreements contain customary financial and other covenants, including, but not limited to, maximum consolidated total secured leverage (net of certain cash and cash equivalents) and certain other limitations on the Company and certain of the Company’s restricted subsidiaries, as defined in the Credit Facility, ability to incur additional debt, guarantee other obligations, grant liens on assets, make investments or acquisitions, dispose of assets, make optional payments or modifications of other debt instruments, pay dividends or other payments on capital stock, engage in mergers or consolidations, enter into sale and leaseback transactions, enter into arrangements that restrict the Company’s ability to pay dividends or grant liens and engage in transactions with affiliates. The Credit Facility requires that the Company maintain at the end of each fiscal quarter, commencing with the quarter ended December 29, 2007, a consolidated total secured debt (net of certain cash and cash equivalents) to consolidated EBITDA ratio of no more than 4.50 to 1.00. As of June 28, 2008, the consolidated total secured debt to consolidated EBITDA ratio was 3.44 to 1.00.

As of June 28, 2008, $44,000 was outstanding under the senior secured revolving credit facility and there were outstanding letters of credit of $2,002, leaving $78,998 in availability.

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

During the thirteen weeks ended June 28, 2008, the Company paid $9,505, plus accrued interest of $414 to repurchase $12,000 of the senior subordinated notes in the open market. In connection with this repurchase, the Company recorded a gain of $2,131, net of deferred financing costs written off in the amount of $364. The repurchase was authorized by the Company’s Board of Directors pursuant to a resolution adopted on May 20, 2008.

8.	INCOME TAXES

The income tax benefit for the thirteen weeks ended June 28, 2008 was $5,890 compared to $13,773 for the thirteen weeks ended June 30, 2007. The effective tax rates for the thirteen weeks ended June 28, 2008 and June 30, 2007 were 38.7% and 45.3%, respectively.

The income tax benefit for the twenty-six weeks ended June 28, 2008 was $10,768 compared to $26,639 for the period February 6, 2007 to June 30, 2007 and $340 for the period December 31, 2006 to February 5, 2007. The effective tax rate for the twenty-six weeks ended June 28, 2008 was 38.5%. The effective tax rates for the periods February 6, 2007 to June 30, 2007 and December 31, 2006 to February 5, 2007 were 41.6% and 15.7%, respectively. The change in the effective tax rate is primarily the net result of non-recurring effects of the merger in the prior year.

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

The Company uses interest rate swaps to eliminate the variability of a portion of cash flows associated with the forecasted interest payments on its $650,000 senior secured term loan facility. This is achieved through converting a portion of the floating rate senior secured term loan facility to a fixed rate by entering into pay-fixed interest rate swaps. The Company has determined that its interest rate swap agreements have been appropriately designated and documented as a cash flow hedges under SFAS 133.

On February 14, 2007 the Company entered into an interest rate swap agreement to hedge a portion of the cash flows associated with its $650,000 senior secured term loan facility. This agreement has a total notional value of $415,000. The $415,000 notional value amortizes over the life of the swap. This interest rate swap agreement effectively converts approximately 60% of the outstanding amount under the senior secured term loan facility, which is floating–rate debt, to a fixed–rate by having the Company pay fixed–rate amounts in exchange for the receipt of the amount of the floating–rate interest payments. Under the terms of this agreement, a quarterly net settlement is made for the difference between the fixed rate of 5.095% and the variable rate based upon the three–month LIBOR rate on the notional amount of the interest rate swap. This interest rate swap agreement terminates on February 14, 2010.

As of June 28, 2008 the Company recorded the fair value of the derivative liability of $9,187 in other current liabilities, and $5,593 and $3,594 in other comprehensive loss and deferred taxes, respectively. For the thirteen and twenty-six weeks ended June 28, 2008 and the thirteen weeks ended June 30, 2007 and the period February 6, 2007 to June 30, 2007 there was no hedge ineffectiveness recorded in earnings.

On February 13, 2008 the Company entered into an interest rate swap agreement, effective March 31, 2008, to hedge an additional portion of the cash flows associated with its $650,000 senior secured term loan facility. The agreement has an initial notional value of $100,000. The $100,000 notional value increases on March 31, 2010 to approximately $397,000 and then amortizes over the remaining life of the swap. The interest rate swap agreement converts amounts under the senior secured term loan facility, which is floating–rate debt, to a fixed–rate by having the Company pay fixed–rate amounts in exchange for the receipt of the amount of the floating–rate interest payments. Under the terms of this agreement, a quarterly net settlement is made for the difference between the fixed rate of 3.347% and the variable rate based upon the three–month LIBOR rate on the notional amount of the interest rate swap. This interest rate swap agreement terminates on March 31, 2011.

As of June 28, 2008 the Company recorded the fair value of the derivative asset of $4,556 in prepaid expenses and other current assets and $2,774 and $1,782 in other comprehensive loss and deferred taxes, respectively. For the thirteen and twenty-six weeks ended June 28, 2008 there was no hedge ineffectiveness recorded in earnings.

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of June 28, 2008.

	Fair Value Measurements on a Recurring Basis as of June 28, 2008
	Level 1	Level 2	Level 3	Total
Assets
Interest rate swap	$—	$4,556	$—	$4,556
Marketable securities	658	—	—	658

Total Assets	$658	$4,556	$—	$5,214

Liabilities
Interest rate swap	$—	$9,187	$—	$9,187
Deferred compensation plan	658	—	—	658

Total Liabilities	$658	$9,187	$—	$9,845

The Company holds marketable securities in its deferred compensation plan. The marketable securities consist of investments in mutual funds and are recorded at fair value based on third party quotes. The Company uses an income approach to value the asset and liability for its outstanding interest rate swaps. The interest rate swaps are valued using an income approach which consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contract using current market information as of the reporting date such as the three month LIBOR curve and the creditworthiness of the Company and its counterparties.

11.	COMPREHENSIVE LOSS

The computation of comprehensive loss is as follows:

	Successor				Predecessor
	Thirteen Weeks Ended June 28, 2008	Thirteen Weeks Ended June 30, 2007	Twenty-Six Weeks Ended June 28, 2008	Period February 6, 2007 to June 30, 2007	Period December 31, 2006 to February 5, 2007
Net loss	$(9,342)	$(16,665)	$(17,200)	$(37,397)	$(1,830)
Other comprehensive income:
Currency translation adjustments	95	(107)	62	(87)	58
Change in unrealized loss on interest rate swaps, net of tax	8,138	2,503	2,911	1,046	—

Other comprehensive income	8,233	2,396	2,973	959	58

Comprehensive loss	$(1,109)	$(14,269)	$(14,227)	$(36,438)	$(1,772)

12.	RELATED PARTY TRANSACTIONS

Upon closing of the Transactions, the Company entered into a management services contract with an affiliate of MDP pursuant to which MDP provides the Company with management and consulting services and financial and advisory services on an ongoing basis for a fee of $1,500 per year, payable in equal quarterly installments, and reimbursement of out–of–pocket expenses incurred in connection with the provision of such services. Under this management services agreement, the Company also agreed to provide customary indemnification. Pursuant to such agreement, at the closing of the Transactions, MDP received a fee of approximately $15,000 plus out–of–pocket expenses for services rendered in connection with the Transactions. The Company recorded fees associated with the annual management fee of $375 for the thirteen weeks ended June 28, 2008 and June 30, 2007 and $750 for the twenty-six weeks ended June 28, 2008 and the period February 6, 2007 to June 30, 2007.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 amends and expands the disclosure requirements of SFAS 133 with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments and their impact on an entity’s financial position, financial performance and cash flows. The requirements of SFAS 161 are effective for our fiscal year beginning on January 4, 2009. The Company is in the process of evaluating the impact of adopting SFAS 161 on our derivative disclosures.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement will be effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 162 on its financial condition, results of operations and cash flows.

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

The CEO evaluates both its retail and wholesale operations based on an “operating earnings” measure. Such measure gives recognition to specifically identifiable operating costs such as cost of sales and selling expenses. Administrative charges are generally not allocated to specific operating segments and are accordingly reflected in the unallocated/corporate/other reconciliation to the total consolidated results. As described in Note 3, the Merger of the Company on February 6, 2007 resulted in several purchase accounting adjustments to record assets and liabilities acquired at fair market value. The effects of purchase accounting adjustments on the operations of the Successor are not included in segment operations below, consistent with internal reports used by the CEO. These amounts are also included in the unallocated/corporate/other column. Other components of the condensed consolidated statements of operations, which are classified below operating income, are also not allocated by segments. The Company does not account for or report assets, capital expenditures or depreciation and amortization by segment to the CEO.

The following are the relevant data for the thirteen weeks ended June 28, 2008 (Successor) and June 30, 2007 (Successor), the twenty-six weeks ended June 28, 2008 (Successor) the period February 6, 2007 to June 30, 2007 (Successor), and the period December 31, 2006 to February 5, 2007 (Predecessor):

Successor Thirteen Weeks Ended June 28, 2008	Retail	Wholesale	Unallocated/ Corporate/ Other	Balance per Condensed Consolidated Statements of Operations
Sales	$70,553	$56,919	$—	$127,472
Gross profit	45,363	26,944	161	72,468
Selling expenses	38,807	9,542	3,851	52,200
Income (loss) from operations	6,556	17,401	(18,380)	5,577
Other expense, net	—	—	(20,809)	(20,809)
Loss before benefit from income taxes	—	—	—	(15,232)

Successor Thirteen Weeks Ended June 30, 2007	Retail	Wholesale	Unallocated/ Corporate/ Other	Balance per Condensed Consolidated Statements of Operations
Sales	$71,761	$61,654	$—	$133,415
Gross profit	45,310	28,173	(12,986)	60,497
Selling expenses	38,582	5,046	3,982	47,610
Income (loss) from operations	6,728	23,127	(35,399)	(5,544)
Other expense, net	—	—	(24,894)	(24,894)
Loss before benefit from income taxes	—	—	—	(30,438)

Successor Twenty-Six Weeks Ended June 28, 2008	Retail	Wholesale	Unallocated/ Corporate/ Other	Balance per Condensed Consolidated Statements of Operations
Sales	$143,392	$124,979	$—	$268,371
Gross profit	90,663	57,914	253	148,830
Selling expenses	79,218	14,907	7,589	101,714
Income (loss) from operations	11,445	43,007	(37,916)	16,536
Other expense, net	—	—	(44,504)	(44,504)
Loss before benefit from income taxes	—	—	—	(27,968)

Successor Period February 6, 2007 to June 30, 2007	Retail	Wholesale	Unallocated/ Corporate/ Other	Balance per Condensed Consolidated Statements of Operations
Sales	$114,610	$108,422	$—	$223,032
Gross profit	74,683	49,759	(40,436)	84,006
Selling expenses	62,301	8,315	6,437	77,053
Income (loss) from operations	12,382	41,444	(77,126)	(23,300)
Other expense, net	—	—	(40,736)	(40,736)
Loss before benefit from income taxes	—	—	—	(64,036)

Predecessor Period December 31, 2006 to February 5, 2007	Retail	Wholesale	Unallocated/ Corporate/ Other	Balance per Condensed Consolidated Statements of Operations
Sales	$26,530	$26,852	$—	$53,382
Gross profit	15,653	13,176	—	28,829
Selling expenses	14,423	1,778	—	16,201
Income (loss) from operations	1,230	11,398	(13,828)	(1,200)
Other expense, net	—	—	(970)	(970)
Loss before benefit from income taxes	—	—	—	(2,170)

Sales for the Company’s international operations, which are included in the wholesale segment for reporting purposes, were approximately $10,529 and $8,800 for the thirteen weeks ended June 28, 2008 and June 30, 2007, respectively. For the twenty-six weeks ended June 28, 2008 and for the periods February 6, 2007 to June 30, 2007 and December 31, 2006 to February 5, 2007, sales for the Company’s international operations were approximately $20,136, $14,174 and $2,021, respectively. Long lived assets of the Company’s international operations were approximately $1,046 and $1,192 as of June 28, 2008 and June 30, 2007, respectively.

15.	RESTRUCTURING CHARGE

During the first quarter of fiscal 2008, the Company initiated a restructuring plan designed to close three underperforming Illuminations stores and move the Illuminations corporate headquarters from Petaluma, California to the Company’s South Deerfield, Massachusetts headquarters. In connection with this restructuring plan, a charge of $1,475 was recorded during the thirteen weeks ended March 29, 2008. Included in the restructuring charge was $632 related to lease termination costs, $493 related to non-cash fixed assets write-offs and other costs, and $350 in employee related costs. As of March 29, 2008 the three underperforming stores had been closed.

In accounting for the restructuring charge, the Company complied with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred.

The following is a summary of restructuring charge activity for the thirteen and twenty-six weeks ended June 28, 2008:

	Accrued as of March 29, 2008	Thirteen Weeks ended June 28, 2008		Accrued as of June 28, 2008
		Costs Paid	Non-Cash Charges
Occupancy related	$431	$35	$(44)	$440
Fixed asset impairment and other	42	42		0
Employee related	256	158		98

Total	$729	$235	$(44)	$538

	Twenty-Six Weeks Ended June 28, 2008			Accrued as of June 28, 2008
	Expense	Costs Paid	Non-Cash Charges
Occupancy related	$632	$236	$(44)	$440
Fixed asset impairment and other	493	42	451	0
Employee related	350	252		98

Total	$1,475	$530	$407	$538

The company expects employee related costs to be paid by the end of fiscal year 2008 and occupancy related costs to be paid by March 2013.

16.	WRITE OFF OF RECEIVABLE

The Company accounts for its loss contingencies in accordance with SFAS No. 5, “Accounting for Contingencies” (SFAS 5). SFAS 5 requires that an estimated loss is recorded when information available prior to the issuance of the financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. If the threshold of probable is not met disclosure of the contingency should be made when there is at least a reasonable possibility that a loss has been incurred.

On May 2, 2008, one of the Company’s wholesale customers, Linens ‘N Things, filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The Company has an outstanding receivable balance due from Linens ‘N Things and is an unsecured creditor with respect to that receivable. During the quarter ended June 28, 2008 the Company determined it probable that the outstanding pre-petition receivable balance with Linens ‘N Things had become impaired and recorded a bad debt provision in the amount of $4.5 million. The Company will continue to monitor the bankruptcy proceedings.

17.	FINANCIAL INFORMATION RELATED TO GUARANTOR SUBSIDIARIES

As discussed in Note 7, obligations under the senior notes are guaranteed on an unsecured senior basis and obligations under the senior subordinated notes are guaranteed on an unsecured senior subordinated basis by the Parent and 100% of the Company’s existing and future domestic subsidiaries. The senior notes are fully and unconditionally guaranteed by all of our 100% owned U.S. subsidiaries (the “Guarantor Subsidiaries”) on a senior unsecured basis. These guarantees are joint and several obligations of the Guarantors. The foreign subsidiary does not guarantee these notes.

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

Condensed consolidating financial information is as follows:

YANKEE HOLDING CORP. AND SUBSIDIARIES (SUCCESSOR)

CONDENSED CONSOLIDATING BALANCE SHEET

June 28, 2008

(in thousands)

	Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$(261)	$1,817	$651	$—	$2,207
Accounts receivable, net	—	23,461	539	7,557	—	31,557
Inventory	—	80,625	1,624	14,978	(4,924)	92,303
Prepaid expenses and other current assets	—	25,630	280	2,052	—	27,962
Deferred tax assets	—	19,182	47	—	—	19,229

TOTAL CURRENT ASSETS	—	148,637	4,307	25,238	(4,924)	173,258
PROPERTY AND EQUIPMENT, NET	—	145,744	714	1,046	—	147,504
MARKETABLE SECURITIES	—	658	—	—	—	658
GOODWILL	—	1,010,862	9,120	—	—	1,019,982
INTANGIBLE ASSETS	—	404,629	2,651	707	—	407,987
DEFERRED FINANCING COSTS	—	26,220	—	—	—	26,220
OTHER ASSETS	—	1,196	—	268	—	1,464
INVESTMENT IN SUBSIDIARIES	402,747	5,095	—	—	(407,842)	—

TOTAL ASSETS	$402,747	$1,743,041	$16,792	$27,259	$(412,766)	$1,777,073

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$28,366	$390	$1,382	$—	$30,138
Accrued payroll	—	11,972	168	334	—	12,474
Accrued interest	—	26,666	—	—	—	26,666
Accrued purchases of property and equipment	—	1,477	—	—	—	1,477
Other accrued liabilities	—	21,062	1,700	1,331	—	24,093
Current portion of long-term debt	—	6,500	—	—	—	6,500

TOTAL CURRENT LIABILITIES	—	96,043	2,258	3,047	—	101,348
DEFERRED COMPENSATION OBLIGATION	—	751	—	—	—	751
DEFERRED TAX LIABILITIES	—	109,366	—	—	—	109,366
LONG-TERM DEBT	—	1,150,625	—	—	—	1,150,625
DEFERRED RENT	—	10,326	11	—	—	10,337
OTHER LONG-TERM LIABILITIES	—	1,899	—	—	—	1,899
INTERCOMPANY	—	(30,473)	15,784	17,856	(3,167)	—
STOCKHOLDERS’ EQUITY	402,747	404,504	(1,261)	6,356	(409,599)	402,747

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$402,747	$1,743,041	$16,792	$27,259	$(412,766)	$1,777,073

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

YANKEE HOLDING CORP. AND SUBSIDIARIES (SUCCESSOR)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Thirteen Weeks Ended June 28, 2008

(in thousands)

	Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
Sales	$—	$123,673	$1,670	$9,708	$(7,579)	$127,472
Cost of sales	—	51,612	1,045	7,711	(5,364)	55,004

Gross profit	—	72,061	625	1,997	(2,215)	72,468
Selling expenses	—	49,402	878	1,980	(60)	52,200
General and administrative expenses	—	14,645	—	—	46	14,691

Income (loss) from operations	—	8,014	(253)	17	(2,201)	5,577
Interest income	—	—	—	(5)	—	(5)
Interest expense	—	22,968	—	—	—	22,968
Gain on extinguishment of debt	—	(2,131)	—	—	—	(2,131)
Other income	—	14	—	(37)	—	(23)
(Loss) income before (benefit from) provision for	—	(12,837)	(253)	59	(2,201)	(15,232)
(Benefit from) provision for income taxes	—	(4,958)	(98)	17	(851)	(5,890)
(Loss) income before equity in (earnings of) losses of subsidiaries	—	(7,879)	(155)	42	(1,350)	(9,342)
Equity in (earnings of) losses of subsidiaries, net of tax	9,342	113	—	—	(9,455)	—
Net (loss) income	$(9,342)	$(7,992)	$(155)	$42	$8,105	$(9,342)

YANKEE HOLDING CORP. AND SUBSIDIARIES (SUCCESSOR)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Thirteen Weeks Ended June 30, 2007

(in thousands)

	Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
Sales	$—	$127,385	$1,548	$8,175	$(3,693)	$133,415
Cost of sales	—	68,196	1,204	6,785	(3,267)	72,918

Gross profit	—	59,189	344	1,390	(426)	60,497
Selling expenses	—	44,835	912	1,863	—	47,610
General and administrative expenses	—	18,431	—	—	—	18,431

Loss from operations	—	(4,077)	(568)	(473)	(426)	(5,544)
Interest income	—	—	—	(8)	—	(8)
Interest expense	—	25,578	—	—	—	25,578
Other income	—	(127)	—	(549)	—	(676)

(Loss) income before (benefit from) provision for income taxes	—	(29,528)	(568)	84	(426)	(30,438)
(Benefit from) provision for income taxes	—	(13,348)	(257)	25	(193)	(13,773)

(Loss) income before equity in (earnings of) losses of subsidiaries	—	(16,180)	(311)	59	(233)	(16,665)
Equity in (earnings of) losses of subsidiaries, net of tax	16,665	252	—	—	(16,917)	—

Net (loss) income	$(16,665)	$(16,432)	$(311)	$59	$16,684	$(16,665)

YANKEE HOLDING CORP. AND SUBSIDIARIES (SUCCESSOR)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Twenty-Six Weeks Ended June 28, 2008

(in thousands)

	Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
Sales	$—	$259,193	$3,393	$18,382	$(12,597)	$268,371
Cost of sales	—	112,100	2,147	14,516	(9,222)	119,541

Gross profit	—	147,093	1,246	3,866	(3,375)	148,830
Selling expenses	—	95,933	1,708	4,193	(120)	101,714
General and administrative expenses	—	29,018	—	—	87	29,105
Restructuring charge	—	1,475	—	—	—	1,475

Income (loss) from operations	—	20,667	(462)	(327)	(3,342)	16,536
Interest income	—	—	—	(17)	—	(17)
Interest expense	—	46,776	—	—	—	46,776
Gain on extinguishment of debt		(2,131)	—	—	—	(2,131)
Other income	—	(36)	—	(88)	—	(124)

Loss before benefit from income taxes	—	(23,942)	(462)	(222)	(3,342)	(27,968)
Benefit from income taxes	—	(9,240)	(178)	(63)	(1,287)	(10,768)

Loss before equity in (earnings of) losses of subsidiaries	—	(14,702)	(284)	(159)	(2,055)	(17,200)
Equity in (earnings of) losses of subsidiaries, net of tax	17,200	443	—	—	(17,643)	—

Net (loss) income	$(17,200)	$(15,145)	$(284)	$(159)	$15,588	$(17,200)

YANKEE HOLDING CORP. AND SUBSIDIARIES (SUCCESSOR)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Period February 6, 2007 to June 30, 2007

(in thousands)

	Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
Sales	$—	$215,721	$2,428	$12,926	$(8,043)	$223,032
Cost of sales	—	129,209	1,921	14,250	(6,354)	139,026

Gross profit	—	86,512	507	(1,324)	(1,689)	84,006
Selling expenses	—	72,497	1,459	3,097	—	77,053
General and administrative expenses	—	30,253	—	—	—	30,253

Loss from operations	—	(16,238)	(952)	(4,421)	(1,689)	(23,300)
Interest income	—	—	—	(19)	—	(19)
Interest expense	—	41,441	—	—	—	41,441
Other income	—	(145)	—	(541)	—	(686)

Loss before benefit from income taxes	—	(57,534)	(952)	(3,861)	(1,689)	(64,036)
Benefit from income taxes	—	(24,375)	(404)	(1,158)	(702)	(26,639)

Loss before equity in (earnings of) losses of subsidiaries	—	(33,159)	(548)	(2,703)	(987)	(37,397)
Equity in (earnings of) losses of subsidiaries, net of tax	37,397	3,251	—	—	(40,648)	—

Net (loss) income	$(37,397)	$(36,410)	$(548)	$(2,703)	$39,661	$(37,397)

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

YANKEE HOLDING CORP. AND SUBSIDIARIES (SUCCESSOR)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Twenty-Six Weeks Ended June 28, 2008

(in thousands)

	Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
CASH FLOWS (USED IN ) PROVIDED BY OPERATING ACTIVITIES:
Net (loss) income	$(17,200)	$(15,145)	$(284)	$(159)	$15,588	$(17,200)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on extinguishment of debt		(2,131)				(2,131)
Depreciation and amortization	—	22,546	261	282	—	23,089
Unrealized loss on marketable securities	—	22	—	—	—	22
Stock based compensation expense	—	469	—	—	—	469
Deferred taxes	—	565	383	—	—	948
Loss on disposal and impairment of property and equipment	—	642	—	—	—	642
Investments in marketable securities	—	(421)	—	—	—	(421)
Equity in earnings of subsidiaries	17,200	443	—	—	(17,643)	—
Changes in assets and liabilities:
Accounts receivable, net	—	17,194	712	2,667	—	20,573
Inventory	—	(20,045)	(153)	(5,479)	3,343	(22,334)
Prepaid expenses and other assets	—	(6,038)	(214)	(2,162)	—	(8,414)
Accounts payable	—	8,014	34	476	—	8,524
Income Taxes Payable	—	(26,232)	—	—	—	(26,232)
Accrued expenses and other liabilities	—	(1,476)	(932)	109	—	(2,299)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	—	(21,593)	(193)	(4,266)	1,288	(24,764)
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	—	(7,765)	(10)	(52)	—	(7,827)
Payment of contingent consideration on Aroma Naturals	—	—	(225)	—	—	(225)
NET CASH USED IN INVESTING ACTIVITIES	—	(7,765)	(235)	(52)	—	(8,052)
CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
Repayments under bank credit agreements	—	(22,005)	—	—	—	(22,005)
Borrowings under senior secured term loan facility	—	—	—	—	—	—
Borrowings under senior secured revolving credit facility	—	51,500	—	—	—	51,500
Borrowings under senior notes and senior subordinated notes	—	—	—	—	—	—
Repurchase of common stock	—	(123)	—	—	—	(123)
Excess tax benefit from exercise of stock options	—	—	—	—	—	—
Deferred financing costs	—	—	—	—	—	—
Net proceeds from issuance of common stock	—	23	—	—	—	23
Intercompany	—	(1,614)	(96)	2,998	(1,288)	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	—	27,781	(96)	2,998	(1,288)	29,395
EFFECT EXCHANGE RATE CHANGES ON CASH	—	—	—	1	—	1
NET DECREASE IN CASH AND CASH EQUIVALENTS	—	(1,577)	(524)	(1,319)	—	(3,420)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	1,316	2,341	1,970	—	5,627
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$(261)	$1,817	$651	$—	$2,207

YANKEE HOLDING CORP. AND SUBSIDIARIES (SUCCESSOR)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Period February 6, 2007 to June 30, 2007

(in thousands)

	Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES:
Net (loss) income	$(37,397)	$(36,410)	$(548)	$(2,703)	$39,661	$(37,397)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	18,084	193	110	—	18,387
Unrealized loss on marketable securities	—	220	—	—	—	220
Stock based compensation expense	—	402	—	—	—	402
Deferred taxes	—	(15,307)	382	—	—	(14,925)
Non-cash charge related to increased inventory carrying value	—	40,472	—	—	—	40,472
Loss on disposal and impairment of property and equipment	—	7	—	—	—	7
Investments in marketable securities	—	(533)	—	—	—	(533)
Equity in earnings of subsidiaries	37,397	3,251	—	—	(40,648)	—
Changes in assets and liabilities:
Accounts receivable, net	—	(910)	(19)	(1,737)	—	(2,666)
Inventory	—	(12,542)	129	(3,042)	1,663	(13,792)
Prepaid expenses and other assets	—	(15,921)	1,695	252	—	(13,974)
Accounts payable	—	1,145	184	(176)	—	1,153
Income taxes payable	—	(26,068)	371	17	298	(25,382)
Accrued expenses and other liabilities	—	17,995	(551)	(355)	—	17,089

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	—	(26,115)	1,836	(7,634)	974	(30,939)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	—	(12,899)	(15)	(78)	—	(12,992)
Acquisition of the Company	—	(1,429,476)	—	—	—	(1,429,476)

NET CASH USED IN INVESTING ACTIVITIES	—	(1,442,375)	(15)	(78)	—	(1,442,468)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
Repayments of existing bank loan	—	(158,625)	—	—	—	(158,625)
Net proceeds from issuance of common stock	418,071	—	—	—	—	418,071
Borrowings under senior secured term loan facility	—	650,000	—	—	—	650,000
Deferred financing costs	—	(32,344)	—	—	—	(32,344)
Borrowings under senior secured revolving credit facility	—	63,000	—	—	—	63,000
Borrowings under senior notes and senior subordinated notes	—	525,000	—	—	—	525,000
Intercompany	(418,071)	413,340	(2,169)	7,874	(974)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	—	1,460,371	(2,169)	7,874	(974)	1,465,102

EFFECT EXCHANGE RATE CHANGES ON CASH	—	—	—	59	—	59
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(8,119)	(348)	221	—	(8,246)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	10,781	2,156	1,847	—	14,784

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$2,662	$1,808	$2,068	$—	$6,538

YANKEE HOLDING CORP. AND SUBSIDIARIES (PREDECESSOR)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Period December 31, 2006 to February 5, 2007

(in thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES:
Net loss	$(1,374)	$(147)	$(210)	$(99)	$(1,830)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,608	46	19	—	2,673
Unrealized gain on marketable securities	(31)	—	—	—	(31)
Stock based compensation expense	8,638	—	—	—	8,638
Deferred taxes	(3,905)	—	—	—	(3,905)
Loss on disposal and impairment of property and equipment	14	—	—	—	14
Investments in marketable securities	(27)	—	—	—	(27)
Excess tax benefit from exercise of stock options	(4,317)	—	—	—	(4,317)
Equity in earnings of subsidiaries	357	—	—	(357)	—
Changes in assets and liabilities:
Accounts receivable, net	(1,190)	159	1,210	—	179
Inventory	(2,396)	152	(1,029)	534	(2,739)
Prepaid expenses and other assets	697	1	(362)	—	336
Accounts payable	(3,895)	(191)	(357)	—	(4,443)
Income taxes payable	3,642	—	—	—	3,642
Accrued expenses and other liabilities	(7,437)	(550)	(270)	—	(8,257)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(8,616)	(530)	(999)	78	(10,067)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(2,247)	—	(3)	—	(2,250)

NET CASH USED IN INVESTING ACTIVITIES	(2,247)	—	(3)	—	(2,250)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Excess tax benefit from exercise of stock options	4,317	—	—	—	4,317
Intercompany	660	324	(906)	(78)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	4,977	324	(906)	(78)	4,317

EFFECT EXCHANGE RATE CHANGES ON CASH	—	—	11	—	11

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,886)	(206)	(1,897)	—	(7,989)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	16,667	2,362	3,744	—	22,773

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,781	$2,156	$1,847	$—	$14,784

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Acquisition of the Company

On February 6, 2007, Holdings acquired all of the outstanding capital stock of the Predecessor for approximately $1,413.5 million in cash. Holdings is owned by affiliates of MDP and certain members of our senior management. The acquisition of The Yankee Candle Company, Inc. was accounted for as a business combination using the purchase method of accounting, whereby the purchase price (including liabilities assumed) was allocated to the assets acquired based on their estimated fair market values at the date of acquisition and the excess of the total purchase price over the fair value of the Company’s net assets was allocated to goodwill. The purchase price paid by Holdings to acquire the Company and related purchase accounting adjustments were “pushed down” and recorded in Yankee Holding Corp.’s and its subsidiaries’ financial statements and resulted in a new basis of accounting for the “successor” period beginning on the day the acquisition was completed. As a result, the purchase price and related costs were allocated to the estimated fair values of the assets acquired and liabilities assumed at the time of the acquisition based on management’s best estimates. See note 3, “Purchase Accounting”, to the accompanying condensed consolidated financial statements for additional information.

Sales/receivables

We sell our products both directly to retail customers and through wholesale channels. Merchandise sales are recognized upon transfer of ownership, including passage of title to the customer and transfer of the risk of loss related to those goods. In our wholesale segment, products are shipped “free on board” shipping point; however revenue is recognized at the time the product is received for certain customers due to our practice of absorbing risk of loss in the event of damaged or lost shipments for those customers. In our retail segment, transfer of title takes place at the point of sale (i.e., at our retail stores). There are no situations, either in our wholesale or retail segments, where legal risk of loss does not transfer immediately upon receipt by our customers. Although we do not provide a contractual right of return, in the course of arriving at practical business solutions to various claims, we have allowed sales returns and allowances. In these situations, customer claims for credit or return due to damage, defect, shortage or other reason must be pre-approved by us before credit is issued or such product is accepted for return. Such returns have not precluded sales recognition because we have a long history with such returns, which we use in estimating a reserve. This reserve, however, is subject to change. In our wholesale segment, we have included a reserve in our financial statements representing our estimated obligation related to promotional marketing activities. In addition to returns, we bear credit risk relative to our wholesale customers. We have provided a reserve for bad debts in our financial statements based on our estimates of the creditworthiness of our customers. However, this reserve is also subject to change. Changes in these reserves would affect our operating results.

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

Derivative instruments

In accordance with SFAS 133, as amended, the Company designated certain interest rate swap derivative arrangements entered into on February 14, 2007 and February 13, 2008 as cash flow hedges and recognizes the fair value of the instruments on the condensed consolidated balance sheet. Gains and losses related to a hedge and that result from changes in the fair value of the hedge are either recognized in income immediately to offset the gain or loss on the hedged item, or the effective portion is deferred and reported as a component of other comprehensive income in stockholders’ equity and subsequently recognized in income when the hedged item affects earnings. To record these swaps as of June 28, 2008 the Company recorded the fair value of the derivative asset of $4.6 million in other current assets, the fair value of the derivative liability of $9.2 million in other current liabilities, and by $2.8 million and $1.8 million in other comprehensive loss and deferred taxes, respectively.

Taxes

We have significant deferred tax liabilities recorded on our financial statements, which are primarily attributable to the effect of purchase accounting adjustments recorded as a result of the Merger.

We also have a significant net deferred tax asset recorded on our financial statements. This asset primarily arose at the time of our recapitalization in 1998 and reflects the tax benefit of future tax deductions available to us from the recapitalization. The recoverability of this future tax deduction is dependent upon our future profitability. We have made an assessment that this asset is likely to be recovered and is appropriately reflected on the balance sheet. Should we find that we are not able to utilize this deduction in the future we would have to record a reserve for all or a part of this asset, which would adversely affect our operating results and cash flows.

Value of long-lived assets, including intangibles

Long-lived assets on our condensed consolidated balance sheet consist primarily of property and equipment, customer lists, tradenames and goodwill. An intangible asset with a finite useful life is amortized; an intangible asset with an indefinite useful life is not amortized, but is evaluated annually for impairment. Reaching a determination on useful life requires significant judgments and assumptions regarding the future effects of obsolescence, competition and other economic factors. We have determined that our tradenames have an indefinite useful life and therefore they are not being amortized. We periodically review the carrying value of all of these assets. We undertake this review when facts and circumstances suggest that cash flows emanating from those assets may be diminished, and at least annually in the case of tradenames and goodwill.

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

Share-based compensation

The Company accounts for its share-based compensation in accordance with SFAS No. 123(R) “Share–Based Payment” (SFAS 123(R)). Under SFAS 123(R), we are required to record compensation expense for all awards granted including our Class B and Class C common units. Share-based compensation charges of $0.2 million, $8.6 million and $0.5 million were recorded in the accompanying condensed consolidated statements of operations for the thirteen weeks ended June 28, 2008 and the periods December 31, 2006 to February 5, 2007 and February 6, 2007 to March 31, 2007, respectively. The increase in share-based compensation charges during the period December 31, 2006 to February 5, 2007 was attributable to share–based compensation charges of $8.2 million as a result of the accelerated vesting associated with stock options, restricted and performance shares that resulted from the Merger.

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

In connection with the Transactions, the Company incurred significant additional indebtedness, including $650.0 million on the Senior Secured Term Loan Facility, $325.0 million of senior notes and $200.0 million of senior subordinated notes, which has increased the Company’s interest expense following the transaction. In addition, amortization expense has increased significantly due to increases in the amortizable intangible assets acquired in the Merger.

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

New Wholesale Accounts. The timing of new wholesale accounts may have an impact on our quarterly results due to the size of initial opening orders, promotional programs associated with the roll-out of orders.

RESULTS OF OPERATIONS

Overview

We are the largest designer, manufacturer and distributor of premium scented candles in the U.S. based on annual sales. We have a 38–year history of offering our distinctive products and marketing them as affordable luxuries and consumable gifts. We offer a wide variety of jar candles, Samplers ® votive candles, Tarts ® wax potpourri, pillars and other candle products, the vast majority of which are marketed under the Yankee Candle ® brand. We also sell a wide range of other home fragrance products, including Yankee Candle ® branded electric home fragrancers, potpourri, scented oils, reed diffusers, room sprays, Yankee Candle Car Jars ® auto air fresheners, and candle related home decor accessories. We operate a vertically integrated business model with approximately 68% of our 2007 sales generated from products we manufactured at our Whately, Massachusetts facility.

Our multi–channel distribution strategy enables us to offer Yankee Candle® products through a wide variety of locations and venues. We sell our products through an extensive and growing wholesale customer network in North America and through our growing retail store base located primarily in malls. As of June 28, 2008, we had 471 Company–owned and operated stores, including 28 Illuminations stores, and approximately 19,600 wholesale locations, including our European operations. In addition, we own and operate a 90,000 square foot flagship store in South Deerfield, Massachusetts and a 42,000 square foot flagship store in Williamsburg, Virginia.

We also sell our products directly to consumers through our catalogs and our Internet web sites at www.yankeecandle.com, www.illuminations.com and www.aromanaturals.com. Outside North America, we sell our products through international distributors and to an international wholesale customer network through our distribution center located in Bristol, England. As a result of acquisitions in recent years, our operations also include (i) our Illuminations division, a designer and marketer of premium scented candles, candle accessories and other home decor products under the Illuminations ® brand, pursuant to which we operate 28 Illuminations retail stores (as of June 28, 2008) in California, Arizona and Washington, (ii) our Yankee Candle fundraising division and (iii) our wholly owned subsidiary, Aroma Naturals, Inc., a specialized line of wellness candles and aromatherapy products.

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

In evaluating our results of operations and financial performance, our management has used combined results for the twenty-six weeks ended June 30, 2007 as a single measurement period. Due to the Transactions, we believe that comparisons between the twenty-six weeks ended June 28, 2008 and either the Predecessor’s results for the period December 31, 2006 to February 5, 2007 or the Successor’s results for the period February 6, 2007 to June 30, 2007 may impede the ability of users of our financial information to understand our operating and cash flow performance.

Consequently, to enhance an analysis of operating results and cash flows, we have presented our operating results and cash flows on a combined basis for the twenty-six weeks ended June 30, 2007. This combined presentation for the twenty-six weeks ended June 30, 2007 represents the mathematical addition of the pre–Merger results of operations of the Predecessor for the period December 31, 2006 to February 5, 2007 and the results of operations for the Successor for the period from February 6, 2007 to June 30, 2007. We believe the combined presentation provides relevant information for investors. These combined results, however, are not intended to represent what our operating results would have been had the Transactions occurred at the beginning of the period. A reconciliation showing the mathematical combination of our operating results for such periods is included below.

In the following discussion, comparisons are made between the twenty-six week periods ended June 28, 2008 and June 30, 2007, notwithstanding the presentation in our condensed consolidated statements of operations for the twenty-six weeks of fiscal 2007 which is comprised of the period from December 31, 2006 to February 5, 2007 (Predecessor) and the period from February 6, 2007 to June 30, 2007 (Successor). We do not believe a discussion of the various periods presented for the twenty-six weeks of fiscal 2007 in the condensed consolidated statements of operations would be meaningful and, accordingly, we have prepared the discussion of our results of operations by comparing the twenty-six weeks of fiscal 2008 to the twenty-six weeks of fiscal 2007 without regard to the differentiation between the period from December 31, 2006 to February 5, 2007 (Predecessor) and the period from February 6, 2007 to June 30, 2007 (Successor).

The following table reconciles the twenty-six weeks ended June 30 2007 condensed consolidated statements of operations with the discussion of the results of operations that follows:

	Successor Period February 6, 2007 to June 30, 2007	Predecessor Period December 31, 2006 to February 5, 2007	Non-GAAP Combined Twenty-Six Weeks Ended June 30, 2007
Sales	$223,032	$53,382	$276,414
Cost of sales	139,026	24,553	163,579

Gross profit	84,006	28,829	112,835
Selling expenses	77,053	16,201	93,254
General and administrative expenses	30,253	13,828	44,081

Loss from operations	(23,300)	(1,200)	(24,500)
Interest income	(19)	(1)	(20)
Interest expense	41,441	986	42,427
Other income	(686)	(15)	(701)

Loss before benefit from income taxes	(64,036)	(2,170)	(66,206)
Benefit from income taxes	(26,639)	(340)	(26,979)

Net loss	$(37,397)	$(1,830)	$(39,227)

In addition, the following table sets forth the various components of our condensed consolidated statements of operations, expressed as a percentage of sales, for the periods indicated that are used in connection with the discussion herein.

	Successor Thirteen Weeks Ended June 28, 2008	Successor Thirteen Weeks Ended June 30, 2007	Successor Twenty-Six Weeks Ended June 28, 2008	Non-GAAP Combined Twenty-Six Weeks Ended June 30, 2007
Statements of Operations Data:
Sales:
Wholesale	44.7%	46.2%	46.6%	48.9%
Retail	55.3%	53.8%	53.4%	51.1%

Total net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	43.1%	54.7%	44.5%	59.2%

Gross profit	56.9%	45.3%	55.5%	40.8%
Selling expenses	41.0%	35.7%	37.9%	33.7%
General and administrative expenses	11.5%	13.8%	10.9%	16.0%
Restructuring charge	0%	—%	0.5%	—%

Income (loss) from operations	4.5%	(4.2)%	6.2%	(8.9)%

Net other expense	16.3%	18.6%	16.6%	15.1%

Loss before benefit from income taxes	(11.9)%	(22.8)%	(10.4)%	(24.0)%
Benefit from income taxes	(4.6)%	(10.3)%	(4)%	(9.8)%

Net Loss	(7.3)%	(12.5)%	(6.4)%	(14.2)%

Thirteen weeks ended June 28, 2008 versus the Thirteen weeks ended June 30, 2007

SALES

Sales decreased 4.5% to $127.5 million for the thirteen weeks ended June 28, 2008 from $133.4 million for the thirteen weeks ended June 30, 2007.

Retail Sales

Retail sales decreased 1.7% to $70.6 million for the thirteen weeks ended June 28, 2008 from $71.8 million for the thirteen weeks ended June 30, 2007. The decrease in retail sales was primarily due to decreased comparable store sales of approximately $5.6 million and decreased sales in our catalog and Internet division of approximately $0.3 million, offset in part by increased sales attributable to stores opened in 2007 that have not entered the comparable store base (which in 2007 were open for less than a full year), including Illuminations stores, of approximately $1.8 million, the addition of 15 new Yankee Candle retail stores and one new Illuminations store opened in 2008 which increased sales by approximately $1.5 million and increased sales in our Yankee Candle Fundraising division by approximately $1.4 million.

Comparable store and catalog and Internet sales for our Yankee Candle stores decreased 8.5% for the thirteen weeks ended June 28, 2008 compared to the thirteen weeks ended June 30, 2007. Yankee Candle retail comparable store sales for the thirteen weeks ended June 28, 2008 decreased 9.0% compared to the thirteen weeks ended June 30, 2007. Comparable store sales represent a comparison of sales during the corresponding fiscal periods on stores in our comparable stores sales base. A store first enters our comparable store sales base in the fourteenth fiscal month of operation. There were 414 stores included in the Yankee Candle comparable store base as of June 28, 2008, and 33 of these stores were included for less than a full year. There were 471 retail stores open as of June 28, 2008 compared to 434 retail stores open as of June 30, 2007 and 459 retail stores open as of December 29, 2007. Permanently closed stores are excluded from the comparable store calculation beginning in the month in which the store closes.

Wholesale Sales

Wholesale sales, including European operations, decreased 7.7% to $56.9 million for the thirteen weeks ended June 28, 2008 from $61.7 million for the thirteen weeks ended June 30, 2007. The decrease in wholesale sales was primarily from decreased sales to domestic wholesale locations in operation prior to June 30, 2007 of approximately $6.7 million and a decrease in our new product ventures of approximately $0.6 million, offset in part by increased sales in our European operations of approximately $1.5 million and increased sales to domestic wholesale locations opened during the last 12 months of approximately $1.0 million.

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

Gross profit increased 19.8% to $72.5 million for the thirteen weeks ended June 28, 2008 from $60.5 million for the thirteen weeks ended June 30, 2007. As a percentage of sales, gross profit increased to 56.9% for the thirteen weeks ended June 28, 2008 from 45.3% for the thirteen weeks ended June 30, 2007. The effect of purchase accounting adjustments decreased gross profit in the prior year by approximately $13.1 million or 9.8% of sales. Purchase accounting adjustments affecting gross profit in the prior year consisted primarily of the step-up of the carrying value of inventory at the acquisition date.

Retail Gross Profit

Retail gross profit dollars increased 14.5% to $45.4 million for the thirteen weeks ended June 28, 2008 from $39.7 million for the thirteen weeks ended June 30, 2007. The increase in gross profit dollars was primarily due to the decreased impact of purchase accounting adjustments in the current year as compared to the prior year of approximately $5.7 million, increased profitability in our Yankee Candle Fundraising division of approximately $1.5 million, the impact of the price increases initiated on selected products during the first quarter of fiscal 2008 which, assuming no elasticity, contributed approximately $2.1 million of the increase, decreased promotional activity of $1.0 million and increased profitability in our Illuminations division of approximately $0.5 million, offset in part by sales decreases in our retail operations which contributed approximately $3.8 million and increased costs in supply chain operations of approximately $1.3 million.

As a percentage of sales, retail gross profit increased to 64.4% for the thirteen weeks ended June 28, 2008 from 55.3% for the thirteen weeks ended June 30, 2007. The increase in retail gross profit rate was primarily the result of the decreased impact of purchase accounting adjustments in the current year as compared to the prior year of approximately 7.8%, the impact of the price increases initiated on selected products during the first quarter of fiscal 2008 which, assuming no elasticity, contributed approximately 1.1% of the increase, increased profitability in our Yankee Candle Fundraising division of approximately 0.8%, increased profitability in our Illuminations division of approximately 0.7% and decreased marketing and promotional activity of 0.5%, offset in part by decreased productivity in supply chain operations of approximately 2.0%.

Wholesale Gross Profit

Wholesale gross profit dollars increased 29.8% to $27.0 million for the thirteen weeks ended June 28, 2008 from $20.8 million for the thirteen weeks ended June 30, 2007. The increase in wholesale gross profit dollars was primarily attributable to the decreased impact of purchase accounting adjustments in the current year as compared to the prior year of approximately $7.4 million, the impact of the price increases initiated on selected products during the first quarter of fiscal 2008 which, assuming no elasticity, contributed approximately $1.3 million of the increase and decreased costs in our supply chain operations of approximately $0.3 million, offset in part by sales decreases within our domestic wholesale operations, which decreased gross profit by approximately $2.6 million.

As a percentage of sales, wholesale gross profit increased to 47.5% for the thirteen weeks ended June 28, 2008 from 33.8% for the thirteen weeks ended June 30, 2007. The increase in wholesale gross profit rate was primarily the result of the decreased impact of purchase accounting adjustments in the current year as compared to the prior year of approximately 12.0%, the impact of the price increases initiated on selected products during the first quarter of fiscal 2008 which, assuming no elasticity, contributed approximately 1.2% of the increase and increased productivity in supply chain operations of 0.5%.

SELLING EXPENSES

Selling expenses increased 9.6% to $52.2 million for the thirteen weeks ended June 28, 2008 from $47.6 million for the thirteen weeks ended June 30, 2007. These expenses are related to both wholesale and retail operations and consist of payroll, occupancy, advertising and other operating costs, as well as pre-opening costs, which are expensed as incurred. In addition, the effect of purchase accounting adjustments of approximately $3.9 million and $4.0 million related to additional occupancy costs is included in selling expense for the thirteen weeks ended June 28, 2008 and June 30, 2007, respectively. As a percentage of sales, selling expenses were 41.0% and 35.7% for the thirteen weeks ended June 28, 2008 and June 30, 2007, respectively.

Retail Selling Expenses

Retail selling expenses were flat at $39.6 million for the thirteen weeks ended June 28, 2008 and June 30, 2007. These expenses relate to payroll, occupancy, advertising and other store operating costs, as well as pre–opening costs, which are expensed as incurred.

As a percentage of retail sales, retail selling expenses were 56.2% and 55.1% for the thirteen weeks ended June 28, 2008 and June 30, 2007, respectively. The increase in selling expense rate was primarily due to the de-leveraging of selling expenses by 3.8% as a result of decreased comparable retail sales, offset in part by the leveraging of selling expenses in our Yankee Candle Fundraising division by 1.3%.

Wholesale Selling Expenses

Wholesale selling expenses increased 55.8% to $12.6 million for the thirteen weeks ended June 28, 2008 from $8.1 million for the thirteen weeks ended June 30, 2007. These expenses relate to payroll, advertising and other operating costs. As a percentage of wholesale sales, wholesale selling expenses were 22.1% and 13.1% for the thirteen weeks ended June 28, 2008 and June 30, 2007, respectively. The increase in wholesale selling expenses in dollars and rate was the result of the impairment of our outstanding pre-petition receivable balance with Linens ‘N Things of approximately $4.5 million or 8.0%.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses, which consist primarily of personnel–related costs including senior management, accounting, information systems, management incentive programs and costs that are not readily allocable to either the retail or wholesale operations, decreased 20.2% to $14.7 million for the thirteen weeks ended June 28, 2008 from $18.4 million for the thirteen weeks ended June 30, 2007. As a percentage of sales, general and administrative expenses were 11.5% and 13.8% for the thirteen weeks ended June 28, 2008 and June 30, 2007, respectively. The decrease in general and administrative expense in dollars and rate was primarily due to the decreased impact of purchase accounting adjustments in the current year as compared to the prior year of approximately $3.1 million or 2.2%.

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

The following is a summary of restructuring charge activity for the thirteen weeks ended June 28, 2008 (in thousands):

	Accrued as of March 29, 2008	Thirteen Weeks ended June 28, 2008		Accrued as of June 28, 2008
		Costs Paid	Non-Cash Charges
Occupancy related	$431	$35	$(44)	$440
Fixed asset impairment and other	42	42		0
Employee related	256	158		98

Total	$729	$235	$(44)	$538

OTHER EXPENSE, NET

Other expense, net was $20.8 million for the thirteen weeks ended June 28, 2008 compared to $24.9 million for the thirteen weeks ended June 30, 2007. The primary component of this expense was interest expense, which was $22.9 million and $25.6 million for the thirteen weeks ended June 28, 2008 and June 30, 2007, respectively. The decrease in interest expense was primarily due to a decrease in our average daily debt outstanding during the period coupled with decreased borrowing rates as a result of a decrease in bank lending rates. Amortization of deferred financing costs, included in interest expense, was $1.0 million for both the thirteen weeks ended June 28, 2008 and June 30, 2007.

During the thirteen weeks ended June 28, 2008, we paid $9.5 million, plus accrued interest of $0.4 million to repurchase $12.0 million of our Senior Subordinated Notes in the open market. In connection with this early repurchase, we recorded a gain of $2.1 million in other income, net of deferred financing costs written off in the amount of $0.4 million. The repurchase was authorized by our Board of Directors pursuant to a resolution adopted on May 20, 2008.

PROVISION FOR INCOME TAXES

The income tax benefit for the thirteen weeks ended June 28, 2008 was $5.9 million compared to $13.8 million for the thirteen weeks ended June 30, 2007. The effective tax rates for the thirteen weeks ended June 28, 2008 and June 30, 2007 were 38.7% and 45.3%, respectively. The change in the effective tax rate is primarily the net result of non-recurring effects of the merger in the prior year quarter.

Twenty-six weeks ended June 28, 2008 versus the Combined Twenty-six weeks ended June 30, 2007

SALES

Sales decreased 2.9% to $268.4 million for the twenty-six weeks ended June 28, 2008 from $276.4 million for the twenty-six weeks ended June 30, 2007.

Retail Sales

Retail sales increased 1.6% to $143.4 million for the twenty-six weeks ended June 28, 2008 from $141.1 million for the twenty-six weeks ended June 30, 2007. The increase in retail sales was achieved primarily through increased sales attributable to stores opened in 2007 that have not entered the comparable store base (which in 2007 were open for less than a full year), including Illuminations stores, of approximately $5.0 million, the addition of 15 new Yankee Candle retail stores and one new Illuminations store opened in 2008 which increased sales by approximately $1.8 million, increased sales in our Yankee Candle Fundraising division of approximately $1.4 million and increased sales in our catalog and Internet division of approximately $1.2 million and offset in part by decreased comparable store sales of $7.1 million.

Comparable store and catalog and Internet sales for our Yankee Candle stores decreased 4.2% for the twenty-six weeks ended June 28, 2008 compared to the twenty-six weeks ended June 30, 2007. Yankee Candle retail comparable store sales for the twenty-six weeks ended June 28, 2008 decreased 5.7% compared to the twenty-six weeks ended June 30, 2007. Comparable store sales represent a comparison of sales during the corresponding fiscal periods on stores in our comparable stores sales base. A store first enters our comparable store sales base in the fourteenth fiscal month of operation. There were 414 stores included in the Yankee Candle comparable store base as of June 28, 2008, and 33 of these stores were included for less than a full year. There were 471 retail stores open as of June 28, 2008 compared to 434 retail stores open as of June 30, 2007 and 459 retail stores open as of December 29, 2007. Permanently closed stores are excluded from the comparable store calculation beginning in the month in which the store closes.

Wholesale Sales

Wholesale sales, including European operations, decreased 7.6% to $125.0 million for the twenty-six weeks ended June 28, 2008 from $135.3 million for the twenty-six weeks ended June 30, 2007. The decrease in wholesale sales was primarily from decreased sales to domestic wholesale locations in operation prior to June 30, 2007 of approximately $15.7 million and a decrease in our new product ventures of approximately $0.9 million, offset in part by increased sales in our European operations of approximately $3.7 million, increased sales to domestic wholesale locations opened during the last 12 months of approximately $2.1 million and increased sales within our Aroma Naturals division of approximately $0.5 million.

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

Gross profit increased 31.9% to $148.8 million for the twenty-six weeks ended June 28, 2008 from $112.8 million for the twenty-six weeks ended June 30, 2007. As a percentage of sales, gross profit increased to 55.5% for the twenty-six weeks ended June 28, 2008 from 40.8% for the twenty-six weeks ended June 30, 2007. The effect of purchase accounting adjustments decreased gross profit in the prior year by approximately $40.7 million or 14.7% of sales. Purchase accounting adjustments affecting gross profit in the prior year consisted primarily of the step-up of the carrying value of inventory at the acquisition date.

Retail Gross Profit

Retail gross profit dollars increased 32.7% to $90.8 million for the twenty-six weeks ended June 28, 2008 from $68.4 million for the twenty-six weeks ended June 30, 2007. The increase in gross profit dollars was primarily due to the decreased impact of purchase accounting adjustments in the current year as compared to the prior year of approximately $22.0 million, the impact of the price increases initiated on selected products during the first quarter of fiscal 2008 which, assuming no elasticity, contributed approximately $3.6 million of the increase, increased profitability in our Yankee Candle Fundraising division of approximately $1.6 million and increased profitability in our Illuminations division of approximately $0.4 million, offset in part by increased promotional activity of $2.3 million, increased costs in supply chain operations of approximately $2.0 million and sales decreases in our retail operations which contributed approximately $0.9 million.

As a percentage of sales, retail gross profit increased to 63.3% for the twenty-six weeks ended June 28, 2008 from 48.5% for the twenty-six weeks ended June 30, 2007. The increase in retail gross profit rate was primarily the result of the decreased impact of purchase accounting adjustments in the current year as compared to the prior year of approximately 15.5%, the impact of the price increases initiated on selected products during the first quarter of fiscal 2008 which, assuming no elasticity, contributed approximately 0.9% of the increase and increased profitability in our Yankee Candle Fundraising division of approximately 0.5%, offset in part by decreased productivity in supply chain operations of approximately 1.5% and increased marketing and promotional activity of 0.6%.

Wholesale Gross Profit

Wholesale gross profit dollars increased 30.6% to $58.0 million for the twenty-six weeks ended June 28, 2008 from $44.4 million for the twenty-six weeks ended June 30, 2007. The increase in wholesale gross profit dollars was primarily attributable to the decreased impact of purchase accounting adjustments in the current year as compared to the prior year of approximately $18.6 million and the impact of the price increases initiated on selected products during the first quarter of fiscal 2008 which, assuming no elasticity, contributed approximately $2.3 million of the increase, offset in part by sales decreases within our domestic wholesale operations, which decreased gross profit by approximately $5.3 million, increased costs in our supply chain operations of approximately $1.0 million, a decrease in new product ventures of approximately $0.7 million and increased promotional activity of approximately $0.3 million.

As a percentage of sales, wholesale gross profit increased to 46.4% for the twenty-six weeks ended June 28, 2008 from 32.8% for the twenty-six weeks ended June 30, 2007. The increase in wholesale gross profit rate was primarily the result of the decreased impact of purchase accounting adjustments in the current year as compared to the prior year of approximately 13.8% and the impact of the price increases initiated on selected products during the first quarter of fiscal 2008 which, assuming no elasticity, contributed approximately 1.0% of the increase, offset in part by decreased productivity in supply chain operations of 0.8%, a decrease in new product ventures which decreased gross profit by approximately 0.3% and increased marketing and promotional activity of 0.1%.

SELLING EXPENSES

Selling expenses increased 9.1% to $101.7 million for the twenty-six weeks ended June 28, 2008 from $93.3 million for the twenty-six weeks ended June 30, 2007. These expenses are related to both wholesale and retail operations and consist of payroll, occupancy, advertising and other operating costs, as well as pre-opening costs, which are expensed as incurred. In addition, the effect of purchase accounting adjustments of approximately $7.6 million and $6.4 million related to additional occupancy costs is included in selling expense for the twenty-six weeks ended June 28, 2008 and June 30, 2007, respectively. As a percentage of sales, selling expenses were 37.9% and 33.7% for the twenty-six weeks ended June 28, 2008 and June 30, 2007, respectively.

Retail Selling Expenses

Retail selling expenses increased 3.2% to $80.8 million for the twenty-six weeks ended June 28, 2008 from $78.3 million for the twenty-six weeks ended June 30, 2007. These expenses relate to payroll, occupancy, advertising and other store operating costs, as well as pre–opening costs, which are expensed as incurred. The increase in retail selling expenses in dollars was primarily related to selling expenses incurred in the 15 new Yankee Candle retail stores opened in 2008 and the 27 new Yankee Candle retail stores opened in 2007 which together contributed approximately $3.2 million and increased expenses in our Illuminations stores of approximately $1.0 million.

As a percentage of retail sales, retail selling expenses were 56.3% and 55.5% for the twenty-six weeks ended June 28, 2008 and June 30, 2007, respectively. The increase in selling expense rate was primarily due to the de-leveraging of selling expenses by 2.4% as a result of decreased comparable retail sales, offset in part by the leveraging of selling expenses in our Yankee Candle Fundraising division by 0.5% and the leveraging of selling expenses in our Consumer Direct division by 0.5%.

Wholesale Selling Expenses

Wholesale selling expenses increased 40.0% to $20.9 million for the twenty-six weeks ended June 28, 2008 from $15.0 million for the twenty-six weeks ended June 30, 2007. These expenses relate to payroll, advertising and other operating costs. As a percentage of wholesale sales, wholesale selling expenses were 16.7% and 11.1% for the twenty-six weeks ended June 28, 2008 and June 30, 2007, respectively. The increase in wholesale selling expenses in dollars and rate was the result of the impairment of our outstanding pre-petition receivable balance with Linens ‘N Things of approximately $4.5 million or 3.6%.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses, which consist primarily of personnel–related costs including senior management, accounting, information systems, management incentive programs and costs that are not readily allocable to either the retail or wholesale operations, decreased 34.0% to $29.1 million for the twenty-six weeks ended June 28, 2008 from $44.1 million for the twenty-six weeks ended June 30, 2007. As a percentage of sales, general and administrative expenses were 10.8% and 15.9% for the twenty-six weeks ended June 28, 2008 and June 30, 2007, respectively. The decrease in general and administrative expense in dollars and rate was primarily due to the decreased impact of purchase accounting adjustments in the current year as compared to the prior year of approximately $13.0 million or 4.7%.

RESTRUCTURING CHARGE

During the first quarter of fiscal 2008, the Company initiated a restructuring plan designed to close three underperforming Illuminations stores and move the Illuminations corporate headquarters from Petaluma, California to the Company’s South Deerfield, Massachusetts headquarters. In connection with this restructuring plan, a charge of $1.5 million was recorded during the twenty-six weeks ended June 28, 2008. Included in the restructuring charge was $0.6 million related to lease termination costs, $0.5 million related to non-cash fixed assets write-offs and other costs, and $0.4 million in employee related costs. As of March 29, 2008 the three underperforming stores have been closed. The Company anticipates no further accruals related to this restructuring.

The following is a summary of restructuring charge activity for the twenty-six weeks ended June 28, 2008 (in thousands):

	Twenty-Six Weeks Ended June 28, 2008			Accrued as of June 28, 2008
	Expense	Costs Paid	Non-Cash Charges
Occupancy related	$632	$236	$(44)	$440
Fixed asset impairment and other	493	42	451	0
Employee related	350	252		98

Total	$1,475	$530	$407	$538

OTHER EXPENSE, NET

Other expense, net was $44.5 million for the twenty-six weeks ended June 28, 2008 compared to $41.7 million for the twenty-six weeks ended June 30, 2007. The primary component of this expense was interest expense, which was $46.8 million and $42.4 million for the twenty-six weeks ended June 28, 2008 and June 30, 2007, respectively. The increase in interest expense was primarily due to an increase in our average daily debt outstanding during the period primarily due to borrowings associated with the Merger, offset in part by decreased borrowing rates as a result of a decrease in bank lending rates. Amortization of deferred financing costs was $2.1 million and $1.7 million for the twenty-six weeks ended June 28, 2008 and June 30, 2007, respectively.

During the twenty-six weeks ended June 28, 2008, we paid $9.5 million, plus accrued interest of $0.4 million to repurchase $12.0 million of our Senior Subordinated Notes in the open market. In connection with this early repurchase, we recorded a gain of $2.1 million in other income, net of deferred financing costs written off in the amount of $0.4 million. The repurchase was authorized by our Board of Directors pursuant to a resolution adopted on May 20, 2008.

PROVISION FOR INCOME TAXES

The income tax benefit for the twenty-six weeks ended June 28, 2008 was $10.8 million compared to $27.0 million for the twenty-six weeks ended June 30, 2007. The effective tax rates for the twenty-six weeks ended June 28, 2008 and June 30, 2007 were 38.5% and 40.8%, respectively. The change in the effective tax rate is primarily the net result of non-recurring effects of the merger in the prior year quarter.

LIQUIDITY AND CAPITAL RESOURCES

In connection with the Transactions, the Company significantly increased its level of debt upon entering into the $650.0 million senior secured term loan facility and issuance of the $325.0 million 8.50% senior notes due 2015 and the $200.0 million 9.75% senior subordinated notes due 2017. As of June 28, 2008 the Company had outstanding debt of $1,157.1 million.

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

Obligations under the senior notes are guaranteed on an unsecured senior basis and the senior subordinated notes are guaranteed on an unsecured senior subordinated basis, by the Parent and the Company’s existing and future domestic subsidiaries. If the Company cannot make any payment on either or both series of notes, the guarantors must make the payment instead.

In the event of certain change in control events specified in the indentures governing the notes, the Company must offer to repurchase all or a portion of the notes at 101% of the principal amount of the exchange notes on the date of purchase, plus any accrued and unpaid interest to the date of repurchase.

During the quarter ended June 28, 2008, the Company paid $9.5 million, plus accrued interest of $0.4 million to repurchase $12.0 million of the senior subordinated notes in the open market. In connection with this early repurchase, the Company recorded a gain of $2.1 million, net of deferred financing costs written off in the amount of $0.4 million.

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

The Company has a second interest rate swap agreement to hedge an additional portion of the cash flows associated with the Credit Facility. The agreement has a total notional value of $100.0 million. The $100.0 million notional value increases on March 31, 2010 to approximately $397.0 million and then amortizes over the remaining life of the swap. The interest rate swap agreement effectively converts approximately 15% of the outstanding amount under the Credit Facility, which is floating–rate debt, to a fixed–rate by having the Company pay fixed–rate amounts in exchange for the receipt of the amount of the floating–rate interest payments.

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

The Credit Facility and related agreements contain customary financial and other covenants, including, but not limited to, maximum consolidated total secured leverage (net of certain cash and cash equivalents) and certain other limitations on the Company and certain of the Company’s restricted subsidiaries’, as defined in the Credit Facility, ability to incur additional debt, guarantee other obligations, grant liens on assets, make investments or acquisitions, dispose of assets, make optional payments or modifications of other debt instruments, pay dividends or other payments on capital stock, engage in mergers or consolidations, enter into sale and leaseback transactions, enter into arrangements that restrict the Company’s ability to pay dividends or grant liens and engage in transactions with affiliates. The Credit Facility requires that the Company maintain at the end of each fiscal quarter, commencing with the quarter ended December 29, 2007, a consolidated total secured debt (net of certain cash and cash equivalents) to consolidated EBITDA (as defined in the Credit Facility) ratio of no more than 4.50 to 1.00. As of June 28, 2008, the consolidated total secured debt to consolidated EBITDA ratio was 3.44 to 1.00.

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

As a result of the Transactions, the cash flow results for the twenty-six week period ended June 30, 2007 have been separately presented in the condensed consolidated statements of cash flows split between the “Predecessor”, covering the period December 31, 2006 to February 5, 2007 and the “Successor” covering the period February 6, 2007 to June 30, 2007. The comparable period results for the current year are presented under “Successor.” For comparative purposes, the Company combined the two periods from December 31, 2006 through June 30, 2007 in its discussion below. This combination is not a GAAP presentation. However, the Company believes this combination is useful to provide the reader a more accurate comparison and is provided to enhance the reader’s understanding of cash flows for the periods presented. The following table reconciles the thirteen weeks ended June 30, 2007 cash flows with the discussion of cash flows that follows:

	Successor Period February 6, 2007 to June 30, 2007	Predecessor Period December 31, 2006 to February 5, 2007	Non-GAAP Combined Twenty-Six Weeks Ended June 30, 2007
Net cash used in operating activities	$(30,939)	$(10,067)	$(41,006)

Net cash used in investing activities	(1,442,468)	(2,250)	(1,444,718)

Net cash provided by financing activities	1,465,102	4,317	1,469,419

Cash and cash equivalents as of June 28, 2008 was $2.2 million as compared to $5.6 million as of December 29, 2007. Cash used in operating activities for the twenty-six weeks ended June 28, 2008 was $24.8 million as compared to $36.7 million, net of excess tax benefit from the exercise of stock options, for the combined twenty-six weeks ended June 30, 2007. Cash used in operating activities for the twenty-six weeks ended June 28, 2008 includes total payments of $14.5 million of corporate income taxes for fiscal 2007 and cash paid for interest of $35.6 million. Cash used in operating activities for the combined twenty-six weeks ended June 30, 2007 includes total payments of $26.8 million of corporate income taxes for fiscal 2006 and cash paid for interest of $21.2 million.

Net cash used in investing activities for the twenty-six weeks ended June 28, 2008 includes purchases of property and equipment of $7.8 million primarily due to new stores and a $0.2 million payment of contingent consideration related to the acquisition of Aroma Naturals. Net cash used in investing activities for the combined twenty-six weeks ended June 30, 2007 was $1,444.7 million and includes the acquisition of the Company for $1,429.4 million and purchases of property and equipment of $15.3 million primarily due to new stores.

Net cash provided by financing activities for the twenty-six weeks ended June 28, 2008 consists of $51.5 million of borrowings under the revolving credit facility and $22.0 million of repayments as compared to net cash provided by financing activities of $1,465.1 million, net of excess tax benefit from the exercise of stock options, for the combined twenty-six weeks ended June 30, 2007. The combined twenty-six weeks ended June 30, 2007 includes borrowings to finance the acquisition of $1,175 million, $63 million of borrowings under the revolving credit facility, net proceeds of $418 million from the issuance of common stock, partially offset by the payment of deferred financing fees of $32.3 million and repayment of $158.6 million of existing bank debt.

As of June 28, 2008, we were in compliance with all covenants under our Credit Facility. We had $44.0 million outstanding under the revolving credit facility and $2.0 million of outstanding letters of credit, leaving $79.0 million in availability.

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

Our market risks relate primarily to changes in interest rates. At June 28, 2008, we had $644.1 million of floating rate debt, a portion of which is hedged by interest rate swaps described below, and $513.0 million of fixed rate debt. For fixed rate debt, interest rate changes affect the fair market value, but do not impact earnings or cash flows. Conversely for floating rate debt, interest rate changes do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. The $644.1 million outstanding under our Credit Facility bears interest at variable rates. All borrowings under the Credit Facility bear interest at a rate per annum equal to an applicable margin, plus, at the Company’s option, (i) the higher of (a) the prime rate (as set forth on the British Banking Association Telerate Page 5) and (b) the federal funds effective rate, plus one-half percent (0.50%) per annum or (ii) the Eurodollar rate, and resets periodically. At June 28, 2008, the weighted–average interest rate on outstanding borrowings under our Credit Facility was 4.62%. This Credit Facility is intended to fund operating needs. Because this Credit Facility carries a variable interest rate pegged to market indices, our results of operations and cash flows will be exposed to changes in interest rates. Based on June 28, 2008 borrowing levels, a 1.00% increase or decrease in current market interest rates would have the effect of causing an approximately $1.2 million additional annual pre–tax change in interest expense.

The variable nature of our obligations under the Credit Facility creates interest rate risk. In order to mitigate this risk we have entered into certain interest rate swaps. In February 2007, we entered into an interest rate swap agreement in the notional amount of $415.0 million to hedge floating rate debt for the period between February 14, 2007 and March 30, 2010. The $415.0 million notional value amortizes over the life of the swap. The swap, which is with a highly rated counterparty, is treated as a cash flow hedge for accounting purposes and on which we pay a fixed rate of 5.10% and receive LIBOR from the counterparty. In February 2008, we entered into a second interest rate swap agreement in the notional value of $100,000, effective March 31, 2008. The $100,000 notional value increases on March 31, 2010 to approximately $397,000 and then amortizes over the remaining life of the swap. The swap, which is with a highly rated counterparty, is treated as a cash flow hedge for accounting purposes and on which we pay a fixed rate of 3.347% and receive LIBOR from the counterparty. See Note 9, “Derivative Financial Instruments” to the accompanying condensed consolidated financial statements for additional information.

The second component of interest rate risk involves the short-term investment of excess cash. This risk impacts fair values, earnings and cash flows. Excess cash is primarily invested in interest bearing accounts that fluctuate with market interest rates. Based on June 28, 2008 cash equivalents, a 1.00% increase or decrease in current market interest rates would have an immaterial effect on interest income.

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

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 28, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 28, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) occurred during the fiscal quarter ended June 28, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In the past several years, including 2007 and year to date in 2008, significant increases in the price of crude oil have adversely impacted our transportation and freight costs and have contributed to significant increases in the cost of various raw materials, including wax which is a petroleum-based product. This in turn negatively impacts our cost of goods sold and margins. In addition, we believe that rising oil prices and corresponding increases in raw materials and transportation costs negatively impact not only our business but consumer sentiment and the economy at large. Continued weakness in consumer confidence and the macro—economic environment could negatively impact our sales and earnings.

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

A significant deterioration in the financial condition of one of our major customers, or the loss of such a customer, could have a material adverse effect on our sales, profitability and cash flow to the extent that we are unable to offset any revenue losses with additional revenue from existing customers or by opening new accounts. We continually monitor and evaluate the credit status of our customers and attempt to adjust trade and credit terms as appropriate. However, a bankruptcy filing by a key customer could have a material adverse effect on our business, results of operations and financial condition. In this regard, we note that on May 2, 2008 Linens ‘N Things filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. At the time of that filing we had an outstanding receivable balance due from Linens ‘N Things and are an unsecured creditor with respect to that receivable. As noted in Note 16 to the condensed consolidated financial statements we have recorded a bad debt provision in the amount of $4.5 million during the quarter ended June 28, 2008 with respect to the pre-petition receivable due from Linens ‘N Things. We believe that this provision should be sufficient for all pre-petition receivables exposure. Future shipments to Linens during the course of the bankruptcy proceedings could, depending upon the outcome of those proceedings, result in further receivables exposure. We are not able to predict the likely outcome of the bankruptcy proceedings or the impact to our business. Any significant loss of revenue from Linens as a result of these proceedings, if not offset in whole or in part by additional revenue from existing customers or from new accounts, could materially adversely impact our operating results and financial condition. There are also various potential claims which may arise in connection with bankruptcy proceedings that, if filed and adversely decided, could potentially negatively impact our operating results and financial condition.

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

•	adverse outcomes from significant litigation matters;

•	the imposition of additional restrictions or regulations regarding the sale of products we offer;

•	changes in our ability to attract, retain and develop highly-qualified employees or changes in the cost or availability of a sufficient labor force to manage and support our operations;

•	changes in our ability to meet objectives with regard to business acquisitions or new business ventures;

•	the occurrence of severe weather events prohibiting or discouraging consumers from traveling to retail or wholesale locations;

•	the disruption of global, national or regional transportation systems;

•	the occurrence of certain material events including natural disasters, acts of terrorism, the outbreak of war or other significant national or international events;

•	our ability to react in a timely manner and maintain our critical business processes and information systems capabilities in a disaster recovery situation; and

•	changes in our ability to manage our existing computer systems and technology infrastructures, and our ability to implement successfully new computer systems and technology infrastructures.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item 3.	Defaults Upon Senior Securities.

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders.

Not Applicable

Item 5.	Other Information.

Not Applicable

Item 6.	Exhibits

31.1	Certification of Craig W. Rydin Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated August 7, 2008

31.2	Certification of Bruce L. Hartman Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated August 7, 2008.

32.1	Certification of Craig W. Rydin Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, dated August 7, 2008.

32.2	Certification of Bruce L. Hartman Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, dated August 7, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YANKEE HOLDING CORP.

Date: August 7, 2008	By:	/s/ Bruce L. Hartman
Bruce L. Hartman
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial Officer)