Form 10-Q
period 2008-09-27
Yankee Holding Corp.
filed 2008-11-07
CIK 1394069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 27, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒     We are a voluntary filer of reports required of companies with public securities under Section 13 or 15(d) of the Securities Exchange Act of 1934, and we will have filed all reports which would have been required of us during the past 12 months had we been subject to such provisions.

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

As of November 6, 2008, there were 499,551 shares of Yankee Holding Corp. common stock, $.01 par value, outstanding, all of which are owned by YCC Holdings LLC.

YANKEE HOLDING CORP.

FORM 10-Q – Quarter Ended September 27, 2008

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

		Page
Item
PART I. Financial Information		4
Item 1.	Financial Statements-Unaudited	4
	Condensed Consolidated Balance Sheets as of September 27, 2008 (Successor) and December 29, 2007 (Successor)	4
	Condensed Consolidated Statements of Operations for the Thirteen Weeks Ended September 27, 2008 (Successor) and September 29, 2007 (Successor)	5
	Condensed Consolidated Statements of Operations for the Thirty-Nine Weeks Ended September 27, 2008 (Successor), the period February 6, 2007 to September 29, 2007 (Successor) and the period December 31,2006 to February 5, 2007 (Predecessor)	6
	Condensed Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended September 27, 2008 (Successor), the period February 6, 2007 to September 29, 2007 (Successor) and the period December 31, 2006 to February 5, 2007 (Predecessor)	7
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4T.	Controls and Procedures	33
PART II. Other Information		34
Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3.	Defaults Upon Senior Securities	37
Item 4.	Submission of Matters to a Vote of Security Holders	37
Item 5.	Other Information	37
Item 6.	Exhibits	38
Signatures		39

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

This report contains the condensed consolidated financial statements of the Successor as of December 29, 2007, the condensed consolidated financial statements of the Successor as of September 27, 2008, for the thirteen and thirty-nine weeks ended September 27, 2008, the thirteen weeks ended September 29, 2007 and the period February 6, 2007 to September 29, 2007. The accompanying condensed consolidated financial statements for the period December 31, 2006 to February 5, 2007 are those of the Predecessor.

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

YANKEE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	September 27, 2008	December 29, 2007
ASSETS
CURRENT ASSETS:
Cash	$25,905	$5,627
Accounts receivable, net	73,118	52,126
Inventory, net	98,514	69,963
Prepaid expenses and other current assets	37,112	9,344
Deferred tax assets	10,266	18,271

TOTAL CURRENT ASSETS	244,915	155,331
PROPERTY AND EQUIPMENT, NET	146,495	155,911
MARKETABLE SECURITIES	616	259
GOODWILL	1,019,982	1,019,982
INTANGIBLE ASSETS, NET	404,425	414,242
DEFERRED FINANCING COSTS, NET	25,195	28,654
OTHER ASSETS	1,205	1,418

TOTAL ASSETS	$1,842,833	$1,775,797

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$46,360	$21,613
Accrued payroll	14,145	17,394
Accrued interest	14,957	17,679
Accrued income taxes	—	15,755
Accrued purchases of property and equipment	1,520	2,818
Other accrued liabilities	28,190	35,909
Current portion of long-term debt	6,500	6,500

TOTAL CURRENT LIABILITIES	111,672	117,668
DEFERRED COMPENSATION OBLIGATION	754	410
DEFERRED TAX LIABILITIES	111,720	105,565
LONG-TERM DEBT	1,195,625	1,123,625
DEFERRED RENT	10,966	10,230
OTHER LONG-TERM LIABILITIES	5,331	1,694
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY	406,765	416,605

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,842,833	$1,775,797

See notes to condensed consolidated financial statements

YANKEE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(Unaudited)

	Thirteen Weeks Ended September 27, 2008	Thirteen Weeks Ended September 29, 2007
Sales	$181,060	$175,815
Cost of sales	81,575	78,162

Gross profit	99,485	97,653
Selling expenses	50,874	51,530
General and administrative expenses	15,388	16,313

Income from operations	33,223	29,810
Interest income	(5)	(15)
Interest expense	23,104	25,619
Other expense (income)	52	(35)

Income before provision for income taxes	10,072	4,241
Provision for income taxes	3,332	1,047

Net income	$6,740	$3,194

See notes to condensed consolidated financial statements

YANKEE HOLDING CORP. AND SUBSIDIARIES (AND PREDECESSOR)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(Unaudited)

	Successor	Successor	Predecessor
	Thirty-Nine Weeks Ended September 27, 2008	Period from February 6, 2007 to September 29, 2007	Period from December 31, 2006 to February 5, 2007
Sales	$449,431	$398,848	$53,382
Cost of sales	201,116	217,189	24,553

Gross profit	248,315	181,659	28,829
Selling expenses	152,588	128,583	16,201
General and administrative expenses	44,493	46,566	13,828
Restructuring charge	1,475	—	—

Income (loss) from operations	49,759	6,510	(1,200)
Interest income	(22)	(34)	(1)
Interest expense	69,880	67,061	986
Gain on extinguishment of debt	(2,131)	—	—
Other income	(72)	(722)	(15)

Loss before benefit from income taxes	(17,896)	(59,795)	(2,170)
Benefit from income taxes	(7,435)	(25,592)	(340)

Net loss	$(10,461)	$(34,203)	$(1,830)

See notes to condensed consolidated financial statements

YANKEE HOLDING CORP. AND SUBSIDIARIES (AND PREDECESSOR)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Successor	Successor	Predecessor
	Thirty-nine Weeks Ended September 27, 2008	Period from February 6, 2007 to September 29, 2007	Period from December 31, 2006 to February 5, 2007
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net Loss	$(10,461)	$(34,203)	$(1,830)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on extinguishment of debt	(2,131)	—	—
Depreciation and amortization	34,628	29,954	2,673
Unrealized loss (gain) on marketable securities	105	219	(31)
Stock-based compensation expense	677	522	8,638
Deferred taxes	12,992	(14,480)	(3,905)
Non-cash charge related to increased inventory carrying value	—	40,472	—
Loss on disposal and impairment of property and equipment	878	615	14
Excess tax benefit from exercise of stock options	—	—	(4,317)
Investments in marketable securities	(462)	(553)	(27)
Changes in assets and liabilities:
Accounts receivable	(21,940)	(33,434)	179
Inventory	(29,443)	(26,277)	(2,739)
Prepaid expenses and other assets	(2,252)	(13,728)	336
Accounts payable	24,837	32,433	(4,443)
Income taxes payable	(35,390)	(25,382)	3,642
Accrued expenses and other liabilities	(11,621)	7,942	(8,257)

NET CASH USED IN OPERATING ACTIVITIES	(39,583)	(35,900)	(10,067)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(14,206)	(19,772)	(2,250)
Payment of contingent consideration on Aroma Naturals	(225)	—	—
Acquisition of the Company	—	(1,429,476)	—

NET CASH USED IN INVESTING ACTIVITIES	(14,431)	(1,449,248)	(2,250)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Repayments under bank credit agreements	(26,005)	(179,250)	—
Borrowings under senior secured term loan facility	—	650,000	—
Borrowings under senior secured revolving credit facility	100,500	101,000	—
Borrowings under senior notes and senior subordinated notes	—	525,000	—
Repurchase of common stock	(126)	(98)	—
Excess tax benefit from exercise of stock options	—	—	4,317
Deferred financing costs	—	(32,358)	—
Net proceeds from issuance of common stock	22	418,083	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	74,391	1,482,377	4,317

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(99)	88	11

NET INCREASE (DECREASE) IN CASH	20,278	(2,683)	(7,989)
CASH, BEGINNING OF PERIOD	5,627	14,784	22,773

CASH, END OF PERIOD	$25,905	$12,101	$14,784

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$69,302	$57,920	$903

Income taxes	$14,962	$26,955	$(77)

Net decrease in accrued purchases of property and equipment	$1,298	$1,882	$1,520

See notes to condensed consolidated financial statements

YANKEE HOLDING CORP. AND SUBSIDIARIES (AND PREDECESSOR)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

(Unaudited)

1. ACQUISITION OF THE COMPANY

On October 25, 2006, the Yankee Candle Company Inc. (“the Predecessor”) announced that it had entered into a definitive merger agreement (the “Merger”) under which affiliates of MDP, a private equity investment firm, agreed to acquire all of the outstanding shares of the Predecessor for $34.75 per share in cash. The Merger closed on February 6, 2007 (the “Effective Date”).

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

The purchase price of the Company was allocated to the assets and liabilities acquired based on their estimated fair market values as of the Effective Date.

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

3. EQUITY-BASED COMPENSATION

Effective as of the closing of the Transactions, all of the prior equity plans of the Predecessor ceased to be effective and all existing equity grants and awards were paid out. In connection with the Transactions, the Company entered into equity arrangements with certain members of senior management of the Company (“Management Investors”). The equity consists of ownership interests in Holdings. At the time of the Transactions there were two classes of these ownership interests: Class A common units and Class B common units. The Class A and Class B common units were issued to and purchased by the Management Investors under the YCC Holdings LLC 2007 Incentive Equity Plan adopted on February 6, 2007 (the “Plan”). The Plan grants the Board authorization to issue up to 593,622 Class B common units. The rights and obligations of Holdings and the holders of its Class A and Class B common units are generally set forth in Holdings’ limited liability company agreement, Holdings’ unitholders agreement and the individual Class A and Class B unit purchase agreements entered into with the respective unitholders (the “equity agreements”).

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

In October 2007, the Compensation Committee approved the creation of a new class of equity interest in Holdings, Class C common units, for future issuance to eligible participants under the Management Equity Plan. As approved by the Compensation Committee, the number of remaining authorized and unissued Class B common units will be reduced by any Class C common unit grants made, and the number of combined Class B common units and Class C common units can not exceed the initial pool of Class B common units originally reserved in connection with the Merger. Class C common units will otherwise have the same general characteristics as Class B common units, including with respect to time vesting and repurchase terms (except that unvested Class C common units are forfeited rather than repurchased as there is no initial capital outlay for the Class C common units). The recipient of a Class C common unit incentive grant is required to make a corresponding purchase of Class A common units, at then fair market value, which may range in size from $1 to $15 depending on the size of the Class C common unit grant. The Company currently anticipates that all future long-term equity incentive grants will be made using Class C common units.

Class A, Class B and Class C common units are all subject to various restrictions on transfer and other conditions, all as more fully set forth in the equity agreements. Holdings may issue additional units subject to the terms and conditions of certain of the equity agreements.

As of September 27, 2008, shares outstanding were as follows:

	Class A Common Units	Class B Common Units	Class C Common Units
Outstanding at December 29, 2007	4,271,715	403,185	475
Granted	213	—	40,873
Forfeited	—	(3,021)	—
Repurchased	—	(4,409)	—

Outstanding at September 27, 2008	4,271,928	395,755	41,348

Vested at September 27, 2008	4,271,928	130,068	5,578

The total estimated fair value of equity awards vested during the thirty-nine weeks ended September 27, 2008 was $590. Stock-based compensation expense for the thirty-nine weeks ended September 27, 2008 was $677.

As of September 27, 2008, there was approximately $2,981 of total unrecognized compensation cost related to Class B and Class C common unit equity awards and there is no unrecognized expense related to the Class A common unit equity awards. This cost is expected to be recognized over the remaining vesting period, of approximately 55 months (October 2008 to April 2013).

Presented below is a summary of assumptions for the indicated period. There were 12,086 class B grants and no Class A grants for the period from February 6, 2007 to September 29, 2007 by the Successor. There were no grants made for the period from December 31, 2006 to February 5, 2007 by the Predecessor.

Assumptions	Thirty-Nine Weeks Ended September 27, 2008	Period February 6, 2007 to September 29, 2007 Option Pricing Method Black-Scholes
Weighted average calculated value of awards granted	$13.72	$10.39
Weighted average volatility	29.1%	30.0%
Weighted average expected term (in years)	3.9	5.0
Dividend yield	—	—
Weighted average risk-free interest rate	2.2%	4.7%
Weighted average expected annual forfeitures	—	—

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

4. INVENTORIES

The Predecessor valued its inventories on the last–in first–out (“LIFO”) basis. The Successor has elected to value its inventories using the first–in first–out (“FIFO”) basis. As a result of the Merger, purchase accounting adjustments of approximately $43,452 were recorded to increase inventories to estimated fair value. During the period February 6, 2007 to September 29, 2007 approximately $40,472, of the increase has been recorded as a cost of sale in the condensed consolidated statement of operations as the related inventory was sold. There were no costs recorded for the fair value adjustment for the thirteen weeks ended September 29, 2007.

The components of inventories were as follows:

	September 27, 2008	December 29, 2007
Finished goods	$91,336	$62,723
Work-in-process	368	559
Raw materials and packaging	6,810	6,681

	$98,514	$69,963

5. INTANGIBLE ASSETS

Intangible Assets

In connection with the Transactions, the Company’s intangible assets were valued by management. The carrying amount and accumulated amortization of intangible assets consisted of the following:

	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
September 27, 2008
Indefinite life:
Tradenames	N/A	$359,862	$—	$359,862

Finite-lived intangible assets:
Customer lists	5	65,353	(22,139)	43,214
Favorable lease agreements	5	2,330	(996)	1,334
Other	3	36	(21)	15

Total finite-lived intangible assets		67,719	(23,156)	44,563

Total intangible assets		$427,581	$(23,156)	$404,425

December 29, 2007
Indefinite life:
Tradenames	N/A	$359,862	$—	$359,862

Finite-lived intangible assets:
Customer lists	5	64,700	(12,081)	52,619
Favorable lease agreements	5	2,330	(592)	1,738
Other	3	36	(13)	23

Total finite-lived intangible assets		67,066	(12,686)	54,380

Total intangible assets		$426,928	$(12,686)	$414,242

Total amortization expense from finite–lived intangible assets was $3,508 and $3,510 for the thirteen weeks ended September 27, 2008 and September 29, 2007, respectively. Total amortization expense from finite–lived intangible assets was $10,470 for the thirty-nine weeks ended September 27, 2008, $9,181 for the period February 6, 2007 to September 29, 2007 and $178 for the period December 31, 2006 to February 5, 2007. The intangible assets are amortized on a straight line basis. Favorable lease agreements are amortized over the remaining lease term of each respective lease.

6. LONG-TERM DEBT

Long-term debt consisted of the following at September 27, 2008 and December 29, 2007:

	September 27, 2008	December 29, 2007
Senior secured revolving credit facility	$89,000	$5,000
Senior secured term loan facility	600,125	600,125
Senior notes due 2015	325,000	325,000
Senior subordinated notes due 2017	188,000	200,000

Total	1,202,125	1,130,125
Less current portion	6,500	6,500

Long-term debt	$1,195,625	$1,123,625

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

All borrowings under the Credit Facility bear interest at a rate per annum equal to an applicable margin, plus, at the Company’s option, (i) the higher of (a) the prime rate (as set forth on the British Banking Association Telerate Page 5) and (b) the federal funds effective rate, plus one-half percent (0.50%) per annum or (ii) the Eurodollar rate, and resets periodically. In addition to paying interest on outstanding principal under the senior secured credit facility, the Company is required to pay a commitment fee to the lenders in respect of unutilized loan commitments at a rate of 0.50% per annum. As of September 27, 2008, the weighted average combined interest rate on the senior secured term loan facility and senior secured revolving credit facility was 4.87%.

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

Subject to certain exceptions, the Credit Facility requires that 100% of the net proceeds from certain asset sales, casualty insurance, condemnations and debt issuances, and 50% (subject to step downs) from excess cash flow, as defined, for each fiscal year must be used to pay down outstanding borrowings. The calculation to determine if the Company has excess cash flow per the Credit Facility is prepared on an annual basis at the end of each fiscal year.

The Credit Facility and related agreements contain customary financial and other covenants, including, but not limited to, maximum consolidated total secured leverage (net of certain cash and cash equivalents) and certain other limitations on the Company and certain of the Company’s restricted subsidiaries, as defined in the Credit Facility, ability to incur additional debt, guarantee other obligations, grant liens on assets, make investments or acquisitions, dispose of assets, make optional payments or modifications of other debt instruments, pay dividends or other payments on capital stock, engage in mergers or consolidations, enter into sale and leaseback transactions, enter into arrangements that restrict the Company’s ability to pay dividends or grant liens and engage in transactions with affiliates. The Credit Facility requires that the Company maintain at the end of each fiscal quarter, commencing with the quarter ended December 29, 2007, a consolidated total secured debt (net of certain cash and cash equivalents) to consolidated EBITDA ratio of no more than 4.50 to 1.00. As of September 27, 2008, the consolidated total secured debt to consolidated EBITDA ratio was 3.51 to 1.00.

During the quarter ended September 27, 2008, Lehman Commercial Paper, Inc. (“LCP”), one of the creditors under the Credit Facility, declared bankruptcy. LCP’s share of the Credit Facility was 12% or $15,000 of the $125,000 revolving facility. As of September 27, 2008, $89,000 was outstanding under the Credit Facility of which approximately $10,700 is payable to LCP. As the Company continuously pays down on the revolver, 12% of the payment goes towards paying off the $10,700. If the Company is unable to secure additional or substitute funding from other parties, the Credit Facility would effectively be reduced from $125,000 to $110,000.

In addition to the $89,000 outstanding at September 27, 2008 there were outstanding letters of credit of $1,614, leaving $34,386 in availability based on the $125,000 facility. Not including LCP’s share of the remaining capacity under the Credit Facility, the Company’s availability was $30,086 at September 27, 2008.

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

During the thirty-nine weeks ended September 27, 2008, the Company paid $9,505, plus accrued interest of $414 to repurchase $12,000 of the senior subordinated notes in the open market. In connection with this repurchase, the Company recorded a gain of $2,131, net of deferred financing costs written off in the amount of $364. The repurchase was authorized by the Company’s Board of Directors pursuant to a resolution adopted on May 20, 2008.

7. DERIVATIVE FINANCIAL INSTRUMENTS

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

The Company uses interest rate swaps to eliminate the variability of a portion of cash flows associated with the forecasted interest payments on its $650,000 senior secured term loan facility. This is achieved through converting a portion of the floating rate senior secured term loan facility to a fixed rate by entering into pay-fixed interest rate swaps. The Company has determined that its interest rate swap agreements have been appropriately designated and documented as cash flow hedges under SFAS 133.

On February 14, 2007 the Company entered into an interest rate swap agreement with Merrill Lynch to hedge a portion of the cash flows associated with its $650,000 senior secured term loan facility. This agreement has a total notional value of $415,000. The $415,000 notional value amortizes over the life of the swap. This interest rate swap agreement effectively converts the senior secured term loan facility, which is floating–rate debt, to a fixed–rate up to the unamortized notional value of the swap by having the Company pay fixed–rate amounts in exchange for the receipt of the amount of the floating–rate interest payments. Under the terms of this agreement, a quarterly net settlement is made for the difference between the fixed rate of 5.095% and the variable rate based upon the three–month LIBOR rate on the notional amount of the interest rate swap. This interest rate swap agreement terminates on February 14, 2010.

As of September 27, 2008 the Company recorded the fair value of the derivative liability of $8,790 in other current liabilities, and $5,351 and $3,439 in other comprehensive loss and deferred taxes, respectively. For the thirteen and thirty-nine weeks ended September 27, 2008 and the thirteen weeks ended September 29, 2007 and the period February 6, 2007 to September 29, 2007 there was no hedge ineffectiveness recorded in earnings.

On February 13, 2008 the Company entered into another interest rate swap agreement with Bank of America, effective March 31, 2008, to hedge an additional portion of the cash flows associated with its $650,000 senior secured term loan facility. The agreement has an initial notional value of $100,000. The $100,000 notional value increases on March 31, 2010 to approximately $397,000 and then amortizes over the remaining life of the swap. The interest rate swap agreement converts amounts under the senior secured term loan facility, which is floating–rate debt, to a fixed–rate by having the Company pay fixed–rate amounts in exchange for the receipt of the amount of the floating–rate interest payments. Under the terms of this agreement, a quarterly net settlement is made for the difference between the fixed rate of 3.347% and the variable rate based upon the three–month LIBOR rate on the notional amount of the interest rate swap. This interest rate swap agreement terminates on March 31, 2011.

As of September 27, 2008 the Company recorded the fair value of the derivative asset of $2,300 in prepaid expenses and other current assets and $1,400 and $900 in other comprehensive income and deferred taxes, respectively. For the thirteen and thirty-nine weeks ended September 27, 2008 there was no hedge ineffectiveness recorded in earnings.

8. FAIR VALUE MEASUREMENTS

On December 30, 2007 the Company adopted SFAS No. 157 “Fair Value Measurements” (SFAS 157), as described in Note 10, “Recent Accounting Pronouncements.” The adoption of SFAS 157 did not have a material effect on the Company’s financial statements. SFAS 157 defines fair value, provides a consistent framework for measuring fair value under GAAP and expands fair value financial statement disclosure requirements. SFAS 157’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect market assumptions. SFAS 157 classifies these inputs into the following hierarchy:

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of September 27, 2008.

	Fair Value Measurements on a Recurring Basis as of September 27, 2008
	Level 1	Level 2	Level 3	Total
Assets
Interest rate swap	$—	$2,300	$—	$2,300
Marketable securities	616	—	—	616

Total Assets	$616	$2,300	$—	$2,916

Liabilities
Interest rate swap	$—	$8,790	$—	$8,790

Total Liabilities	$—	$8,790	$—	$8,790

The Company holds marketable securities in its deferred compensation plan. The marketable securities consist of investments in mutual funds and are recorded at fair value based on third party quotes. The Company uses an income approach to value the asset and liability for its outstanding interest rate swaps using a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contract using current market information as of the reporting date such as the three month LIBOR curve and the creditworthiness of the Company and its counterparties.

9. COMPREHENSIVE LOSS

The computation of comprehensive loss is as follows:

	Successor				Predecessor
	Thirteen Weeks Ended September 27, 2008	Thirteen Weeks Ended September 29, 2007	Thirty-Nine Weeks Ended September 27, 2008	Period February 6, 2007 to September 29, 2007	Period December 31, 2006 to February 5, 2007
Net income (loss)	$6,740	$3,194	$(10,461)	$(34,203)	$(1,830)
Other comprehensive (loss) income:
Currency translation adjustments	(1,794)	52	(1,732)	(35)	58
Change in unrealized gain (loss) on interest rate swap agreements, net of tax	(1,132)	(3,737)	1,780	(2,691)	—

Other comprehensive (loss) income	(2,926)	(3,685)	48	(2,726)	58

Comprehensive income (loss)	$3,814	$(491)	$(10,413)	$(36,929)	$(1,772)

10. RECENT ACCOUNTING PRONOUNCEMENTS

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

11. SEGMENTS OF ENTERPRISE AND RELATED INFORMATION

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

The CEO evaluates both its retail and wholesale operations based on an “operating earnings” measure. Such measure gives recognition to specifically identifiable operating costs such as cost of sales and selling expenses. Administrative charges are generally not allocated to specific operating segments and are accordingly reflected in the unallocated/corporate/other reconciliation to the total consolidated results. As described in Note 1, the Merger of the Company on February 6, 2007 resulted in several purchase accounting adjustments to record assets and liabilities acquired at fair market value. The effects of purchase accounting adjustments on the operations of the Successor are not included in segment operations below, consistent with internal reports used by the CEO. These amounts are also included in the unallocated/corporate/other column. Other components of the condensed consolidated statements of operations, which are classified below operating income, are also not allocated by segments. The Company does not account for or report assets, capital expenditures or depreciation and amortization by segment to the CEO.

The following are the relevant data for the thirteen weeks ended September 27, 2008 (Successor) and September 29, 2007 (Successor), the thirty-nine weeks ended September 27, 2008 (Successor) the period February 6, 2007 to September 29, 2007 (Successor), and the period December 31, 2006 to February 5, 2007 (Predecessor):

Successor Thirteen Weeks Ended September 27, 2008	Retail	Wholesale	Unallocated/ Corporate/ Other	Balance per Condensed Consolidated Statements of Operations
Sales	$76,162	$104,898	$—	$181,060
Gross profit	51,289	48,037	159	99,485
Selling expenses	40,823	6,046	4,005	50,874
Income (loss) from operations	10,466	41,991	(19,234)	33,223
Other expense, net	—	—	(23,151)	(23,151)
Income before provision for income taxes	—	—	—	10,072

Successor Thirteen Weeks Ended September 29, 2007	Retail	Wholesale	Unallocated/ Corporate/ Other	Balance per Condensed Consolidated Statements of Operations
Sales	$77,245	$98,570	$—	$175,815
Gross profit	52,239	45,526	(112)	97,653
Selling expenses	42,142	5,525	3,863	51,530
Income (loss) from operations	10,097	40,001	(20,288)	29,810
Other expense, net	—	—	(25,569)	(25,569)
Income before provision for income taxes	—	—	—	4,241

Successor Thirty-Nine Weeks Ended September 27, 2008	Retail	Wholesale	Unallocated/ Corporate/ Other	Balance per Condensed Consolidated Statements of Operations
Sales	$219,554	$229,877	$—	$449,431
Gross profit	141,952	105,951	412	248,315
Selling expenses	120,042	20,952	11,594	152,588
Income (loss) from operations	21,910	84,999	(57,150)	49,759
Other expense, net	—	—	(67,655)	(67,655)
Loss before benefit from income taxes	—	—	—	(17,896)

Successor Period February 6, 2007 to September 29, 2007	Retail	Wholesale	Unallocated/ Corporate/ Other	Balance per Condensed Consolidated Statements of Operations
Sales	$191,855	$206,993	$—	$398,848
Gross profit	126,922	95,285	(40,548)	181,659
Selling expenses	104,443	13,840	10,300	128,583
Income (loss) from operations	22,479	81,445	(97,414)	6,510
Other expense, net	—	—	(66,305)	(66,305)
Loss before benefit from income taxes	—	—	—	(59,795)

Predecessor Period December 31, 2006 to February 5, 2007	Retail	Wholesale	Unallocated/ Corporate/ Other	Balance per Condensed Consolidated Statements of Operations
Sales	$26,530	$26,852	$—	$53,382
Gross profit	15,653	13,176	—	28,829
Selling expenses	14,423	1,778	—	16,201
Income (loss) from operations	1,230	11,398	(13,828)	(1,200)
Other expense, net	—	—	(970)	(970)
Loss before benefit from income taxes	—	—	—	(2,170)

Sales for the Company’s international operations, which are included in the wholesale segment for reporting purposes, were approximately $16,196 and $11,937 for the thirteen weeks ended September 27, 2008 and September 29, 2007, respectively. For the thirty-nine weeks ended September 27, 2008 and for the periods February 6, 2007 to September 29, 2007 and December 31, 2006 to February 5, 2007, sales for the Company’s international operations were approximately $36,332, $26,111 and $2,021, respectively. Long lived assets of the Company’s international operations were approximately $976 and $1,151 as of September 27, 2008 and September 29, 2007, respectively.

12. RESTRUCTURING CHARGE

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

The following is a summary of restructuring charge activity for the thirteen and thirty-nine weeks ended September 27, 2008:

	Accrued as of June 28, 2008	Thirteen Weeks ended September 27, 2008		Accrued as of September 27, 2008
		Costs Paid	Non-Cash Charges
Occupancy related	$440	$59	$—	$381
Fixed asset impairment and other	—	—	—	—
Employee related	98	98	—	—

Total	$538	$157	$—	$381

	Thirty-Nine Weeks Ended September 27, 2008			Accrued as of September 27, 2008
	Expense	Costs Paid	Non-Cash Charges
Occupancy related	$632	$295	$(44)	$381
Fixed asset impairment and other	493	42	451	—
Employee related	350	350	—	—

Total	$1,475	$687	$407	$381

The company expects occupancy related costs to be paid by March 2013.

13. WRITE OFF OF RECEIVABLE

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

On May 2, 2008, one of the Company’s wholesale customers, Linens ‘N Things, filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The Company has an outstanding pre-petition receivable balance due from Linens ‘N Things and is an unsecured creditor with respect to that receivable. During the quarter ended June 28, 2008 the Company determined it probable that the outstanding pre-petition receivable balance with Linens ‘N Things had become impaired and recorded a bad debt provision in the amount of $4.5 million. Linens ‘N Things is in the process of being liquidated.

14. FINANCIAL INFORMATION RELATED TO GUARANTOR SUBSIDIARIES

As discussed in Note 6, obligations under the senior notes are guaranteed on an unsecured senior basis and obligations under the senior subordinated notes are guaranteed on an unsecured senior subordinated basis by the Parent and 100% of the Company’s existing and future domestic subsidiaries. The senior notes are fully and unconditionally guaranteed by all of our 100% owned U.S. subsidiaries (the “Guarantor Subsidiaries”) on a senior unsecured basis. These guarantees are joint and several obligations of the Guarantors. The foreign subsidiary does not guarantee these notes.

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

The Company has corrected its previous presentation of its “investment in subsidiaries” within the parent company balance sheet to appropriately reflect its subsidiaries on an equity method basis, as of December 29, 2007. This also impacted the stockholder’s equity line item, inventory and the intercompany receivable/payable line item for the parent and its subsidiaries. The prior disclosure did not allocate certain intercompany balances to their respective entities; rather they were presented in a separate column as intercompany eliminations. The presentation as of December 29, 2007 has been corrected to properly allocate those balances. This adjustment had no impact to the condensed consolidated balance sheet, as the investment in subsidiaries line item, inventory and intercompany receivable/payable line item, and the subsidiaries stockholder’s equity line item, appropriately eliminate in both the prior year presentation and current year presentation.

In addition, the Company had previously presented intercompany payables and receivables transactions between the issuer and its guarantor and non-guarantor subsidiaries as financing activities. These transactions should have been presented in investing and financing activities. The accompanying condensed consolidating financial statements for 2007 have been corrected to properly present these cash flow activities in the respective columns. Any changes in the classification between investing and financing activities are eliminated in consolidation, therefore there is no impact on the condensed consolidated statement of cashflows for the periods February 6, 2007 to September 29, 2007 and for the periods December 31, 2006 to February 5, 2007.

Condensed consolidating financial information is as follows:

YANKEE HOLDING CORP. AND SUBSIDIARIES (SUCCESSOR)

CONDENSED CONSOLIDATING BALANCE SHEET

September 27, 2008

(in thousands)

	Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash	$—	$23,611	$1,714	$580	$—	$25,905
Accounts receivable, net	—	58,797	934	13,387	—	73,118
Inventory	—	87,393	1,800	9,321	—	98,514
Prepaid expenses and other current assets	—	36,372	297	443	—	37,112
Deferred tax assets	—	10,266	—	—	—	10,266

TOTAL CURRENT ASSETS	—	216,439	4,745	23,731	—	244,915
PROPERTY AND EQUIPMENT, NET	—	144,859	660	976	—	146,495
MARKETABLE SECURITIES	—	616	—	—	—	616
GOODWILL	—	1,010,862	9,120	—	—	1,019,982
INTANGIBLE ASSETS	—	401,234	2,571	620	—	404,425
DEFERRED FINANCING COSTS	—	25,195	—	—	—	25,195
OTHER ASSETS	—	1,150	—	55	—	1,205
INTERCOMPANY RECEIVABLES	—	33,984	—	—	(33,984)	—
INVESTMENT IN SUBSIDIARIES	406,765	2,333	—	—	(409,098)	—

TOTAL ASSETS	$406,765	$1,836,672	$17,096	$25,382	$(443,082)	$1,842,833

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$44,612	$437	$1,311	$—	$46,360
Accrued payroll	—	13,655	209	281	—	14,145
Accrued interest	—	14,957	—	—	—	14,957
Accrued purchases of property and equipment	—	1,520	—	—	—	1,520
Other accrued liabilities	—	24,297	1,555	2,338	—	28,190
Current portion of long-term debt	—	6,500	—	—	—	6,500

TOTAL CURRENT LIABILITIES	—	105,541	2,201	3,930	—	111,672
DEFERRED COMPENSATION OBLIGATION	—	754	—	—	—	754
DEFERRED TAX LIABILITIES	—	111,702	18	—	—	111,720
LONG-TERM DEBT	—	1,195,625	—	—	—	1,195,625
DEFERRED RENT	—	10,954	12	—	—	10,966
OTHER LONG-TERM LIABILITIES	—	5,331	—	—	—	5,331
INTERCOMPANY PAYABLES	—	—	16,130	17,854	(33,984)	—
STOCKHOLDERS’ EQUITY	406,765	406,765	(1,265)	3,598	(409,098)	406,765

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$406,765	$1,836,672	$17,096	$25,382	$(443,082)	$1,842,833

YANKEE HOLDING CORP. AND SUBSIDIARIES (SUCCESSOR)

CONDENSED CONSOLIDATING BALANCE SHEET

December 29, 2007

(in thousands)

	Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash	$—	$1,316	$2,341	$1,970	$—	$5,627
Accounts receivable, net	—	40,655	1,251	10,220	—	52,126
Inventory	—	60,580	1,470	7,913	—	69,963
Prepaid expenses and other current assets	—	8,491	66	787	—	9,344
Deferred tax assets	—	17,841	430	—	—	18,271

TOTAL CURRENT ASSETS	—	128,883	5,558	20,890	—	155,331
PROPERTY AND EQUIPMENT, NET	—	153,954	829	1,128	—	155,911
MARKETABLE SECURITIES	—	259	—	—	—	259
GOODWILL	—	1,010,862	9,120	—	—	1,019,982
INTANGIBLE ASSETS	—	411,431	2,811	—	—	414,242
DEFERRED FINANCING COSTS	—	28,654	—	—	—	28,654
OTHER ASSETS	—	1,340	—	78	—	1,418
INTERCOMPANY RECEIVABLES	—	28,492	—	—	(28,492)	—
INVESTMENT IN SUBSIDIARIES	416,605	5,997	—	—	(422,602)	—

TOTAL ASSETS	$416,605	$1,769,872	$18,318	$22,096	$(451,094)	$1,775,797

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$20,350	$355	$908	$—	$21,613
Accrued payroll	—	17,016	92	286	—	17,394
Accrued interest	—	17,679	—	—	—	17,679
Accrued income taxes	—	15,755	—	—	—	15,755
Accrued purchases of property and equipment	—	2,818	—	—	—	2,818
Other accrued liabilities	—	31,635	2,934	1,340	—	35,909
Current portion of long-term debt	—	6,500	—	—	—	6,500

TOTAL CURRENT LIABILITIES	—	111,753	3,381	2,534	—	117,668
DEFERRED COMPENSATION OBLIGATION	—	410	—	—	—	410
DEFERRED TAX LIABILITIES	—	105,565	—	—	—	105,565
LONG-TERM DEBT	—	1,123,625	—	—	—	1,123,625
DEFERRED RENT	—	10,220	10	—	—	10,230
OTHER LONG-TERM LIABILITIES	—	1,694	—	—	—	1,694
INTERCOMPANY PAYABLES	—	—	15,904	12,588	(28,492)	—
STOCKHOLDERS’ EQUITY	416,605	416,605	(977)	6,974	(422,602)	416,605

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$416,605	$1,769,872	$18,318	$22,096	$(451,094)	$1,775,797

YANKEE HOLDING CORP. AND SUBSIDIARIES (SUCCESSOR)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Thirteen Weeks Ended September 27, 2008

(in thousands)

	Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
Sales	$—	$168,596	$1,902	$14,886	$(4,324)	$181,060
Cost of sales	—	73,763	1,050	12,595	(5,833)	81,575

Gross profit	—	94,833	852	2,291	1,509	99,485
Selling expenses	—	47,299	887	2,748	(60)	50,874
General and administrative expenses	—	15,341	—	—	47	15,388

Income (loss) from operations	—	32,193	(35)	(457)	1,522	33,223
Interest income	—	—	—	(5)	—	(5)
Interest expense	—	23,104	—	—	—	23,104
Other (income) expense	—	(12)	—	64	—	52

Income (loss) before (benefit from) provision for income taxes	—	9,101	(35)	(516)	1,522	10,072
Provision for (benefit from) income taxes	—	2,987	(12)	(147)	504	3,332

Income (loss) before equity in (earnings of) losses of subsidiaries	—	6,114	(23)	(369)	1,018	6,740
Equity in (earnings of) losses of subsidiaries, net of tax	(6,740)	392	—	—	6,348	—

Net income (loss)	$6,740	$5,722	$(23)	$(369)	$(5,330)	$6,740

YANKEE HOLDING CORP. AND SUBSIDIARIES (SUCCESSOR)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Thirteen Weeks Ended September 29, 2007

(in thousands)

	Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
Sales	$—	$166,847	$1,741	$11,169	$(3,942)	$175,815
Cost of sales	—	71,713	1,049	8,951	(3,551)	78,162

Gross profit	—	95,134	692	2,218	(391)	97,653
Selling expenses	—	48,282	1,108	2,140	—	51,530
General and administrative expenses	—	16,313	—	—	—	16,313

Income (loss) from operations	—	30,539	(416)	78	(391)	29,810
Interest income	—	—	—	(15)	—	(15)
Interest expense	—	25,619	—	—	—	25,619
Other (income) expense	—	190	—	(225)	—	(35)

Income (loss) before (benefit from) provision for income taxes	—	4,730	(416)	318	(391)	4,241
Provision for (benefit from) income taxes	—	1,150	(101)	95	(97)	1,047

Income (loss) before equity in (earnings of) losses of subsidiaries	—	3,580	(315)	223	(294)	3,194
Equity in (earnings of) losses of subsidiaries, net of tax	(3,194)	92	—	—	3,102	—

Net income (loss)	$3,194	$3,488	$(315)	$223	$(3,396)	$3,194

YANKEE HOLDING CORP. AND SUBSIDIARIES (SUCCESSOR)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Thirty-Nine Weeks Ended September 27, 2008

(in thousands)

	Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
Sales	$—	$427,788	$5,295	$33,268	$(16,920)	$449,431
Cost of sales	—	185,862	3,197	27,112	(15,055)	201,116

Gross profit	—	241,926	2,098	6,156	(1,865)	248,315
Selling expenses	—	143,231	2,596	6,941	(180)	152,588
General and administrative expenses	—	44,359	—	—	134	44,493
Restructuring charge	—	1,475	—	—	—	1,475

Income (loss) from operations	—	52,861	(498)	(785)	(1,819)	49,759
Interest income	—	—	—	(22)	—	(22)
Interest expense	—	69,880	—	—	—	69,880
Gain on extinguishment of debt		(2,131)	—	—	—	(2,131)
Other income	—	(48)	—	(24)	—	(72)

Loss before benefit from income taxes	—	(14,840)	(498)	(739)	(1,819)	(17,896)
Benefit from income taxes	—	(6,258)	(210)	(211)	(756)	(7,435)

Loss before equity in (earnings of) losses of subsidiaries	—	(8,582)	(288)	(528)	(1,063)	(10,461)
Equity in (earnings of) losses of subsidiaries, net of tax	10,461	816	—	—	(11,277)	—

Net (loss) income	$(10,461)	$(9,398)	$(288)	$(528)	$10,214	$(10,461)

YANKEE HOLDING CORP. AND SUBSIDIARIES (SUCCESSOR)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Period February 6, 2007 to September 29, 2007

(in thousands)

	Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
Sales	$—	$382,570	$4,169	$24,095	$(11,986)	$398,848
Cost of sales	—	200,922	2,971	23,201	(9,905)	217,189

Gross profit	—	181,648	1,198	894	(2,081)	181,659
Selling expenses	—	120,781	2,565	5,237	—	128,583
General and administrative expenses	—	46,566	—	—	—	46,566

Income (loss) from operations	—	14,301	(1,367)	(4,343)	(2,081)	6,510
Interest income	—	—	—	(34)	—	(34)
Interest expense	—	67,061	—	—	—	67,061
Other (income) expense	—	45	—	(767)	—	(722)

Loss before benefit from income taxes	—	(52,805)	(1,367)	(3,542)	(2,081)	(59,795)
Benefit from income taxes	—	(23,041)	(597)	(1,063)	(891)	(25,592)

Loss before equity in (earnings of) losses of subsidiaries	—	(29,764)	(770)	(2,479)	(1,190)	(34,203)
Equity in (earnings of) losses of subsidiaries, net of tax	34,203	3,249	—	—	(37,452)	—

Net (loss) income	$(34,203)	$(33,013)	$(770)	$(2,479)	$36,262	$(34,203)

YANKEE HOLDING CORP. AND SUBSIDIARIES (PREDECESSOR)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Period December 31, 2006 to February 5, 2007

(in thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
Sales	$52,861	$555	$1,747	$(1,781)	$53,382
Cost of sales	23,935	385	1,473	(1,240)	24,553

Gross profit	28,926	170	274	(541)	28,829
Selling expenses	15,312	338	551	—	16,201
General and administrative expenses	13,828	—	—	—	13,828

Loss from operations	(214)	(168)	(277)	(541)	(1,200)
Interest income	—	—	(1)	—	(1)
Interest expense	986	—	—	—	986
Other (income) expense	(39)	—	24	—	(15)

Loss before benefit from income taxes	(1,161)	(168)	(300)	(541)	(2,170)
Benefit from income taxes	(144)	(21)	(90)	(85)	(340)

Loss before equity in (earnings of) losses of subsidiaries	(1,017)	(147)	(210)	(456)	(1,830)
Equity in losses of subsidiaries, net of tax	357	—	—	(357)	—

Net loss	$(1,374)	$(147)	$(210)	$(99)	$(1,830)

YANKEE HOLDING CORP. AND SUBSIDIARIES (SUCCESSOR)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Thirty-Nine Weeks Ended September 27, 2008

(in thousands)

	Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
CASH FLOWS (USED IN ) PROVIDED BY OPERATING ACTIVITIES:
Net (loss) income	$(10,461)	$(9,398)	$(288)	$(528)	$10,214	$(10,461)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Gain on extinguishment of debt		(2,131)				(2,131)
Depreciation and amortization	—	33,997	427	204	—	34,628
Unrealized loss on marketable securities	—	105	—	—	—	105
Stock based compensation expense	—	677	—	—	—	677
Deferred taxes	—	12,543	449	—	—	12,992
Loss on disposal and impairment of property and equipment	—	878	—	—	—	878
Investments in marketable securities	—	(462)	—	—	—	(462)
Equity in earnings of subsidiaries	10,461	816	—	(1,063)	(10,214)	—
Changes in assets and liabilities:
Accounts receivable, net	—	(18,142)	317	(4,115)	—	(21,940)
Inventory	—	(26,814)	(329)	(2,300)	—	(29,443)
Prepaid expenses and other assets	—	(1,716)	(229)	(307)	—	(2,252)
Accounts payable	—	24,266	79	492	—	24,837
Income taxes payable	—	(35,390)	—	—	—	(35,390)
Accrued expenses and other liabilities	—	(11,832)	(1,035)	1,246	—	(11,621)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	—	(32,603)	(609)	(6,371)	—	(39,583)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	—	(14,076)	(18)	(112)	—	(14,206)
Payment of contingent consideration on Aroma Naturals	—	—	(225)	—	—	(225)
Intercompany Payables / Receivables	—	(5,417)		—	5,417	—

NET CASH USED IN INVESTING ACTIVITIES	—	(19,493)	(243)	(112)	5,417	(14,431)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repayments under bank credit agreements	—	(26,005)	—	—	—	(26,005)
Borrowings under senior secured revolving credit facility	—	100,500	—	—	—	100,500
Repurchase of common stock	—	(126)	—	—	—	(126)
Net proceeds from issuance of common stock	—	22	—	—	—	22
Intercompany Payables / Receivables	—	—	225	5,192	(5,417)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	—	74,391	225	5,192	(5,417)	74,391

EFFECT EXCHANGE RATE CHANGES ON CASH	—	—	—	(99)	—	(99)

NET INCREASE (DECREASE) IN CASH	—	22,295	(627)	(1,390)	—	20,278

CASH, BEGINNING OF PERIOD	—	1,316	2,341	1,970	—	5,627

CASH, END OF PERIOD	$—	$23,611	$1,714	$580	$—	$25,905

YANKEE HOLDING CORP. AND SUBSIDIARIES (SUCCESSOR)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Period February 6, 2007 to September 29, 2007

(in thousands)

	Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES:
Net (loss) income	$(34,203)	$(33,013)	$(770)	$(2,479)	$36,262	$(34,203)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	29,655	134	165	—	29,954
Unrealized loss on marketable securities	—	219	—	—	—	219
Stock based compensation expense	—	522	—	—	—	522
Deferred taxes	—	(14,914)	434	—	—	(14,480)
Non-cash charge related to increased inventory carrying value	—	40,472	—	—	—	40,472
Loss on disposal and impairment of property and equipment	—	615	—	—	—	615
Investments in marketable securities	—	(553)	—	—	—	(553)
Equity in earnings of subsidiaries	34,203	3,249	—	(1,190)	(36,262)	—
Changes in assets and liabilities:
Accounts receivable, net	—	(28,522)	(62)	(4,850)	—	(33,434)
Inventory	—	(25,693)	(225)	(359)	—	(26,277)
Prepaid expenses and other assets	—	(16,056)	1,782	546	—	(13,728)
Accounts payable	—	32,438	422	(427)	—	32,433
Income taxes payable	—	(25,770)	371	17	—	(25,382)
Accrued expenses and other liabilities	—	8,813	(639)	(232)	—	7,942

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	—	(28,538)	1,447	(8,809)	—	(35,900)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	—	(19,622)	(53)	(97)	—	(19,772)
Acquisition of the Company	—	(1,429,476)	—	—	—	(1,429,476)
Intercompany Payables / Receivables	(418,083)	(6.256)	—	—	424,339	—

NET CASH USED IN INVESTING ACTIVITIES	(418,083)	(1,455,354)	(53)	(97)	424,339	(1,449,248)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repayments of existing bank loan	—	(179,250)	—	—	—	(179,250)
Net proceeds from issuance of common stock	418,083	—	—	—	—	418,083
Borrowings under senior secured term loan facility	—	650,000	—	—	—	650,000
Deferred financing costs	—	(32,358)	—	—	—	(32,358)
Borrowings under senior secured revolving credit facility	—	101,000	—	—	—	101,000
Borrowings under senior notes and senior subordinated notes	—	525,000	—	—	—	525,000
Repurchase of common stock		(98)	—	—	—	(98)
Intercompany Payables / Receivables		418,083	(1,829)	8,085	(424,339)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	418,083	1,482,377	(1,829)	8,085	(424,339)	1,482,377

EFFECT EXCHANGE RATE CHANGES ON CASH	—	—	—	88	—	88

NET DECREASE IN CASH	—	(1,515)	(435)	(733)	—	(2,683)

CASH, BEGINNING OF PERIOD	—	10,781	2,156	1,847	—	14,784

CASH, END OF PERIOD	$—	$9,266	$1,721	$1,114	$—	$12,101

YANKEE HOLDING CORP. AND SUBSIDIARIES (PREDECESSOR)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Period December 31, 2006 to February 5, 2007

(in thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES:
Net loss	$(1,374)	$(147)	$(210)	$(99)	$(1,830)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,608	46	19	—	2,673
Unrealized gain on marketable securities	(31)	—	—	—	(31)
Stock based compensation expense	8,638	—	—	—	8,638
Deferred taxes	(3,905)	—	—	—	(3,905)
Loss on disposal and impairment of property and equipment	14	—	—	—	14
Investments in marketable securities	(27)	—	—	—	(27)
Excess tax benefit from exercise of stock options	(4,317)	—	—	—	(4,317)
Equity in earnings of subsidiaries	357	—	(456)	99	—
Changes in assets and liabilities:
Accounts receivable, net	(1,190)	159	1,210	—	179
Inventory	(2,396)	152	(495)	—	(2,739)
Prepaid expenses and other assets	697	1	(362)	—	336
Accounts payable	(3,895)	(191)	(357)	—	(4,443)
Income taxes payable	3,642	—	—	—	3,642
Accrued expenses and other liabilities	(7,437)	(550)	(270)	—	(8,257)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(8,616)	(530)	(921)	—	(10,067)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(2,247)	—	(3)	—	(2,250)
Intercompany Payables / Receivables	660			(660)

NET CASH USED IN INVESTING ACTIVITIES	(1,587)	—	(3)	(660)	(2,250)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Excess tax benefit from exercise of stock options	4,317	—	—	—	4,317
Intercompany Payables / Receivables	—	324	(984)	660	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	4,317	324	(984)	660	4,317

EFFECT EXCHANGE RATE CHANGES ON CASH	—	—	11	—	11

NET DECREASE IN CASH	(5,886)	(206)	(1,897)	—	(7,989)

CASH, BEGINNING OF PERIOD	16,667	2,362	3,744	—	22,773

CASH, END OF PERIOD	$10,781	$2,156	$1,847	$—	$14,784

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Derivative instruments

In accordance with SFAS 133, as amended, the Company designated certain interest rate swap derivative arrangements entered into on February 14, 2007 and February 13, 2008 as cash flow hedges and recognizes the fair value of the instruments on the condensed consolidated balance sheet. Gains and losses related to a hedge and that result from changes in the fair value of the hedge are either recognized in income immediately to offset the gain or loss on the hedged item, or the effective portion is deferred and reported as a component of other comprehensive income in stockholders’ equity and subsequently recognized in income when the hedged item affects earnings. To record these swaps as of September 27, 2008 the Company recorded the fair value of the derivative asset of $2.3 million in other current assets, the fair value of the derivative liability of $8.8 million in other current liabilities, and by $4.0 million and $2.5 million in other comprehensive loss and deferred taxes, respectively.

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

Share-based compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123(R) “Share–Based Payment” (SFAS 123(R)). Under SFAS 123(R), we are required to record compensation expense for all awards granted including our Class B and Class C common units. Stock-based compensation expense of $0.7 million, $8.6 million and $0.5 million were recorded in the accompanying condensed consolidated statements of operations for the thirty-nine weeks ended September 27, 2008 and the periods December 31, 2006 to February 5, 2007 and February 6, 2007 to September 29, 2007, respectively. The increase in stock-based compensation expense during the period December 31, 2006 to February 5, 2007 was attributable to stock–based compensation expense of $8.2 million as a result of the accelerated vesting associated with stock options, restricted and performance shares that resulted from the Merger.

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

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

We have experienced, and will experience in the future, fluctuations in our quarterly operating results. There are numerous factors that can contribute to these fluctuations; however, the principal factors are seasonality, new store openings and the addition of new wholesale accounts.

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

RESULTS OF OPERATIONS

Overview

We are the largest designer, manufacturer and distributor of premium scented candles in the U.S. based on annual sales. We have a 39–year history of offering our distinctive products and marketing them as affordable luxuries and consumable gifts. We offer a wide variety of jar candles, Samplers ® votive candles, Tarts ® wax potpourri, pillars and other candle products, the vast majority of which are marketed under the Yankee Candle ® brand. We also sell a wide range of other home fragrance products, including Yankee Candle® branded electric home fragrancers, potpourri, scented oils, reed diffusers, room sprays, Yankee Candle Car Jars ® auto air fresheners, and candle related home decor accessories. We operate a vertically integrated business model with approximately 68% of our 2007 sales generated from products we manufactured at our Whately, Massachusetts facility.

Our multi–channel distribution strategy enables us to offer Yankee Candle® products through a wide variety of locations and venues. We sell our products through an extensive and growing wholesale customer network in North America and through our growing retail store base located primarily in malls. As a result of acquisitions in recent years, our operations also include (i) our Illuminations division, a designer and marketer of premium scented candles, candle accessories and other home decor products under the Illuminations ® brand, pursuant to which we operate 28 Illuminations retail stores (as of September 27, 2008) in California, Arizona and Washington, (ii) our Yankee Candle fundraising division and (iii) our wholly owned subsidiary, Aroma Naturals, Inc., a specialized line of wellness candles and aromatherapy products. As of September 27, 2008, we had 485 Company–owned and operated stores, including 28 Illuminations stores, and approximately 20,800 wholesale locations, including our European operations. In addition, we own and operate a 90,000 square foot flagship store in South Deerfield, Massachusetts and a 42,000 square foot flagship store in Williamsburg, Virginia.

We also sell our products directly to consumers through our catalogs and our Internet web sites at www.yankeecandle.com, www.illuminations.com and www.aromanaturals.com. Outside of North America, the Company sells its products primarily through its subsidiary, Yankee Candle Company (Europe), Ltd., which as of September 27, 2008 has an international wholesale customer network of approximately 3,000 store locations and distributors covering approximately 20 countries.

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

In evaluating our results of operations and financial performance, our management has used combined results for the thirty-nine weeks ended September 29 2007 as a single measurement period. Due to the Transactions, we believe that comparisons between the thirty-nine weeks ended September 27, 2008 and either the Predecessor’s results for the period December 31, 2006 to February 5, 2007 or the Successor’s results for the period February 6, 2007 to September 29, 2007 may impede the ability of users of our financial information to understand our operating and cash flow performance.

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

In the following discussion, comparisons are made between the thirty-nine week periods ended September 27, 2008 and September 29, 2007, notwithstanding the presentation in our condensed consolidated statements of operations for the thirty-nine weeks of fiscal 2007 which is comprised of the period from December 31, 2006 to February 5, 2007 (Predecessor) and the period from February 6, 2007 to September 29, 2007 (Successor). We do not believe a discussion of the various periods presented for the thirty-nine weeks of fiscal 2007 in the condensed consolidated statements of operations would be meaningful and, accordingly, we have prepared the discussion of our results of operations by comparing the thirty-nine weeks of fiscal 2008 to the thirty-nine weeks of fiscal 2007 without regard to the differentiation between the period from December 31, 2006 to February 5, 2007 (Predecessor) and the period from February 6, 2007 to September 29, 2007 (Successor).

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

	Successor Thirteen Weeks Ended September 27, 2008	Successor Thirteen Weeks Ended September 29, 2007	Successor Thirty-nine Weeks Ended September 27, 2008	Non-GAAP Combined Thirty-nine Weeks Ended September 29, 2007
Statements of Operations Data:
Sales:
Wholesale	57.9%	56.1%	51.1%	51.7%
Retail	42.1%	43.9%	48.9%	48.3%

Total net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	45.1%	44.5%	44.7%	53.5%

Gross profit	54.9%	55.5%	55.3%	46.5%
Selling expenses	28.1%	29.3%	34.0%	32.0%
General and administrative expenses	8.5%	9.3%	9.9%	13.4%
Restructuring charge	—%	—%	0.3%	—%

Income from operations	18.3%	17.0%	11.1%	1.2%
Net other expense	12.8%	14.5%	15.1%	14.9%

Income (loss) before provision for (benefit from) income taxes	5.5%	2.4%	(4.0)%	(13.7)%
Provision for (benefit from) income taxes	1.8%	0.6%	(1.7)%	(5.7)%

Net income (loss)	3.7%	1.8%	(2.3)%	(8.0)%

Widespread national and international concern over instability in the credit and capital markets increased significantly during the nine months ended September 27, 2008 and most notably during the past two quarters with unprecedented market volatility and disruption in the economy of the United States and abroad. Also, signs of recession have become more pronounced, highlighted by higher unemployment levels, further deterioration in consumer confidence and reduced consumer spending, which have distinguished the first nine months of 2008 from 2007.

The current retail and economic environment continues to be difficult. General consumer spending levels, including employment levels and other economic conditions, greatly impact the retail and wholesale industries. Like other consumer-facing companies, our business continues to be negatively impacted. Declining mall traffic and reduced consumer spending obviously impact both our retail and wholesale businesses. Our operations for the thirteen and thirty-nine weeks ended September 27, 2008 were significantly impacted by the volatility of the economic environment and our available credit under our facility was decreased.

Thirteen weeks ended September 27, 2008 versus the Thirteen weeks ended September 29, 2007

SALES

Sales increased 3.0% to $181.1 million for the thirteen weeks ended September 27, 2008 from $175.8 million for the thirteen weeks ended September 29, 2007.

Retail Sales

Retail sales decreased 1.3% to $76.2 million for the thirteen weeks ended September 27, 2008 from $77.2 million for the thirteen weeks ended September 29, 2007. The decrease in retail sales was primarily due to decreased comparable store sales of approximately $5.5 million and decreased sales in our catalog and Internet division of approximately $0.3 million, offset in part by (i) increased sales attributable to stores opened in 2007 that have not entered the comparable store base (which in 2007 were open for less than a full year), including Illuminations stores, of approximately $1.1 million, (ii) the addition of 30 new Yankee Candle retail stores and one new Illuminations store opened in 2008, which increased sales by approximately $3.3 million and (iii) increased sales in our Yankee Candle Fundraising division of approximately $0.4 million.

Comparable Yankee Candle retail store and catalog and Internet sales decreased 6.6% for the thirteen weeks ended September 27, 2008 compared to the thirteen weeks ended September 29, 2007. Yankee Candle retail comparable store sales for the thirteen weeks ended September 27, 2008 decreased 7.6% compared to the thirteen weeks ended September 29, 2007. Comparable store sales represent a comparison of sales during the corresponding fiscal periods on stores in our comparable stores sales base. A store first enters our comparable store sales base in the fourteenth fiscal month of operation. There were 417 stores included in the Yankee Candle comparable store base as of September 27, 2008, and 33 of these stores were included for less than a full year. There were 485 retail stores open as of September 27, 2008 compared to 449 retail stores open as of September 29, 2007 and 459 retail stores open as of December 29, 2007. Permanently closed stores are excluded from the comparable store calculation beginning in the month in which the store closes.

Wholesale Sales

Wholesale sales, including European operations, increased 6.4% to $104.9 million for the thirteen weeks ended September 27, 2008 from $98.6 million for the thirteen weeks ended September 29, 2007. The increase in wholesale sales was due to increased sales to domestic wholesale locations opened during the last 12 months of approximately $5.7 million, increased sales in our European operations of approximately $3.7 million and increased sales within our Aroma Naturals division of approximately $0.2 million, partially offset by decreased sales to domestic wholesale locations in operation prior to September 29, 2007 of approximately $2.2 million and decreased sales for new product ventures of approximately $1.0 million.

GROSS PROFIT

Gross profit represents sales less cost of sales. Included within cost of sales are the cost of the merchandise we sell through our retail and wholesale segments, inbound and outbound freight costs, the operational costs of our distribution facilities, which include receiving costs, inspection and warehousing costs, and salaries and expenses incurred by the Company’s buying and merchandising operations.

Gross profit increased 1.8% to $99.5 million for the thirteen weeks ended September 27, 2008 from $97.7 million for the thirteen weeks ended September 29, 2007. As a percentage of sales, gross profit decreased to 54.9% for the thirteen weeks ended September 27, 2008 from 55.5% for the thirteen weeks ended September 29, 2007.

Retail Gross Profit

Retail gross profit dollars decreased 1.2% to $51.4 million for the thirteen weeks ended September 27, 2008 from $52.0 million for the thirteen weeks ended September 29, 2007. The decrease in gross profit dollars was primarily due to sales decreases in our retail operations which contributed approximately $2.7 million, increased promotional activity of $1.5 million, increased costs in supply chain operations of approximately $0.7 million and decreased profitability in our Illuminations division of $0.7 million. The decreases in retail gross profit dollars were offset in part by (i) the impact of price increases initiated on selected products during the first and third quarters of fiscal 2008 which, assuming no elasticity, contributed approximately $4.8 million and (ii) increased profitability in our Yankee Candle Fundraising division of approximately $0.1 million.

As a percentage of sales, retail gross profit remained flat at 67.4% for the thirteen weeks ended September 27, 2008 and September 29, 2007. Although remaining flat as a percentage of sales, the retail gross profit rate was impacted by price increases initiated on selected products during the first quarter of fiscal 2008 which, assuming no elasticity, contributed an increase of approximately 2.2%, offset by decreased productivity in supply chain operations of approximately 1.2%, increased marketing and promotional activity of 0.6%, decreased profitability in our Yankee Candle Fundraising division of approximately 0.2% and decreased profitability in our Illuminations division of approximately 0.2%.

Wholesale Gross Profit

Wholesale gross profit dollars increased 5.5% to $48.1 million for the thirteen weeks ended September 27, 2008 from $45.6 million for the thirteen weeks ended September 29, 2007. The increase in wholesale gross profit dollars was attributable to the impact of price increases initiated on selected products during the first and third quarters of fiscal 2008 which, assuming no elasticity, contributed approximately $5.8 million and sales increases within our wholesale operations, which increased gross profit by approximately $1.7 million, offset in part by increased marketing and promotional activity of $3.6 million and increased costs in our supply chain operations of approximately $1.4 million.

As a percentage of sales, wholesale gross profit decreased to 45.9% for the thirteen weeks ended September 27, 2008 from 46.3% for the thirteen weeks ended September 29, 2007. The decrease in wholesale gross profit rate was primarily the result of decreased productivity in supply chain operations of 1.8% and increased marketing and promotional activity of 1.8%, partially offset by the impact of price increases initiated on selected products during the first and third quarters of fiscal 2008 which, assuming no elasticity, contributed approximately 3.2%.

SELLING EXPENSES

Selling expenses decreased 1.2% to $50.9 million for the thirteen weeks ended September 27, 2008 from $51.5 million for the thirteen weeks ended September 29, 2007. These expenses are related to both wholesale and retail operations and consist of payroll, occupancy, advertising and other operating costs, as well as pre-opening costs, which are expensed as incurred. In addition, the effect of purchase accounting adjustments of approximately $4.0 million and $3.9 million, which related to additional occupancy costs, is included in selling expense for the thirteen weeks ended September 27, 2008 and September 29, 2007, respectively. As a percentage of sales, selling expenses were 28.1% and 29.3% for the thirteen weeks ended September 27, 2008 and September 29, 2007, respectively.

Retail Selling Expenses

Retail selling expenses decreased 2.8% to $41.8 million for the thirteen weeks ended September 27, 2008 from $43.0 million for the thirteen weeks ended September 29, 2007. These expenses relate to payroll, occupancy, advertising and other store operating costs, as well as pre–opening costs, which are expensed as incurred. As a percentage of retail sales, retail selling expenses were 54.9% and 55.7% for the thirteen weeks ended September 27, 2008 and September 29, 2007, respectively. The decrease in selling expense dollars and rate was primarily due to cost savings associated with the Illuminations restructuring of $1.2 million or 1.3%.

Wholesale Selling Expenses

Wholesale selling expenses increased 7.1% to $9.1 million for the thirteen weeks ended September 27, 2008 from $8.5 million for the thirteen weeks ended September 29, 2007. These expenses relate to payroll, advertising and other operating costs. As a percentage of wholesale sales, wholesale selling expenses were relatively flat at 8.6% and 8.7% for the thirteen weeks ended September 27, 2008 and September 29, 2007, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses, which consist primarily of personnel–related costs including senior management, accounting, information systems, management incentive programs and costs that are not readily allocable to either the retail or wholesale operations, decreased 5.5% to $15.4 million for the thirteen weeks ended September 27, 2008 from $16.3 million for the thirteen weeks ended September 29, 2007. As a percentage of sales, general and administrative expenses were 8.5% and 9.3% for the thirteen weeks ended September 27, 2008 and September 29, 2007, respectively. The decrease in general and administrative expense in dollars and rate was primarily due to a reduction in management incentive plans.

RESTRUCTURING CHARGE

During the first quarter of fiscal 2008, the Company initiated a restructuring plan designed to close three underperforming Illuminations stores and move the Illuminations corporate headquarters from Petaluma, California to the Company’s South Deerfield, Massachusetts headquarters. In connection with this restructuring plan, a charge of $1.5 million was recorded during the thirteen weeks ended March 29, 2008. Included in the restructuring charge was $0.6 million related to lease termination costs, $0.5 million related to non-cash fixed assets write-offs and other costs, and $0.4 million in employee related costs. As of March 29, 2008, the three underperforming stores had been closed. The Company anticipates no further accruals related to this restructuring.

The following is a summary of restructuring charge activity for the thirteen weeks ended September 27, 2008 (in thousands):

	Accrued as of June 28, 2008	Thirteen Weeks ended September 27, 2008		Accrued as of September 27, 2008
		Costs Paid	Non-Cash Charges
Occupancy related	$440	$59	$—	$381
Fixed asset impairment and other	—	—	—	—
Employee related	98	98	—	—

Total	$538	$157	$—	$381

OTHER EXPENSE, NET

Other expense, net was $23.2 million for the thirteen weeks ended September 27, 2008 compared to $25.6 million for the thirteen weeks ended September 29, 2007. The primary component of this expense was interest expense, which was $23.1 million and $25.6 million for the thirteen weeks ended September 27, 2008 and September 29, 2007, respectively. The decrease in interest expense was primarily due to a decrease in our average daily debt outstanding during the period coupled with decreased borrowing rates as a result of a decrease in bank lending rates. Amortization of deferred financing costs, included in interest expense, was $1.0 million for both the thirteen weeks ended September 27, 2008 and September 29, 2007.

PROVISION FOR INCOME TAXES

The income tax provision for the thirteen weeks ended September 27, 2008 was $3.3 million compared to a provision for income taxes of $1.0 million for the thirteen weeks ended September 29, 2007. The effective tax rates for the thirteen weeks ended September 27, 2008 and September 29, 2007 were 33.1% and 24.7%, respectively. The change in the effective tax rate was driven by greater pre-tax income, tax-effected at statutory rates for the thirteen weeks ended September 27, 2008.

Thirty-nine weeks ended September 27, 2008 versus the Combined Thirty-nine weeks ended September 29, 2007

SALES

Sales decreased 0.6% to $449.4 million for the thirty-nine weeks ended September 27, 2008 from $452.2 million for the thirty-nine weeks ended September 29, 2007.

Retail Sales

Retail sales increased 0.5% to $219.6 million for the thirty-nine weeks ended September 27, 2008 from $218.4 million for the thirty-nine weeks ended September 29, 2007. The increase in retail sales was achieved primarily through (i) increased sales attributable to stores opened in 2007 that have not entered the comparable store base (which in 2007 were open for less than a full year), including Illuminations stores, of approximately $6.0 million, (ii) the addition of 30 new Yankee Candle retail stores and one new Illuminations store opened in 2008, which increased sales by approximately $5.1 million, (iii) increased sales in our Yankee Candle Fundraising division of approximately $1.8 million and (iv) increased sales in our catalog and Internet division of approximately $0.9 million, offset in part by decreased comparable store sales of $12.6 million.

Comparable Yankee Candle retail store and catalog and Internet sales decreased 5.1% for the thirty-nine weeks ended September 27, 2008 compared to the thirty-nine weeks ended September 29, 2007. Yankee Candle retail comparable store sales for the thirty-nine weeks ended September 27, 2008 decreased 6.4% compared to the thirty-nine weeks ended September 29, 2007. Comparable store sales represent a comparison of sales during the corresponding fiscal periods on stores in our comparable stores sales base. A store first enters our comparable store sales base in the fourteenth fiscal month of operation. There were 417 stores included in the Yankee Candle comparable store base as of September 27, 2008, and 33 of these stores were included for less than a full year. There were 485 retail stores open as of September 27, 2008 compared to 449 retail stores open as of September 29, 2007 and 459 retail stores open as of December 29, 2007. Permanently closed stores are excluded from the comparable store calculation beginning in the month in which the store closes.

Wholesale Sales

Wholesale sales, including European operations, decreased 1.7% to $229.9 million for the thirty-nine weeks ended September 27, 2008 from $233.8 million for the thirty-nine weeks ended September 29, 2007. The decrease in wholesale sales was primarily from decreased sales to domestic wholesale locations in operation prior to September 29, 2007 of approximately $17.9 million and a decrease in sales for our new product ventures of approximately $1.9 million, offset in part by increased sales to domestic wholesale locations opened during the last 12 months of approximately $7.7 million, increased sales in our European operations of approximately $7.4 million and increased sales within our Aroma Naturals division of approximately $0.7 million.

GROSS PROFIT

Gross profit represents sales less cost of sales. Included within cost of sales are the cost of the merchandise we sell through our retail and wholesale segments, inbound and outbound freight costs, the operational costs of our distribution facilities, which include receiving costs, inspection and warehousing costs, and salaries and expenses incurred by the Company’s buying and merchandising operations.

Gross profit increased 18.0% to $248.3 million for the thirty-nine weeks ended September 27, 2008 from $210.5 million for the thirty-nine weeks ended September 29, 2007. As a percentage of sales, gross profit increased to 55.3% for the thirty-nine weeks ended September 27, 2008 from 46.5% for the thirty-nine weeks ended September 29, 2007. The effect of purchase accounting adjustments decreased gross profit in the prior year by approximately $41.0 million or 9.1% of sales. Purchase accounting adjustments affecting gross profit in the prior year consisted primarily of the step-up of the carrying value of inventory at the acquisition date.

Retail Gross Profit

Retail gross profit dollars increased 18.1% to $142.2 million for the thirty-nine weeks ended September 27, 2008 from $120.4 million for the thirty-nine weeks ended September 29, 2007. The increase in gross profit dollars was primarily due to (i) the decreased impact of purchase accounting adjustments in the current year as compared to the prior year of approximately $22.4 million, (ii) the impact of price increases initiated on selected products during the first and third quarters of fiscal 2008, which, assuming no elasticity, contributed approximately $8.3 million of the increase and (iii) increased profitability in our Yankee Candle Fundraising division of approximately $1.7 million, offset in part by increased promotional activity of $4.0 million, increased costs in supply chain operations of approximately $3.0 million, sales decreases in our retail operations, which contributed approximately $3.4 million, and decreased profitability in our Illuminations division of approximately $0.3 million.

As a percentage of sales, retail gross profit increased to 64.8% for the thirty-nine weeks ended September 27, 2008 from 55.2% for the thirty-nine weeks ended September 29, 2007. The increase in retail gross profit rate was primarily the result of the decreased impact of purchase accounting adjustments in the current year as compared to the prior year of approximately 10.1%, the impact of price increases initiated on selected products during the first and third quarters of fiscal 2008, which, assuming no elasticity, contributed approximately 1.4% of the increase, and increased profitability in our Yankee Candle Fundraising division of approximately 0.3%, offset in part by decreased productivity in supply chain operations of approximately 1.5%, increased marketing and promotional activity of 0.6% and decreased profitability in our Illuminations division of 0.2%.

Wholesale Gross Profit

Wholesale gross profit dollars increased 17.9% to $106.1 million for the thirty-nine weeks ended September 27, 2008 from $90.0 million for the thirty-nine weeks ended September 29, 2007. The increase in wholesale gross profit dollars was primarily attributable to the decreased impact of purchase accounting adjustments in the current year as compared to the prior year of approximately $18.6 million and the impact of price increases initiated on selected products during the first and third quarters of fiscal 2008 which, assuming no elasticity, contributed approximately $8.1 million of the increase, offset in part by increased promotional activity of approximately $3.7 million, sales decreases within our wholesale operations, which decreased gross profit by approximately $3.0 million, increased costs in our supply chain operations of approximately $2.7 million and a decrease in new product ventures of approximately $1.3 million.

As a percentage of sales, wholesale gross profit increased to 46.2% for the thirty-nine weeks ended September 27, 2008 from 38.5% for the thirty-nine weeks ended September 29, 2007. The increase in wholesale gross profit rate was primarily the result of the decreased impact of purchase accounting adjustments in the current year as compared to the prior year of approximately 8.0% and the impact of price increases initiated on selected products during the first and third quarters of fiscal 2008 which, assuming no elasticity, contributed approximately 2.0% of the increase, offset in part by decreased productivity in supply chain operations of 1.3%, increased marketing and promotional activity of 0.9% and a decrease in new product ventures, which decreased gross profit by approximately 0.2%.

SELLING EXPENSES

Selling expenses increased 5.4% to $152.6 million for the thirty-nine weeks ended September 27, 2008 from $144.8 million for the thirty-nine weeks ended September 29, 2007. These expenses are related to both wholesale and retail operations and consist of payroll, occupancy, advertising and other operating costs, as well as pre-opening costs, which are expensed as incurred. In addition, the effect of purchase accounting adjustments of approximately $11.6 million and $10.3 million related to additional occupancy costs is included in selling expense for the thirty-nine weeks ended September 27, 2008 and September 29, 2007, respectively. As a percentage of sales, selling expenses were 34.0% and 32.0% for the thirty-nine weeks ended September 27, 2008 and September 29, 2007, respectively.

Retail Selling Expenses

Retail selling expenses increased 1.1% to $122.6 million for the thirty-nine weeks ended September 27, 2008 from $121.3 million for the thirty-nine weeks ended September 29, 2007. These expenses relate to payroll, occupancy, advertising and other store operating costs, as well as pre–opening costs, which are expensed as incurred. The increase in retail selling expenses in dollars was primarily related to selling expenses incurred in the 30 new Yankee Candle retail stores opened in 2008 and the 27 new Yankee Candle retail stores opened in 2007, which together contributed approximately $5.3 million, offset in part by cost savings related to the Illuminations restructuring of $2.5 million.

As a percentage of retail sales, retail selling expenses were 55.8% and 55.5% for the thirty-nine weeks ended September 27, 2008 and September 29, 2007, respectively. The increase in selling expense rate was primarily due to the de-leveraging of selling expenses by 2.8% as a result of decreased comparable retail sales offset in part by the leveraging of selling expenses in our Yankee Candle Fundraising and Consumer Direct divisions by 1.0% and cost savings associated with the Illuminations restructuring of 1.0%.

Wholesale Selling Expenses

Wholesale selling expenses increased 27.7% to $30.0 million for the thirty-nine weeks ended September 27, 2008 from $23.5 million for the thirty-nine weeks ended September 29, 2007. These expenses relate to payroll, advertising and other operating costs. As a percentage of wholesale sales, wholesale selling expenses were 13.0% and 10.0% for the thirty-nine weeks ended September 27, 2008 and September 29, 2007, respectively. The increase in wholesale selling expenses in dollars and rate was the result of the impairment of our outstanding pre-petition receivable balance with Linens ‘N Things of approximately $4.5 million, or 1.9%, coupled with an increase in amortization of intangible assets due to the acquisition of the Company of $1.2 million, or 0.6%, and an increase in commissions expense related to our European and domestic operations.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses, which consist primarily of personnel–related costs including senior management, accounting, information systems, management incentive programs and costs that are not readily allocable to either the retail or wholesale operations, decreased 26.3% to $44.5 million for the thirty-nine weeks ended September 27, 2008 from $60.4 million for the thirty-nine weeks ended September 29, 2007. As a percentage of sales, general and administrative expenses were 9.9% and 13.4% for the thirty-nine weeks ended September 27, 2008 and September 29, 2007, respectively. The decrease in general and administrative expense in dollars and rate was primarily due to the decreased impact of purchase accounting adjustments in the current year as compared to the prior year of approximately $12.8 million, or 2.8%.

RESTRUCTURING CHARGE

During the first quarter of fiscal 2008, the Company initiated a restructuring plan designed to close three underperforming Illuminations stores and move the Illuminations corporate headquarters from Petaluma, California to the Company’s South Deerfield, Massachusetts headquarters. In connection with this restructuring plan, a charge of $1.5 million was recorded during the thirty-nine weeks ended September 27, 2008. Included in the restructuring charge was $0.6 million related to lease termination costs, $0.5 million related to non-cash fixed assets write-offs and other costs, and $0.4 million in employee related costs. As of March 29, 2008, the three underperforming stores had been closed. The Company anticipates no further accruals related to this restructuring.

The following is a summary of restructuring charge activity for the thirty-nine weeks ended September 27, 2008 (in thousands):

	Thirty-nine Weeks Ended September 27, 2008			Accrued as of September 27, 2008
	Expense	Costs Paid	Non-Cash Charges
Occupancy related	$632	$295	(44)	$381
Fixed asset impairment and other	493	42	451	—
Employee related	350	350	—	—

Total	$1,475	$687	407	$381

OTHER EXPENSE, NET

Other expense, net was $67.7 million for the thirty-nine weeks ended September 27, 2008 compared to $67.3 million for the thirty-nine weeks ended September 29, 2007. The primary component of this expense was interest expense, which was $69.9 million and $68.0 million for the thirty-nine weeks ended September 27, 2008 and September 29, 2007, respectively. The increase in interest expense was primarily due to an increase in our average daily debt outstanding during the period primarily due to borrowings associated with the Merger, offset in part by decreased borrowing rates as a result of a decrease in bank lending rates. Amortization of deferred financing costs was $2.7 million for the thirty-nine weeks ended September 27, 2008 and September 29, 2007.

During the thirty-nine weeks ended September 27, 2008, we paid $9.5 million, plus accrued interest of $0.4 million, to repurchase $12.0 million of our senior subordinated notes in the open market. In connection with this early repurchase, we recorded a gain of $2.1 million in other income, net of deferred financing costs written off in the amount of $0.4 million.

PROVISION FOR INCOME TAXES

The income tax benefit for the thirty-nine weeks ended September 27, 2008 was $7.4 million compared to $25.9 million for the thirty-nine weeks ended September 29, 2007. The effective tax rates for the thirty-nine weeks ended September 27, 2008 and September 29, 2007 were 41.5% and 41.8%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

In connection with the Transactions, the Company significantly increased its level of debt upon entering into the $650.0 million senior secured term loan facility and issuance of the $325.0 million 8.50% senior notes due 2015 and the $200.0 million 9.75% senior subordinated notes due 2017. As of September 27, 2008 the Company had outstanding debt of $1,202.1 million.

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

During the thirty-nine weeks ended September 27, 2008, the Company paid $9.5 million, plus accrued interest of $0.4 million, to repurchase $12.0 million of the senior subordinated notes in the open market. In connection with this early repurchase, the Company recorded a gain of $2.1 million, net of deferred financing costs written off in the amount of $0.4 million.

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

Subject to certain exceptions, the Credit Facility requires that 100% of the net proceeds from certain asset sales, casualty insurance, condemnations and debt issuances, and 50% (subject to step downs) from excess cash flow for each fiscal year must be used to pay down outstanding borrowings. The calculation to determine if the Company has excess cash flow per the Credit Facility is prepared on an annual basis at the end of each fiscal year.

The Credit Facility and related agreements contain customary financial and other covenants, including, but not limited to, maximum consolidated total secured leverage (net of certain cash and cash equivalents) and certain other limitations on the Company and certain of the Company’s restricted subsidiaries’, as defined in the Credit Facility, ability to incur additional debt, guarantee other obligations, grant liens on assets, make investments or acquisitions, dispose of assets, make optional payments or modifications of other debt instruments, pay dividends or other payments on capital stock, engage in mergers or consolidations, enter into sale and leaseback transactions, enter into arrangements that restrict the Company’s ability to pay dividends or grant liens and engage in transactions with affiliates. The Credit Facility requires that the Company maintain at the end of each fiscal quarter, commencing with the quarter ended December 29, 2007, a consolidated total secured debt (net of certain cash and cash equivalents) to consolidated EBITDA (as defined in the Credit Facility) ratio of no more than 4.50 to 1.00. As of September 27, 2008, the consolidated total secured debt to consolidated EBITDA ratio was 3.51 to 1.00.

As a result of the Transactions, the cash flow results for the thirty-nine week period ended September 29, 2007 have been separately presented in the condensed consolidated statements of cash flows split between the “Predecessor”, covering the period December 31, 2006 to February 5, 2007, and the “Successor”, covering the period February 6, 2007 to September 29, 2007. The comparable period results for the current year are presented under “Successor.” For comparative purposes, the Company combined the two periods from December 31, 2006 through September 29, 2007 in its discussion below. This combination is not a GAAP presentation. However, the Company believes this combination is useful to provide the reader a more useful comparison and is provided to enhance the reader’s understanding of cash flows for the periods presented. The following table reconciles the thirteen weeks ended September 29, 2007 cash flows with the discussion of cash flows that follows:

	Successor Period February 6, 2007 to September 29, 2007	Predecessor Period December 31, 2006 to February 5, 2007	Non-GAAP Combined Thirty-nine Weeks Ended September 29, 2007
Net cash used in operating activities	$(35,900)	$(10,067)	$(45,967)

Net cash used in investing activities	(1,449,248)	(2,250)	(1,451,498)

Net cash provided by financing activities	1,482,377	4,317	1,486,694

Cash as of September 27, 2008 was $25.9 million as compared to $5.6 million as of December 29, 2007. Cash used in operating activities for the thirty-nine weeks ended September 27, 2008 was $39.6 million as compared to $41.7 million, net of excess tax benefit from the exercise of stock options, for the combined thirty-nine weeks ended September 29, 2007. Cash used in operating activities for the thirty-nine weeks ended September 27, 2008 includes total payments of $15.0 million of corporate income taxes for fiscal 2007 and cash paid for interest of $69.3 million. Cash used in operating activities for the combined thirty-nine weeks ended September 29, 2007 includes total payments of $26.9 million of corporate income taxes for fiscal 2006 and cash paid for interest of $58.8 million.

Net cash used in investing activities for the thirty-nine weeks ended September 27, 2008 includes purchases of property and equipment of $14.2 million primarily due to new stores and a $0.2 million payment of contingent consideration related to the acquisition of Aroma Naturals. Net cash used in investing activities for the combined thirty-nine weeks ended September 29, 2007 includes the acquisition of the Company for $1,429.5 million and purchases of property and equipment of $22.0 million primarily due to new stores.

Net cash provided by financing activities for the thirty-nine weeks ended September 27, 2008 consists of $100.5 million of borrowings under the revolving credit facility and $26.0 million of repayments as compared to net cash provided by financing activities of $1,482.4 million, net of excess tax benefit from the exercise of stock options, for the combined thirty-nine weeks ended September 29, 2007. The combined thirty-nine weeks ended September 29, 2007 includes borrowings to finance the acquisition of $1,175.0 million, $101.0 million of borrowings under the revolving credit facility, net proceeds of $418.1 million from the issuance of common stock, partially offset by the payment of deferred financing fees of $32.4 million and repayment of $140.0 million of existing bank debt.

The Company funds its operations through a combination of internally generated cash from operations and from borrowings under the Credit Facility. The Company’s primary uses of cash are working capital requirements, new store expenditures, new store inventory purchases and debt service requirements. The Company anticipates that cash generated from operations together with amounts available under the Credit Facility will be sufficient to meet its future working capital requirements, new store expenditures, new store inventory purchases and debt service obligations as they become due over the next twelve months. However, the Company’s ability to fund future operating expenses and capital expenditures and its ability to make scheduled payments of interest on, to pay principal on or refinance indebtedness and to satisfy any other present or future debt obligations will depend on future operating performance, which will be affected by general economic, financial and other factors beyond the Company’s control. In addition, borrowings under our Credit Facility are dependent upon our continued compliance with the financial and other covenants contained therein. As of September 27, 2008, we were in compliance with all covenants under our Credit Facility.

As part of the recent disruption in the credit markets, during the quarter ended September 27, 2008, Lehman Commercial Paper, Inc. (“LCP”) one of the creditors, who also serves as the Administrative Agent of the Credit Facility, declared bankruptcy. LCP’s share of the Credit Facility was 12% or $15.0 million of the total Credit Facility. As a result of the bankruptcy, our ability to draw upon that portion of the Credit Facility may be reduced. If we are unable to secure additional or substitute funding from other parties, our Credit Facility would effectively be reduced from $125.0 million to $110.0 million. As of September 27, 2008, $89.0 million was outstanding under the Credit Facility and there were outstanding letters of credit of $1.6 million, leaving availability of $34.4 million based on the $125.0 million facility. Not including LCP’s share of the remaining capacity under the Credit Facility, our availability was $30.1 million at September 27, 2008.

Based on our current cash position, credit ratings, cash needs and debt structure the diminished capacity on our revolving credit facility does not have a material impact on our liquidity and we continue to expect that our current liquidity, notwithstanding these adverse market conditions, will be sufficient to meet all of our anticipated needs over the next 12 months and for the foreseeable future.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risks relate primarily to changes in interest rates. At September 27, 2008, we had $644.1 million of floating rate debt, a portion of which is hedged by interest rate swaps described below, and $513.0 million of fixed rate debt. For fixed rate debt, interest rate changes affect the fair market value, but do not impact earnings or cash flows. Conversely for floating rate debt, interest rate changes do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. The $644.1 million outstanding under our Credit Facility bears interest at variable rates. All borrowings under the Credit Facility bear interest at a rate per annum equal to an applicable margin, plus, at the Company’s option, (i) the higher of (a) the prime rate (as set forth on the British Banking Association Telerate Page 5) and (b) the federal funds effective rate, plus one-half percent (0.50%) per annum or (ii) the Eurodollar rate, and resets periodically. At September 27, 2008, the weighted–average interest rate on outstanding borrowings under our Credit Facility was 4.87%. This Credit Facility is intended to fund operating needs. Because this Credit Facility carries a variable interest rate pegged to market indices, our results of operations and cash flows will be exposed to changes in interest rates. Based on September 27, 2008 borrowing levels, a 1.00% increase or decrease in current market interest rates would have the effect of causing an approximately $2.1 million additional annual pre–tax change in interest expense.

The variable nature of our obligations under the Credit Facility creates interest rate risk. In order to mitigate this risk we have entered into certain interest rate swaps. In February 2007, we entered into an interest rate swap agreement in the notional amount of $415.0 million to hedge floating rate debt for the period between February 14, 2007 and March 30, 2010. The $415.0 million notional value amortizes over the life of the swap. The swap, which is with a highly rated counterparty, is treated as a cash flow hedge for accounting purposes and on which we pay a fixed rate of 5.10% and receive LIBOR from the counterparty. In February 2008, we entered into a second interest rate swap agreement in the notional value of $100.0 million, effective March 31, 2008. The $100.0 million notional value increases on March 31, 2010 to approximately $397.0 million and then amortizes over the remaining life of the swap. The swap, which is with a highly rated counterparty, is treated as a cash flow hedge for accounting purposes and on which we pay a fixed rate of 3.347% and receive LIBOR from the counterparty. See Note 7, “Derivative Financial Instruments” to the accompanying condensed consolidated financial statements for additional information.

We buy a variety of raw materials for inclusion in our products. The only raw material that is considered a commodity is wax. Wax is a petroleum based product. Its market price has not historically fluctuated with the movement of oil prices and has instead generally moved with inflation. However, in the past several years the price of wax has increased at a rate significantly above the rate of inflation. Continued increases in wax prices could have an adverse affect on our cost of goods sold and could lower our margins.

At this point in time, operations outside of the United States are not significant. Accordingly, we are not exposed to substantial risks arising from foreign currency exchange rates.

Item 4T.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 27, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 27, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) occurred during the fiscal quarter ended September 27, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material changes from the legal proceedings discussed in the Company’s Annual Report on Form 10-K.

Item 1A.	Risk Factors

There are a number of factors that might cause our actual results to differ significantly from the results reflected by the forward-looking statements contained herein. In addition to factors generally affecting the political, economic and competitive conditions in the United States and abroad, such factors include those set forth below. Investors should consider the following factors before investing in our Company.

The recent disruption in the current credit markets and the continued deterioration in consumer confidence and spending may have an impact on our business and financial condition in ways that we currently cannot predict.

As widely reported, financial markets in the United States and Europe have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others, and the bankruptcy or acquisition of, or government assistance to, several major domestic and international financial institutions. While currently these conditions have not impaired our ability to finance our operations, there can be no assurance that continued and prolonged volatility and disruption in the financial markets and overall economy will not have a significant negative impact on our results of operations, nor can there be any assurance that there will not be a further deterioration in financial markets and confidence in major economies.

These economic developments affect businesses such as ours in a number of ways. The current adverse market conditions, including the tightening of credit in financial markets, negatively impacts the discretionary spending of our customers and may result in a decrease in demand for our products. Similarly, these conditions may negatively impact the financial and operating condition of our wholesale customer base, which in turn could cause them to reduce or delay their purchases of our products and increase our exposure to losses from bad debts. In addition, LCP, one of the creditors, who also serves as the Administrative Agent of the Credit Facility declared bankruptcy during the quarter ended September 27, 2008.LCP’s share of the Credit Facility was 12% or $15.0 million of the total Credit Facility. As a result of the bankruptcy, our ability to draw upon that portion of the Credit Facility has been reduced. If we are unable to secure additional or substitute funding from other parties, our Credit Facility would be reduced from $125.0 million to $110.0 million. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the United States and other countries. Nor are we able to predict the long-term impact of these conditions on our operations.

Our substantial indebtedness could have a material adverse effect on our financial condition and operations.

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

Our results depend on consumer spending, which is influenced by general economic conditions and the availability of discretionary income. Accordingly, we may experience declines in sales during economic downturns or during periods of uncertainty like that which followed the September 11, 2001 terrorist attacks on the United States or which result from the threat of war or the possibility of further terrorist attacks. For example, current adverse market conditions, including the tightening of the credit markets, has negatively impacted the discretionary spending of our customers and may result in decreased demand for our products. Any material decline in the amount of discretionary spending could have a material adverse effect on our sales and income.

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

Further increases in wax prices above the rate of inflation may negatively impact our cost of goods sold and margins. Any shortages in refined oil supplies could impact our wax supply.

In the past several years, including 2007 and for most of 2008, significant increases in the price of crude oil have adversely impacted our transportation and freight costs and have contributed to significant increases in the cost of various raw materials, including wax which is a petroleum-based product. This in turn negatively impacts our cost of goods sold and margins. In addition, we believe that rising oil prices and corresponding increases in raw materials and transportation costs negatively impact not only our business but consumer sentiment and the economy at large. Continued weakness in consumer confidence and the macro—economic environment could negatively impact our sales and earnings. While oil prices have recently decreased significantly, we have yet to see a corresponding reduction in our transportation and freight costs or in the price of various raw materials, including wax.

Historically, the market price of wax has generally moved with inflation. However, in the past several years the price of wax has increased at a rate significantly above the rate of inflation. Despite the recent downward movement of oil prices, wax prices have remained at historically high levels. Future significant increases in wax prices could have an adverse affect on our cost of goods sold and could lower our margins.

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

A significant deterioration in the financial condition of one of our major customers, or the loss of such a customer, could have a material adverse effect on our sales, profitability and cash flow to the extent that we are unable to offset any revenue losses with additional revenue from existing customers or by opening new accounts. We continually monitor and evaluate the credit status of our customers and attempt to adjust trade and credit terms as appropriate. However, a bankruptcy filing by a key customer could have a material adverse effect on our business, results of operations and financial condition. In this regard, we note that on May 2, 2008 Linens ‘N Things filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. At the time of that filing we had an outstanding receivable balance due from Linens ‘N Things and are an unsecured creditor with respect to that receivable. As noted in Note 13 to the condensed consolidated financial statements we recorded a bad debt provision in the amount of $4.5 million during the quarter ended June 28, 2008 with respect to the pre-petition receivable due from Linens ‘N Things. We believe that this provision should be sufficient for all pre-petition receivables exposure. Shipments to Linens during the course of the bankruptcy proceedings could, depending upon the outcome of those proceedings, result in further receivables exposure. Linens is now in the process of liquidating its assets. The loss of revenue from Linens as a result of these proceedings, if not offset in whole or in part by additional revenue from existing customers or from new accounts, could materially adversely impact our operating results and financial condition. There are also various potential claims which may arise in connection with bankruptcy proceedings that, if filed and adversely decided, could potentially negatively impact our operating results and financial condition.

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

•

changes in the general economic conditions in the United States including, but not limited to, consumer debt levels, financial market performance, interest rates, consumer sentiment, inflation, commodity prices, foreign currency, unemployment and other factors that impact consumer confidence and spending;

•	adverse outcomes from significant litigation matters;

•	the imposition of additional restrictions or regulations regarding the sale of products we offer;

•	changes in our ability to attract, retain and develop highly-qualified employees or changes in the cost or availability of a sufficient labor force to manage and support our operations;

•	changes in our ability to meet objectives with regard to business acquisitions or new business ventures;

•	the occurrence of severe weather events prohibiting or discouraging consumers from traveling to retail or wholesale locations;

•	the disruption of global, national or regional transportation systems;

•	the occurrence of certain material events including natural disasters, acts of terrorism, the outbreak of war or other significant national or international events;

•	our ability to react in a timely manner and maintain our critical business processes and information systems capabilities in a disaster recovery situation; and

•	changes in our ability to manage our existing computer systems and technology infrastructures, and our ability to implement successfully new computer systems and technology infrastructures.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item 3.	Defaults Upon Senior Securities.

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders.

Not Applicable

Item 5.	Other Information.

Not Applicable

Item 6.	Exhibits

31.1	Certification of Craig W. Rydin Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated November 6, 2008

31.2	Certification of Bruce L. Hartman Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated November 6, 2008.

32.1	Certification of Craig W. Rydin Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, dated November 6, 2008.

32.2	Certification of Bruce L. Hartman Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, dated November 6, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YANKEE HOLDING CORP.

Date: November 6, 2008	By:	/s/ Bruce L. Hartman
Bruce L. Hartman
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial Officer)