Form 10-K
period 2009-01-03
Yankee Holding Corp.
filed 2009-04-03
CIK 1394069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒    We are a voluntary filer of reports required of companies with public securities under Section 13 or 15(d) of the Securities Exchange Act of 1934, and we have filed all reports which would have been required of us during the past 12 months had we been subject to such provisions.

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

The registrant has no common equity held by non-affiliates.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 2, 2009 there were 499,550 shares of Yankee Holding Corp. common stock, $.01 par value, outstanding, all of which are owned YCC Holdings LLC.

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

This report contains the audited consolidated financial statements of the Successor as of and for the year ended January 3, 2009 and as of December 29, 2007 and for the period February 6, 2007 to December 29, 2007. The accompanying audited consolidated financial statements for the period December 31, 2006 to February 5, 2007 and the year ended December 30, 2006 are those of the Predecessor.

Unless the context specifies otherwise, “we,” “us,” “our,” or the “Company” refer to the Successor and its subsidiaries and for the periods prior to February 5, 2007, the Predecessor and its subsidiaries. The Successor is a Delaware corporation formed in connection with the Merger. The Predecessor is a Massachusetts corporation formed in 1976.

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

Recent Economic Environment

The macroeconomic environment is clearly having a significant impact on consumer spending. Unemployment levels are projected by many to approach 9% or more, consumer confidence levels are depressed, the housing slump is worsening, and credit markets remain challenging. Obviously, these conditions point to consumption challenges for virtually all consumer facing companies including Yankee Candle. Our operations for the fifty-three weeks ended January 3, 2009 were significantly affected by these unprecedented macroeconomic conditions, as declining mall traffic and reduced consumer spending negatively impacted both our retail and wholesale businesses. In 2009, we expect that the deteriorating economic conditions will continue to challenge our business.

Overview

We are the largest specialty branded premium scented candle company in the United States based on our annual sales and profitability. The strong brand equity of the Yankee Candle® brand, coupled with our vertically integrated multi-channel business model, have enabled us to be the market leader in the premium scented candle market for many years. We design, develop, manufacture, and distribute the majority of the products we sell which allows us to offer distinctive, trend-appropriate products for every season, every customer, and every room in your home. We have a 39-year history of category leadership and growth by marketing Yankee Candle products as affordable luxuries, consumable products, and valued gifts for everyone on your list. We offer the broadest assortment of highly scented candles, innovative home fragrance products, and candle related home décor accessories in a variety of compelling fragrances, colors, styles, and price points.

Candle & Home Fragrance Assortment

Candle products are the foundation of our business, and are available in a wide range of fragrances and colors across a variety of jar candles, Samplers® votive candles, Tarts® wax potpourri, pillars and other candle products, the vast majority of which are marketed under the Yankee Candle® brand. Our candles are moderately-priced ranging from $1.99 for a Samplers® votive candle to $24.99 for a large 22oz jar candle. This variety ensures each customer can find Yankee Candle products appropriate for her lifestyle and budget. In addition to our core candle business, we successfully have extended the Yankee Candle brand into the growing home fragrance segment with a portfolio of innovative fragrance products for your home. Our assortment includes electric plug home fragrancers, decorative reed diffusers, room sprays, potpourri, and scented oils. Additionally, we offer products such as the Yankee Candle Car Jars® auto air fresheners to fragrance cars and small spaces. We also offer a wide array of coordinated candle related and home decor accessories in dozens of exclusive patterns, colors and styles, and numerous giftsets. In addition to our “everyday” product offerings, we also offer seasonally-appropriate fragrances, products, home décor accessories, and giftsets on a limited edition, seasonal basis. These themed temporary programs occur four times a year: Spring, Summer, Fall, and the Christmas/Holiday season.

Distribution: Customer Touchpoints

We sell our products in multiple channels of distribution across dozens of countries. Our customer touchpoints include our own company-operated retail stores and our direct-to-consumer catalogs and e-commerce/web business, as well as a global network of both national account and independent specialty gift customers and channels. We have an extensive and growing national and international wholesale segment with a diverse customer base that as of January 3, 2009 consisted of approximately 19,700 locations in North America, typically in non-shopping mall locations. We also have a growing retail store base primarily located in shopping malls and lifestyle centers. As of January 3, 2009, we operated 463 Yankee Candle retail stores in 43 states. We have achieved a compound annual store growth rate of 11% for the period from fiscal 2003 through fiscal 2008. We operate two flagship stores, a 90,000-square-foot store in South Deerfield, Massachusetts, which is a major tourist destination in Massachusetts, and a second 42,000-square-foot flagship store in Williamsburg, Virginia. We also sell our products directly to consumers through our direct mail catalogs and our Internet web sites at www.yankeecandle.com and www.aromanaturals.com. Outside of North America, we sell our products primarily through our subsidiary Yankee Candle Company (Europe), LTD, which has an international wholesale customer network of approximately 3,000 locations and distributors covering 23 countries.

Industry Overview

We operate in the domestic giftware industry, including various sub-segments such as the total candle, home fragrance, scented candle and premium scented candle segments. Based upon market data from Kline & Company, our market share of the premium scented candle market continued to climb over the last decade reaching over 44% in 2007. Other key industry insights according to Kline & Company include:

•	the domestic home fragrance segment, including candles, has grown at an approximately 6% compound annual growth rate from 2003 to 2007, reaching approximately $7.0 billion;

•	the domestic scented candles segment has grown at an approximately 2% compound annual growth rate from 2003 to 2007, reaching approximately $3.3 billion;

•	the domestic premium scented candle segment, which is our primary market, has grown at an approximately 3% compound annual growth rate from 2003 to 2007, reaching approximately $1.9 billion; and

•	the premium scented candle sales channel represented 57% of the domestic scented candle market in 2007, versus 51% in 2003.

New Product Innovation

We target approximately 25-30% of our total company net sales to come from the introduction of new products each year. Our long history as a product innovator in the premium scented candle segment has been supported by our strong and experienced in-house Brand Management, Marketing, Design, and Creative Development teams, which include artists, master fragrance specialists, designers, package developers, trend agents, R&D lab professionals, market researchers, and brand managers. These internal experts work closely together, along with a network of outside partners, to identify key market trends, to translate these key insights into business strategies, and to develop new product concepts.

In 2008, we introduced 35 new fragrances, as well as new product lines and forms, to our existing candle portfolio. We continued to expand our home fragrance product offerings, adding a number of new fragrances and styles to our existing products, including the addition of specialty reeds and a wide variety of electric home fragrancer designs. In addition, we rolled out our successful Concentrated Room Spray product and nationally launched the Fragrance Fan home fragrancer, Pump & Go™ car fragrancer, and expanded the variety of our auto air fresheners.

We also continued to grow and expand our portfolio of Yankee Candle “specialty” brands that target specific accounts, channels, or customer segments including: Yankee Candle® Simply HomeTM, Yankee Candle® Aromatherapy SPA, Yankee Candle® BeanswaxTM, and Yankee Candle® World Journeys.

Historical Results

Fiscal 2008 consists of the fifty-three weeks ended January 3, 2009. Fiscal 2007 consists of the periods December 31, 2006 to February 5, 2007 (Predecessor) and February 6, 2007 to December 29, 2007 (Successor). The fifty-two weeks ended December 30, 2006 (Predecessor) is referred to as fiscal 2006. From fiscal 2003 through fiscal 2008, we have experienced compound annual sales growth of 7%. Each of our distribution channels has contributed to this growth. Our retail segment has achieved 9% compound annual sales growth for the period from fiscal 2003 through fiscal 2008 and accounted for 57% of our $713.7 million total sales in 2008. Our wholesale segment has achieved a 5% compound annual sales growth for the period from fiscal 2003 through fiscal 2008 and accounted for 43% of total sales in 2008. In fiscal 2008, our sales decreased 3% from 2007, comprised of a 1% increase in retail sales and a 8% decrease in wholesale sales. We believe our historically strong operating performance has been the result of the strength of the Yankee Candle ® brand, the loyalty of our customer base, our commitment to product quality and innovation, the efficiency of our vertically integrated business model and the success of our multi-channel distribution strategy.

In February 2007 we consummated the Merger between our Predecessor and Madison Dearborn, all as more fully set forth in the preceding section entitled “Explanatory Note.”

Wholesale Operations

Our wholesale strategy focuses on home decor, gift and other image appropriate retailers. The wholesale business is an integral part of our growth strategy and, together with our other distribution channels, helps to further build our brand awareness. For the period from fiscal 2003 through fiscal 2008 our wholesale segment achieved 5% compound annual sales growth. Wholesale sales, as a percentage of total sales, decreased slightly from 45% in fiscal 2007 to 43% in fiscal 2008. We believe that as a result of our strong brand name, the popularity and profitability of our products and our emphasis on customer service, our wholesale customers are extremely loyal, with approximately 60% of them having been customers for over five years. No customer accounted for more than 10% of our total Company sales in 2008, 2007 and 2006.

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

We actively seek to increase wholesale sales through our innovative product display systems, promotional programs, new products and telemarketing initiatives. We promote a “Shop Within A Shop” display system to our wholesale customers which presents our products in a distinctive wood hutch. We recommend that dealers invest in a minimum of an 8 to 12-foot display system which enhances Yankee Candle’s brand recognition in the marketplace which we believe positively impacts our wholesale sales. We have also introduced new products and implemented a number of promotional programs to increase the square footage dedicated to Yankee Candle ® products as well as the breadth of Yankee Candle ® products offered by our wholesale customers. In addition, we provide category management expertise and advice to our wholesale customers on an ongoing basis regarding product knowledge, display suggestions, promotional ideas and geographical consumer preferences. As one example, we operate Yankee Candle University, a training program with in-depth courses on Yankee Candle product information, sales tactics and marketing techniques. We have a selective dealer approval process, designed to apply consistent nationwide standards for all Yankee Candle authorized retailers.

We use a dedicated in-house direct telemarketing sales force along with a third party service to service our wholesale customers. In addition, we have several account managers located in field offices across the United States to help us service our larger accounts. This provides us with greater control over the sales process, and allows us to provide customers with better and more accurate information, faster order turn-around and improved customer service, to create more consistent merchandising nationwide and to reduce costs.

See Note 19, “Segments of Enterprise and Related Information,” to the accompanying consolidated financial statements for sales, gross profit and operating margin by segment.

International Operations

Sales from our international operations were approximately $48.1 million, $42.6 million and $28.5 million for fiscal years 2008, 2007 and 2006, respectively. We sell our products in Europe and elsewhere primarily through our subsidiary Yankee Candle Company (Europe), LTD (“YCE”), utilizing our distribution center located in Bristol, England. As of January 3, 2009 YCE was selling our products to approximately 3,000 locations and distributors covering 23 countries. We also sell to various countries in Asia through a distributor. Sales from our international operations outside of North America have accounted for less than 10% of our total revenues during fiscal 2008, 2007 and 2006.

Retail Operations

Retail Stores

Our retail operations include retail stores, consumer direct mail catalogs and Internet operations and Chandler’s restaurant (located at our South Deerfield, Massachusetts flagship store). All of our retail stores are Company-owned and operated; none are franchised. For the period from fiscal 2003 through fiscal 2008, our retail segment achieved 9% compound annual sales growth from $266.6 million to $410.3 million. Retail sales, as a percentage of total sales, increased from 55% in fiscal 2007 to 57% in fiscal 2008.

In fiscal 2008, we increased our Yankee Candle retail sales base by 34 net stores, ending the year with 463 Yankee Candle retail stores in 43 states. The average capital requirement to open a new Yankee Candle store, including working capital, is approximately $275,000.

In opening new stores, we target high traffic retail locations in shopping malls and lifestyle centers. Our retail stores, excluding our two flagship stores, average approximately 1,650 square feet. Of our 463 Yankee Candle retail stores, 303 are located in shopping malls. We plan to open approximately 30 additional stores in 2009.

The non-shopping mall locations include our South Deerfield, Massachusetts and Williamsburg, Virginia flagship stores. We believe that our flagship stores are the world’s largest candle and holiday-themed stores with approximately 90,000 square feet of retail and entertainment space in South Deerfield and 42,000 square feet in Williamsburg. These stores promote Yankee Candle’s brand image and culture and allow us to test new product and fragrance introductions. The South Deerfield flagship store is a major tourist destination and provides visitors with a total shopping and entertainment experience including the Yankee Candlemaking Museum and Chandler’s, a 240-seat restaurant. This flagship store also includes our Yankee Candle Home “store within a store,” which showcases home goods, accessories, furnishings and decorative accents in sophisticated country décor settings. The Williamsburg flagship store opened in November 2005. The store is our first shopping entertainment center outside our South Deerfield flagship store. The Williamsburg flagship store features candle dipping, candle-making demonstrations, animated musical entertainment and an old-time photo studio.

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

Consumer Direct: Catalog and Internet

As part of our retail operations, we market our products through our consumer direct mail catalogs and Internet web sites. Our consumer direct mail catalog and Internet business generated $30.9 million of sales in 2008, compared to $25.7 million in 2007.

Our consumer direct mail catalogs feature a wide selection of our most popular products, together with additional products and offerings exclusive to our catalog channel. We believe that our consumer direct mail catalog constitutes an important marketing tool, serving to increase the awareness and strength of the Yankee Candle ® brand and driving sales to our retail stores and Internet web sites.

Yankee Candle Company Fundraising

In addition, we operate a fundraising division, Yankee Candle Company Fundraising. Our fundraising division distributes selected Yankee Candle ® brand products through fundraising organizations. Our fundraising division generated $ 22.9 million in sales in 2008, compared to $20.0 million in 2007.

See Note 19, “Segments of Enterprise and Related Information,” to the accompanying consolidated financial statements for sales, gross profit and operating margin by segment.

Our web sites, www.yankeecandle.com and www.aromanaturals.com provide our on-line customers with an easy and convenient way to purchase a wide variety of our most popular products. The web sites also offer features designed to promote sales and provide enhanced customer service and convenience, including personalized guest registration, gift cards and other gift giving programs, a store locator, decorating ideas, sites dedicated to corporate gifts, weddings and other customized purchasing opportunities, including a personalized candle configuring capability that enables users to design and purchase their own custom-labeled Samplers ® votive candles to commemorate special events such as weddings. In addition to our consumer-oriented web sites, we have a separate business-to-business web site dedicated to our wholesale customers that offers such features as on-line ordering, order status information, purchase history and an enhanced dealer locator program. We continually upgrade our web sites in order to better serve our retail and wholesale customers.

Illuminations

In 2006, the Company acquired certain assets of Candle Acquisition Corp. (“Illuminations”), including the Illuminations ® brand, 14 Illuminations retail stores located in California, Arizona and Washington, and the Illuminations consumer direct business comprised of catalog sales and internet sales via www.Illuminations.com. In 2008 our operations included 28 Illuminations retail stores as of January 3, 2009, together with the consumer direct business. During the fourth quarter of 2008, the Company initiated a restructuring plan involving the closing of the Company’s 28 Illuminations retail stores and the discontinuance of the related Illuminations consumer direct and wholesale businesses. We expect to substantially complete these restructuring activities by April 30, 2009. For more details, see Footnote 16 to our Consolidated Financial Statements.

Manufacturing

Approximately 68% of our 2008 sales were generated by products manufactured at our 294,000 square foot facility in Whately, Massachusetts. As a vertically integrated manufacturer, we are able to closely monitor the quality of our products, control our production costs and effectively manage inventory. We believe this is an important competitive advantage that enables us to ensure high quality products, maintain affordable pricing and provide reliable customer service.

Our products are manufactured using filled, molded, extruded, compressed and dipped manufacturing methods. The majority of our products are filled products which are produced by pouring colored, scented liquid wax into a glass container with a wick. Pillars are made by extrusion, in which wax is pressed around a wick through a die. Tapers are produced through a dipping process and Tarts ® wax potpourri and Samplers ® votive candles are made by compression.

We use high quality fragrances, premium grade, highly refined paraffin and soy waxes, and superior wicks and dyes to maintain the premium quality characteristics of our products. Our manufacturing processes are designed to ensure the highest quality of candle fragrance, wick quality and placement, color, fill level, shelf life and burn rate. We are continuously engaged in efforts to further improve our quality and lower our costs by using efficient production and distribution methods and technological advancements.

Suppliers

We maintain strong relationships with our principal fragrance and wax suppliers. We believe we use the highest-quality suppliers in our industry. We have been in the business of manufacturing premium scented candles for many years and are therefore knowledgeable about the different levels of quality of raw materials used in manufacturing candles. As a result, we have developed, jointly with our suppliers, proprietary fragrances which are exclusive to Yankee Candle. Most raw materials used in the manufacturing process, including glassware, wick and packaging materials, are readily available from alternative sources at comparable prices. In 2008, no single supplier represented more than 10% of our total cost of goods sold.

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

Intellectual Property

As of January 3, 2009, Yankee Candle has 128 U.S. registered trademarks, several of which are the subject of multiple registrations, including Yankee ® (for candles), Yankee Candle ® , Illuminations ® , Housewarmer ® , Samplers ® , Tarts ® , Car Jars ® and Aroma Naturals ® , and has pending several additional trademark applications with respect to its products. We also register certain of our trademarks in various foreign countries. Trademark registrations allow us to use those trademarks on an exclusive basis in connection with our products. If we continue to use our trademarks and make all required filings and payments these trademarks can continue in perpetuity. These registrations are in addition to various copyright registrations and patents held by us, and all trademark, copyright and other intellectual property rights of Yankee Candle under statutory and common law. Our intellectual property further includes various proprietary product formulas, business methods and manufacturing and design “know how,” as well as intellectual property associated with our acquisitions of Aroma Naturals and Illuminations, including tradenames used in each business.

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

Employees

At January 3, 2009, we employed approximately 2,300 full-time employees and approximately 2,800 part-time employees. We are not subject to any collective bargaining agreements, and we believe that our relations with our employees are good. We also use seasonal and temporary workers, as necessary, to supplement our labor force during peak selling or manufacturing seasons.

Available Information

We make our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and related amendments, available free of charge through our website at www.yankeecandle.com as soon as reasonably practicable after we electronically file such material with (or furnish such material to) the Securities and Exchange Commission (the “SEC” or the “Commission”). The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered to be part of this Annual Report on Form 10-K.

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

The current economic conditions and uncertain future outlook, including the credit and liquidity crisis in the financial markets and the continued deterioration in consumer confidence and spending, may continue to negatively impact our business and results of operations.

As widely reported, financial and credit markets in the United States and globally have been experiencing unprecedented levels of volatility and disruption in recent months, which has resulted in, among other things, severely diminished liquidity and credit availability and a widespread reduction in business activity and consumer spending and confidence. In 2008, these economic conditions negatively impacted our business and our results of operations. Any continuation or further deterioration in the current economic conditions, or any prolonged global, national or regional recession, may materially adversely affect our results of operations and financial condition.

These economic developments affect businesses such as ours in a number of ways. The current adverse market conditions, including the tightening of credit in financial markets, negatively impacts the discretionary spending of our consumers and may result in a decrease in sales or demand for our products. Similarly, these conditions may negatively impact the financial and operating condition of our wholesale customer base, or their ability to obtain credit, either of which in turn could cause them to reduce or delay their purchases of our products and increase our exposure to losses from bad debts. Similarly, these conditions could also increase the likelihood that one or more of our wholesale customers may file for bankruptcy or similar protection from creditors, which also may result in a loss of sales and increase our exposure to bad debt.

From a financing perspective, we believe that we currently have sufficient liquidity to support the ongoing activities of our business, service our existing debt and invest in future growth opportunities. While the existing conditions have therefore not currently impacted our ability to finance our operations, the continuation or further deterioration of the unprecedented instability and tightening of the credit markets may adversely affect our ability to access the credit market and to obtain any additional financing or refinancing on satisfactory terms or at all.

We are unable to predict the likely duration and severity of the ongoing disruption in financial markets and adverse economic conditions in the United States and other countries, nor are we able to predict the long-term impact of these conditions on our operations.

Counterparties to our secured credit facility and interest rate swaps may not be able to fulfill their obligations due to disruptions in the global financial and credit markets.

As a result of concerns about the stability of the financial and credit markets and the strength of counterparties during this challenging global macroeconomic environment, many financial institutions have reduced, and in some instances ceased to provide, funding to borrowers. In our case, Lehman Commercial Paper, Inc. (“LCP”), one of the lenders under our $125 million senior secured credit facility (the “Credit Facility”), and who also serves as the Administrative Agent thereunder, of the senior secured credit facility “Credit Facility” declared bankruptcy in September 2008. LCP’s share of the Credit Facility was 12% or $15.0 million of the total funds available to us under the Credit Facility. As a result of the bankruptcy, our ability to draw upon that portion of the Credit Facility has been reduced. To date, we have not secured substitute financing. If we are unable to secure additional or substitute funding from other parties, our Credit Facility would be effectively reduced from $125.0 million to $110.0 million. Based upon information available to us, we have no indication that other financial institutions syndicated under our Credit Facility would be unable to fulfill their commitments to us. However, if additional counterparties were to become unable to fulfill those obligations, that may adversely affect our results of operations, financial condition and liquidity.

Additionally, we have entered into interest rate swap agreements to hedge the variability of interest payments associated with our Credit Facility. We may be exposed to losses in the event of nonperformance by counterparties on these instruments. Continued turbulence is the global credit markets and the U.S. economy may adversely affect our results of operations and financial condition.

We have been required to recognize a pre-tax, non-cash impairment charge related to goodwill and other intangible assets, and we may be required to recognize additional impairment charges against goodwill or intangible assets in the future.

At January 3, 2009, the net carrying value of our goodwill and intangible assets totaled approximately $643.8 million and $308.9 million respectively. Our amortizing intangible assets are subject to impairment testing in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, and our non-amortizing goodwill and tradenames are subject to impairment tests in accordance with SFAS No. 142, “Goodwill and Intangible Assets.” We review the carrying value of our intangible assets and goodwill for impairment whenever events or circumstances indicate that their carrying value may not be recoverable, at least annually for our goodwill and tradnames. Significant negative industry or economic trends, including disruptions to our business, unexpected significant changes or planned changes in the use of our intangible assets, and mergers and acquisitions could result in an impairment charge for any of our intangible assets, goodwill or other long-lived assets. We completed our annual impairment testing of goodwill and indefinite-lived intangible assets as of November 1, 2008. As a result of these analyses we recorded impairment charges of $375.2 million and $87.4 million related to our goodwill and tradenames, respectively during the fourth quarter ended January 3, 2009.

In the impairment analyses we used certain estimates and assumptions, including a combination of market-based and income-based approaches, each of which were weighted at 50% for the impairment test performed as of November 1, 2008. The market-based approach estimates fair value by applying multiples of potential earnings, such as EBITDA and revenue, of publicly traded comparable companies. We believe this approach is appropriate because it provides a fair value using multiples from companies with operations and economic characteristics similar to our reporting units. The income-based approach is based on projected future debt-free cash flow that is discounted to present value using factors that consider the timing and risk of the future cash flows. We believe this approach is appropriate because it provides a fair value estimate based upon the reporting units expected long-term operations and cash flow performance. The income-based approach is based on future projections of operating results and cash flows. These projections are discounted to present value using a weighted average cost of capital for market participants, who are generally thought to be industry participants. The future projections are based on both past performance and the projections and assumptions used in our current operating plan. Such assumptions are subject to change as a result of changing economic and competitive conditions and could result in additional impairment charges. Further, if the economic market conditions continue to worsen and our estimated future discounted cash flows decrease further we may incur additional impairment charges. Additional impairment charges related to our goodwill, tradenames or other intangible assets could have a significant impact on our financial position and results of operations.

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

Our debt agreements contain restrictions on our ability to operate our business and to pursue our business strategies, and our failure to comply with these covenants could result in an acceleration of our repayment terms.

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

We intend to continue to pursue a long-term business strategy of increasing sales and earnings by expanding our retail and wholesale operations both in the United States and internationally. However, our ability to grow these businesses in the short-term, including during 2009, may be negatively impacted by the current economic conditions. Our ability to implement our growth strategy successfully will also be dependent in part on several factors beyond our control, including consumer preferences, and the competitive environment in the markets in which we compete, and we may not be able to achieve our planned growth or sustain our financial performance. Our ability to anticipate changes in the candle, home fragrance and giftware industries, and identify industry trends, will be critical factors in our ability to grow as planned and remain competitive.

We expect that it will become more difficult to maintain our historical growth rate, which could negatively impact our operating margins and results of operations. New stores typically generate lower operating margin contributions than mature stores because fixed costs, as a percentage of sales, are higher and because pre-opening costs are fully expensed in the year of opening. In addition, our retail sales generate lower margins than our wholesale sales. Our wholesale business has grown by increasing sales to existing customers and by adding new customers. If we are not able to continue this, our sales growth and profitability could be adversely affected. In addition, as we expand our wholesale business into new channels of trade that we believe to be appropriate, sales in some of these new channels may, for competitive reasons within the channels, generate lower margins than do our existing wholesale sales. Similarly, as we continue to broaden our product offerings in order to meet consumer demand, we may do so in part by adding products that have lower product margins than those of our core candle products.

We may be unable to continue to open new stores successfully.

Our retail strategy depends in large part on our ability to successfully open new stores in both existing and new geographic markets. For our growth strategy to be successful, we must identify and lease favorable store sites on favorable economic terms, hire and train managers and associates and adapt management and operational systems to meet the needs of our expanded operations. These tasks may be difficult to accomplish successfully and any changes in the availability of suitable real estate locations on acceptable terms could adversely impact our retail growth. If we are unable to open new stores as quickly as planned, then our future sales and profits could be materially adversely affected. Even if we succeed in opening new stores, these new stores may not achieve the same sales or profit levels as our existing stores. Also, our retail growth strategy includes opening new stores in markets where we already have a presence so we can take advantage of economies of scale in marketing, distribution and supervision costs, or the opening of new malls or centers in the market. However, these new stores may result in the loss of sales in existing stores in nearby areas, thereby negatively impacting our comparable store sales. A decrease in our retail comparable store sales will have an adverse impact on our cash flows and earnings. This is due to the fact that a significant portion of our expenses are comprised of fixed costs, such as lease payments, and our ability to decrease expenses in response to negative comparable store sales is limited in the short term. If comparable store sales decline it will negatively impact earnings. Our retail strategy also depends upon our ability to successfully renew the expiring leases of our profitable existing stores. If we are unable to do so at planned levels and upon favorable economic terms, then our future sales and profits could be negatively affected.

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

Our results depend on consumer spending, which is influenced by general economic conditions and the availability of discretionary income. Accordingly, we may experience declines in sales during periods of significant economic volatility and disruption such as the one we are currently experiencing, or during other economic downturns or periods of uncertainty like that which followed the September 11, 2001 terrorist attacks on the United States or which result from the threat of war or the possibility of further terrorist attacks. Any material decline in the amount of discretionary spending could have a material adverse effect on our sales and income.

Because we are not a diversified company and are primarily dependent upon one industry, we have less flexibility in reacting to unfavorable consumer trends, adverse economic conditions or business cycles.

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

Approximately 68% of our 2008 sales were generated by products we manufactured at our manufacturing facility in Whately, Massachusetts and we rely primarily on our distribution facilities in South Deerfield, Massachusetts to distribute our products. Because most of our machinery is designed or customized by us to manufacture our products, and because we have strict quality control standards for our products, the loss of our manufacturing facility, due to natural disaster or otherwise, would materially affect our operations. Similarly, our distribution facilities rely upon customized machinery, systems and operations, the loss of which would materially affect our operations. Although our manufacturing and distribution facilities are adequately insured, if our facilities were destroyed we believe it would take up to twelve months to resume operations at a level equivalent to current operations.

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

We source various accessories and other products from Asia. A sustained interruption of the operations of our suppliers, as a result of economic difficulties, the impact of health epidemics, natural disasters such as the 2004 tsunami or other factors, could have an adverse effect on our ability to receive timely shipments of certain of our products, which might in turn negatively impact our sales and operating results.

Further increases in wax prices above the rate of inflation may negatively impact our cost of goods sold and margins. Any shortages in refined oil supplies could impact our wax supply.

In the past several years, including 2007 and for most of 2008, significant increases in the price of crude oil have adversely impacted our transportation and freight costs and have contributed to significant increases in the cost of various raw materials, including wax which is a petroleum-based product. This in turn negatively impacts our cost of goods sold and margins. In addition, we believe that rising oil prices and corresponding increases in raw materials and transportation costs negatively impact not only our business but consumer sentiment and the economy at large. Continued weakness in consumer confidence and the macro-economic environment could negatively impact our sales and earnings. While oil prices have recently decreased significantly, we have not experienced as significant a reduction in our transportation and freight costs or in the price of various raw materials, including wax.

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

In addition to the impact of increased wax prices, any shortages in refined oil supplies may impact our wax supply. For example, in 2005, due to hurricanes in the Gulf Coast region and the closing and disruption of oil refineries located there significantly limited our ability to source wax and negatively impacted our operations. While we experienced no supply issues in 2008, any future prolonged interruption or reduction in wax supplies could negatively impact our operations, sales and earnings.

The loss or significant deterioration in the financial condition of a significant wholesale customer could negatively impact our sales and operating results.

A significant deterioration in the financial condition of one of our major customers, or the loss of such a customer, could have a material adverse effect on our sales, profitability and cash flow to the extent that we are unable to offset any revenue losses with additional revenue from existing customers or by opening new accounts. We continually monitor and evaluate the credit status of our customers and attempt to adjust trade and credit terms as appropriate. However, a bankruptcy filing by a key customer could have a material adverse effect on our business, results of operations and financial condition. In this regard, we note that on May 2, 2008 Linens ‘N Things (“Linens”) filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. At the time of that filing we had an outstanding receivable balance due from Linens and are an unsecured creditor with respect to that receivable. As noted in Note 20 to the consolidated financial statements we recorded a bad debt provision in the amount of $4.5 million during the quarter ended June 28, 2008 with respect to the pre-petition receivable due from Linens. Linens is now in the process of liquidating its assets. The loss of revenue from Linens as a result of these proceedings, if not offset in whole or in part by additional revenue from existing customers or from new accounts, could materially adversely impact our operating results and financial condition.

There are also various potential claims which may arise in connection with bankruptcy proceedings that, if filed and adversely decided, could potentially negatively impact our operating results and financial condition. For example, in connection with the Linens bankruptcy we received a letter dated December 19, 2008 from counsel to Linens Holding Co. and its affiliates, which letter alleges that, pursuant to Sections 547 and 550 of the United States Bankruptcy Code, we are required to return to Linens approximately $6.6 million in allegedly “preferential” transfers allegedly made to Yankee Candle during the 90-day period preceding the filing of the Linens bankruptcy cases. The letter also alleges that Yankee Candle is required to pay to Linens approximately $1.3 million on account of credits allegedly earned but not redeemed by Linens prior to the filing of the Linens bankruptcy cases. The letter offered to settle these claims and threatened legal action if settlement terms cannot be reached. We are currently evaluating these alleged claims with outside counsel. While we believe we have a number of strong potential defenses to all or a significant portion of these claims and plan to vigorously contest any action brought by Linens, we cannot at this time predict what the outcome of this matter would be if legal action were to be pursued by Linens. If any matter were to be brought by Linens and were decided in a manner adverse to us, it could materially adversely impact our results of operations.

Given the current economic environment, there is an increased risk that additional wholesale customers could be forced to declare bankruptcy or significantly reduce their operations or purchases from us. The loss of one or more significant wholesale customers, or a significant reduction in their operations, could materially adversely impact our results of operations and financial condition.

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

We own or lease several facilities located in Massachusetts, Virginia, California and Bristol, England, as described in the table below:

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

Our Yankee Candle retail stores were located in the following 43 states as of January 3, 2009:

STORE COUNT

STATE	MALL	NON-MALL	TOTAL
ALABAMA	2	1	3
ARIZONA	4	1	5
ARKANSAS	—	1	1
CALIFORNIA	14	—	14
COLORADO	3	7	10
CONNECTICUT	8	4	12
DELAWARE	2	—	2
FLORIDA	24	10	34
GEORGIA	11	4	15
ILLINOIS	13	14	27
INDIANA	9	5	14
IOWA	5	—	5
KANSAS	3	2	5
KENTUCKY	4	2	6
LOUISIANA	2	1	3
MAINE	2	2	4
MARYLAND	11	6	17
MASSACHUSETTS	16	15	31
MICHIGAN	15	5	20
MINNESOTA	6	3	9
MISSISSIPPI	1	1	2
MISSOURI	7	4	11
NEBRASKA	1	3	4
NEVADA	1	1	2
NEW HAMPSHIRE	5	2	7
NEW JERSEY	9	8	17
NEW YORK	24	7	31
NORTH CAROLINA	12	3	15
NORTH DAKOTA	1	—	1
OHIO	15	7	22
OKLAHOMA	3	1	4
OREGON	2	—	2
PENNSYLVANIA	19	8	27
RHODE ISLAND	1	3	4
SOUTH CAROLINA	4	6	10
SOUTH DAKOTA	1	—	1
TENNESSEE	7	5	12
TEXAS	11	8	19
VERMONT	—	3	3
VIRGINIA	14	6	20
WASHINGTON	1	—	1
WEST VIRGINIA	2	—	2
WISCONSIN	8	1	9

TOTAL	303	160	463

In addition to the Yankee Candle retail stores above, there were 28 Illuminations stores open as of January 3, 2009. During the fourth quarter of 2008, we initiated a restructuring plan involving the closing of the Company’s 28 Illuminations retail stores. We expect to close all of our Illuminations stores by April 30, 2009.

ITEM 3.	LEGAL PROCEEDINGS

A class action lawsuit was filed against us in February 2005 for alleged violations of certain California state wage and hour and employment laws with respect to certain employees in our California retail stores. In December 2007 a preliminary settlement agreement was reached pursuant to mediation. The settlement is now pending court approval. Pursuant to the agreement we would pay a total of $950,000 (inclusive of attorneys’ fees and administrative expenses) into a settlement fund. This amount was recorded in our consolidated statement of operations during the fourth quarter of fiscal 2007. We expect to make this payment to the settlement fund in the first half of 2009.

In connection with the Linens ‘N Things (“Linens”) bankruptcy proceedings we received a letter dated December 19, 2008 from counsel to Linens Holding Co. and its affiliates, which letter alleges that, pursuant to Sections 547 and 550 of the United States Bankruptcy Code, we are required to return to Linens approximately $6,600,000 in allegedly “preferential” transfers allegedly made to Yankee Candle during the 90-day period preceding the filing of the Linens bankruptcy cases. The letter also alleges that Yankee Candle is required to pay to Linens approximately $1,300,000 on account of credits allegedly earned but not redeemed by Linens prior to the filing of the Linens bankruptcy cases. The letter offered to settle these claims and threatened legal action if settlement terms cannot be reached. We are currently evaluating these alleged claims with outside counsel. While we believe we have a number of strong potential defenses to all or a significant portion of these claims and plan to vigorously contest any action brought by Linens, we cannot at this time predict what the outcome of this matter would be if legal action were to be pursued by Linens. As of January 3, 2009 we did not record any amount related to these claims in our consolidated statement of operations. If any matter were to be brought by Linens and were decided in a manner adverse to us, it could materially adversely impact our results of operations.

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

There is no market for our equity securities, all of which are held by YCC Holdings, LLC, our parent company. As of April 2, 2009, there were 29 holders of our parent company’s Class A common units, 58 holders of our parent company’s Class B common units and 9 holders of our parent company’s Class C common units. See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” Our credit agreement and our senior notes and senior subordinated notes restrict the making of dividends by our parent company, other than tax distributions in accordance with its operating agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” Our parent company’s Incentive Equity Plan provides for the issuance of 474,897 Class B common units, 37,748 of which remained available for future issuance as of January 3, 2009. The Company authorized a new class of units, Class C common units, in October 2007, which are available for issuance under the Incentive Equity Plan. Any issuances of Class C common units reduces the amount of Class B common units available for future grant.

ITEM 6.	SELECTED FINANCIAL DATA

The selected historical consolidated financial and other data that follows should be read in conjunction with the “Consolidated Financial Statements”, the accompanying notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K. The historical financial data as of January 3, 2009 and December 29, 2007 and for the fifty-three weeks ended January 3, 2009, and for the periods December 31, 2006 to February 5, 2007 and February 6, 2007 to December 29, 2007 and for the fifty-two weeks ended December 30, 2006 has been derived from the audited consolidated financial statements and the accompanying notes included in this document at Item 8.

The historical financial data as of December 30, 2006, December 31, 2005, and January 1, 2005 and for the fifty-two weeks ended December 31, 2005 and January 1, 2005 has been derived from audited financial statements for the corresponding periods, which are not contained in this document.

The selected historical financial data may not be indicative of our future performance.

	Successor				Predecessor
	Fifty-three Weeks Ended January 3, 2009		Period February 6, 2007 to December 29, 2007		Period December 31, 2006 to February 5, 2007	Fifty-two Weeks Ended
						December 30, 2006	December 31, 2005	January 1, 2005
					(In thousands)
Statement of Income Data:
Sales	$713,742		$683,573		$53,382	$687,557	$601,181	$554,202
Cost of sales	307,175		329,571		24,553	297,338	257,455	230,519

Gross profit	406,567		354,002		28,829	390,219	343,726	323,683
Selling expenses	213,241		192,398		16,201	168,194	146,055	131,333
General and administrative expenses	53,485		62,717		13,828	73,135	57,366	53,023
Restructuring charges	13,857	(2)	—		—	(397)	5,546	—
Goodwill and intangible asset impairments	462,616	(1)	—		—	—	—	—

(Loss) income from operations	(336,632)		98,887		(1,200)	149,287	134,759	139,327
Net other expense	94,449		91,248		970	15,223	6,725	2,651

(Loss) income before (benefit from) provision for income taxes	(431,081)		7,639		(2,170)	134,064	128,034	136,676
(Benefit from) provision for income taxes	(21,757)		3,112		(340)	49,549	49,933	53,987

Net (loss) income	$(409,324)		$4,527		$(1,830)	$84,515	$78,101	$82,689

Balance Sheet Data (as of end of fiscal year):
Cash and cash equivalents	$130,577		$5,627		n/a	$22,773	$12,655	$36,424
Working capital	116,260		37,663		n/a	34,295	35,982	44,107
Total assets	1,372,569		1,775,797		n/a	372,922	355,134	346,359
Total debt	1,183,125		1,130,125		n/a	140,000	178,000	75,000
Total stockholders’ (deficit) equity	(2,821)		416,605		n/a	115,565	68,144	179,663
Other Data:
Number of retail stores (at end of fiscal year)	491		459		n/a	420	390	345
Comparable store sales	(7.8)%		(2.2	)% (3)	n/a	9.0%	(3.8)%	(1.8)%
Comparable sales including Consumer Direct	(6.1)%		(2.3	)% (3)	n/a	10.4%	(2.3)%	(2.0)%
Gross profit margin	57.0%		51.8%		54.0%	56.8%	57.2%	58.4%
Depreciation and amortization	$46,995		$41,988		$2,673	$26,780	$24,788	$21,850
Capital expenditures	19,983		28,178		733	24,888	39,180	28,908
EBITDA	(293,672	) (1)	137,954		1,437	175,600	159,615	161,584
Cash Flow Data:
Net cash flows from operating activities	$88,641		$73,224		$(10,067)	$144,045	$106,543	$122,061
Net cash flows from investing activities	(18,747)		(1,457,960)		(2,250)	(50,399)	(39,656)	(39,753)
Net cash flows from financing activities	55,390		1,375,540		4,317	(83,870)	(90,491)	(85,875)

(1)	We completed our annual impairment testing of goodwill and indefinite-lived intangible assets as of November 1, 2008. As a result of the annual impairment testing, we recorded an impairment charges of $462.6 million related to our goodwill and indefinite lived intangible assets during the fourth quarter of 2008.
(2)	We recorded restructuring charges of $13.9 million for the 53 weeks ended January 3, 2009. Our restructuring plans involve the closing of the our Illuminations retail stores, moving the Illuminations corporate headquarters from Petaluma, California to our South Deerfield, Massachusetts headquarters, the discontinuance of the related Illuminations consumer direct business and the write-off of the Illuminations tradename. In addition to the Illuminations related items, the restructuring plans include the closing of one underperforming Yankee Candle retail store, and limited reductions in our corporate and administrative workforce.
(3)	For the 52 weeks ended December 29, 2007.

Other Data – EBITDA

Management presents EBITDA, which is a non-GAAP liquidity measure, because we believe that it is a useful tool for us and our investors to measure our ability to meet debt service, capital expenditure and working capital requirements. EBITDA, as presented, may not be comparable to similarly titled measures reported by other companies since not all companies necessarily calculate EBITDA in an identical manner and therefore is not necessarily an accurate means of comparison between companies. EBITDA is not intended to represent cash flows for the period or funds available for management’s discretionary use nor has it been represented as an alternative to operating income as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. In order to compensate for differences in the calculation of EBITDA across companies, EBITDA should be evaluated in conjunction with GAAP measures such as operating income, net income, cash flow from operations and other measures of equal importance. In addition, the Company’s debt covenants in the credit agreement relating to our Credit Facility contain ratios based on an EBITDA measure as defined in Note 11, “Long-term Debt,” to the consolidated financial statements. EBITDA as presented below differs from the definition used in our Credit Facility, as further described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources.

A reconciliation of EBITDA to cash flows provided by (used in) operations is as follows:

	Successor		Predecessor
	Fifty-three Weeks Ended January 3, 2009	Period February 6, 2007 to December 29, 2007	Period December 31, 2006 to February 5, 2007	Fifty-two Weeks Ended December 30, 2006	Fifty-two Weeks Ended December 31, 2005	Fifty-two Weeks Ended January 1, 2005
EBITDA	$(293,672)	$137,954	$1,437	$175,600	$159,615	$161,584
Benefit from (provision for) income taxes	21,757	(3,112)	340	(49,549)	(49,933)	(53,987)
Interest expense, net	(94,918)	(92,400)	(985)	(15,328)	(7,227)	(4,139)
Amortization of deferred financing costs	4,504	4,071	51	572	434	1,081
Equity-based compensation expense	892	670	8,638	5,772	3,418	1,561
Non-cash charge related to increased inventory carrying value	—	40,472	—	—	—	—
Deferred taxes	(19,059)	(14,132)	(3,905)	7,549	7,864	14,901
Non-cash restructuring charges	12,050	—	—	—	—	—
Goodwill and intangible asset impairments	462,616	—	—	—	—	—
Other non-cash items	(1,964)	299	(4,361)	(1,269)	2,133	354
Net changes in assets and liabilities	(3,565)	(598)	(11,282)	20,698	(9,761)	706

Cash flows from operating activities	$88,641	$73,224	$(10,067)	$144,045	$106,543	$122,061

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

VALUATION OF LONG-LIVED ASSETS, INCLUDING INTANGIBLES

Long-lived assets on our consolidated balance sheets consist primarily of property and equipment, customer lists, tradenames and goodwill. An intangible asset with a finite useful life is amortized; an intangible asset with an indefinite useful life is not amortized, but is evaluated annually for impairment. Reaching a determination on useful life requires significant judgments and assumptions regarding the future effects of obsolescence, competition and other economic factors. We have determined that our tradenames have an indefinite useful life and, therefore, are not being amortized. We periodically review the carrying value of all of these assets. We undertake this review when facts and circumstances suggest that cash flows emanating from those assets may be diminished, and at least annually in the case of tradenames and goodwill.

For goodwill, the annual impairment evaluation compares the fair value of a reporting unit to its carrying value and consists of two steps. First, we determine the fair value of each of our reporting units and compare them to the corresponding carrying values. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of the goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with Statement of Financial Accounting Standards (“SFAS”) 141, “Business Combinations”. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

We perform our annual impairment testing at the reporting unit level. We reviewed the provisions of SFAS 142, “Goodwill and Other Intangible Assets,” with respect to the criteria necessary to evaluate the number of reporting units that exist. We also considered the way it manages its operations and the nature of those operations. Based on its review, we identified four reporting units: retail, wholesale, Aroma Naturals and Illuminations.

Fair values of the reporting units are derived through a combination of market-based and income-based approaches, each of which were weighted at 50% for the impairment test performed as of November 1, 2008. The market-based approach estimates fair value by applying multiples of potential earnings, such as EBITDA and revenue, of publicly traded comparable companies. We believe this approach is appropriate because it provides a fair value using multiples from companies with operations and economic characteristics similar to our reporting units. The income-based approach is based on projected future debt-free cash flow that is discounted to present value using factors that consider the timing and risk of the future cash flows. We believe this approach is appropriate because it provides a fair value estimate based upon the reporting units expected long-term operations and cash flow performance. The income-based approach is based on a reporting unit’s future projections of operating results and cash flows. These projections are discounted to present value using a weighted average cost of capital for market participants, who are generally thought to be industry participants. The future projections are based on both past performance and the projections and assumptions used in our current operating plan. Such assumptions are subject to change as a result of changing economic and competitive conditions.

We initiated a restructuring plan during the fourth quarter of 2008 which led us to the determination that our Illuminations reporting unit was fully impaired. Based on the restructuring plans we determined that the Illuminations tradename had no fair value and during the fourth quarter ended January 3, 2009, we recorded an impairment charge of $4.5 million related to the write-off of the Illuminations tradename. We expect to close all of our Illuminations stores by April 30, 2009. There was no goodwill associated with the Illuminations reporting unit.

We completed our annual impairment testing of goodwill and indefinite-lived intangible assets as of November 1, 2008. Based on the first step in our annual assessment we determined that the carrying value of each of our reporting units exceeded their fair value, indicating that our goodwill and intangible assets were impaired. This was primarily driven by a decline in our estimated future discounted cash flows for each reporting unit. The current adverse economic market conditions were the primary driver for the decline in our estimated future discounted cash flows.

In the second step of our impairment analysis we calculated the implied fair value of goodwill for each of our three remaining reporting units: retail, wholesale and Aroma Naturals. The implied fair value of goodwill was calculated similar to how goodwill is calculated in a business combination. We also performed an analysis utilizing discounted future cash flows related to certain of our intangible assets to determine the fair value of each of the respective assets. As a result of these analyses we recorded impairment charges of $375.2 million and $87.4 million related to our goodwill and tradenames, respectively, during the fourth quarter ended January 3, 2009. These impairment charges related to all three of our reporting units: retail, wholesale and Aroma Naturals. Aroma Naturals is reported within our wholesale segment.

The income-based approach is based on future projections of operating results and cash flows. These projections are discounted to present value using a weighted average cost of capital for market participants, who are generally thought to be industry participants. Our future projections of operating results are based on both past performance and the projections and assumptions used in our current operating plan. Changes to our discount rate assumptions or our operating projections as a result of changing economic and competitive conditions and could result in additional impairment charges. Further, if the economic market conditions continue to worsen and our estimated future discounted cash flows decrease further we may incur additional impairment charges. Additional impairment charges related to our goodwill, tradenames or other intangible assets could have a significant impact on our financial position and results of operations.

SALES / RECEIVABLES

We sell our products both directly to retail customers and through wholesale channels. Merchandise sales are recognized upon transfer of ownership, including passage of title to the customer and transfer of the risk of loss related to those goods. In our wholesale segment, products are shipped “free on board” shipping point; however revenue is recognized at the time the product is received by the customer due to our practice of absorbing risk of loss in the event of damaged or lost shipments. In our retail segment, transfer of title takes place at the point of sale (i.e., at our retail stores). There are no situations, either in our wholesale or retail segments, where legal risk of loss does not transfer immediately upon receipt by our customers. Although we do not provide a contractual right of return, in the course of arriving at practical business solutions to various claims, we have allowed sales returns and allowances. In these situations, customer claims for credit or return due to damage, defect, shortage or other reason must be pre-approved by us before credit is issued or such product is accepted for return. Such returns have not precluded sales recognition because we have a long history with such returns, which we use in establishing a reserve. This reserve, however, is subject to change. In our wholesale segment, we have included a reserve in our financial statements representing our estimated obligation related to promotional marketing activities. In addition to returns, we bear credit risk relative to our wholesale customers. We have provided a reserve for bad debts in our financial statements based on our estimates of the creditworthiness of our customers. However, this reserve is also subject to change. Changes in these reserves could affect our operating results.

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

DERIVATIVE INSTRUMENTS

In accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, we designated the interest rate swap derivative arrangements entered into on February 14, 2007 and February 13, 2008 as cash flow hedges and recognize the fair value of the instruments on the accompanying consolidated balance sheets. Gains and losses related to a hedge that result from changes in the fair value of the hedge are either recognized in income immediately to offset the gain or loss on the hedged item, or the effective portion is deferred and reported as a component of other comprehensive income in stockholders’ equity and subsequently recognized in income when the hedged item affects earnings. Since inception there has been no hedge ineffectiveness recorded in earnings. Changes in the hedges effectiveness could adversely impact our future operating results.

In November 2008, we entered into an agreement with a financial institution to hedge a portion of our diesel fuel requirements. This agreement is based on diesel fuel consumed by independent freight carriers delivering our products. These carriers charge us a basic rate per mile that is subject to a fuel surcharge for diesel fuel price increases that they incur. The hedge agreement is designed to reduce our exposure to the volatility of diesel fuel pricing and the resulting fuel surcharges payable by us by setting a fixed price per gallon for the year. This diesel hedge agreement does not qualify for hedge accounting under SFAS 133. Accordingly, we mark the diesel hedge to market every quarter with the changes in fair value recognized in earnings. As of January 3, 2009, we recognized a loss of $0.3 million in other income on the consolidated statement of operations. Changes in the fair value of the diesel hedge could adversely impact our future operating results.

INCOME TAXES

We file income tax returns in the U.S. federal jurisdiction, various states, the United Kingdom and Germany. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on estimates of whether, and to what extent, additional taxes will be due. We adjust these reserves in light of changing facts and circumstances. The provision for income taxes includes the impact of our reserve positions and changes to those reserves when appropriate. We also recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities using expected tax rates in effect in the years in which the differences are expected to reverse.

We have significant deferred tax liabilities recorded on our financial statements, which are attributable to the effect of purchase accounting adjustments recorded as a result of the Merger. We also have a significant deferred tax asset recorded on our financial statements. This asset arose at the time of our recapitalization in 1998 and reflects the tax benefit of future tax deductions for us from the recapitalization. The recoverability of this future tax deduction is dependent upon our future profitability. We have made an assessment that this asset is likely to be recovered and is appropriately reflected on the balance sheet. Should we find that we are not able to utilize this deduction in the future we would have to record a reserve for all or a part of this asset, which would adversely affect our operating results and cash flows.

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

Equity based compensation charges of $0.9 million were recorded in the accompanying consolidated statements of operations for the fifty-three weeks ended January 3, 2009.

For periods February 6, 2007 to December 29, 2007 and December 31, 2006 to February 5, 2007 and the fifty-two weeks ended December 30, 2006 share-based compensation charges of $0.7 million, $8.6 million and $5.8 million, respectively, were recorded in the accompanying consolidated statements of operations. The increase in share-based compensation charges during the period December 31, 2006 to February 5, 2007 was attributable to share–based compensation charges of $8.2 million as a result of the accelerated vesting associated with stock options, restricted and performance shares that resulted from the Merger.

With respect to stock-based awards granted prior to the Merger, the fair value of the stock options granted was estimated on the date of grant using a Black–Scholes option valuation model. The risk–free rate was based on the U.S. Treasury yield curve in effect at the time of grant which most closely correlates with the expected life of the options. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the historical exercise behavior of employees. Expected volatility was based on a combination of implied volatilities from traded options on the Predecessor’s stock, historical volatility of the Predecessor’s stock and other factors. Expected dividend yield was based on the Predecessor’s dividend policy at the time the options were granted.

With respect to the Class B and Class C common units, since we are no longer publicly traded as a result of the Merger, we base our estimate of expected volatility on the median historical volatility of a group of eight comparable public companies. The historical volatilities of the comparable companies were measured over a 5–year historical period. The expected term of the Class B and Class C common units granted represents the period of time that such units are expected to be outstanding and is assumed to be approximately 5 years based on management’s estimates of the time to a liquidity event. We do not expect to pay dividends, and accordingly, the dividend yield is zero. The risk free interest rate reflects a five-year period commensurate with the expected time to a liquidity event and was based on the U.S. Treasury yield curve.

PERFORMANCE MEASURES

We measure the performance of our retail and wholesale segments through a segment margin calculation, which specifically identifies not only gross profit on the sales of products through the two channels but also costs and expenses specifically related to each segment.

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

We have experienced, and will experience in the future, fluctuations in our quarterly operating results. There are numerous factors that can contribute to these fluctuations; however, the principal factors are seasonality, new store openings and store closings and wholesale activity.

Seasonality. We have historically realized higher revenues and operating income in our fourth quarter, particularly in our retail business. This has been primarily due to increased sales in the giftware industry during the holiday season in the fourth quarter.

Retail Store Openings and Closings. The timing of our new store openings and closings may have an impact on our quarterly results. First, we incur certain one-time expenses related to opening each new store. These expenses, which consist primarily of occupancy, salaries, supplies and marketing costs, are expensed as incurred. Second, most store expenses vary proportionately with sales, but there is a fixed cost component. This typically results in lower store profitability when a new store opens because new stores generally have lower sales than mature stores. Due to both of these factors, during periods when new store openings as a percentage of the base are higher, operating profit may decline in dollars and/or as a percentage of sales. As the overall store base matures, the fixed cost component of selling expenses is spread over an increased level of sales, assuming sales increase as stores age, resulting in a decrease in selling and other expenses as a percentage of sales.

Wholesale Account Activity. The timing of new wholesale accounts may have an impact on our quarterly results due to the size of initial opening orders and promotional programs associated with the roll-out of orders. In addition, the loss of wholesale accounts may impact our quarterly results.

OVERVIEW

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

The following table presents our results of operations for the fifty-three weeks ended January 3, 2009, the periods February 6, 2007 to December 29, 2007 (Successor) and December 31, 2006 to February 5, 2007 (Predecessor) and fifty-two weeks ended December 30, 2006 (in millions):

	Successor	Successor	Predecessor	Predecessor
	Fifty-three Weeks Ended January 3, 2009	Period February 6, 2007 to December 29, 2007	Period December 31, 2006 to February 5, 2007	Fifty-two Weeks Ended December 30, 2006
Statements of Operations Data:
Sales	$713.7	$683.6	$53.4	$687.5
Cost of sales	307.2	329.6	24.6	297.3

Gross profit	406.5	354.0	28.8	390.2
Selling expenses	213.2	192.4	16.2	168.2
General and administrative expenses	53.5	62.7	13.8	73.1
Restructuring charges	13.9	—	—	(0.4)
Goodwill and intangible asset impairments	462.6	—	—	—

(Loss) income from operations	(336.7)	98.9	(1.2)	149.3
Net other expense	94.4	91.3	0.9	15.2

(Loss) income before (benefit from) provision for income taxes	(431.1)	7.6	(2.1)	134.1
(Benefit from) provision for income taxes	(21.8)	3.1	(0.3)	49.6

Net (loss) income	$(409.3)	$4.5	$(1.8)	$84.5

In addition, the following table sets forth the various components of our consolidated statements of operations, expressed as a percentage of sales, for the periods indicated that are used in connection with the discussion herein.

	Successor	Successor	Predecessor	Predecessor
	Fifty-three Weeks Ended January 3, 2009	Period February 6, 2007 to December 29, 2007	Period December 31, 2006 to February 5, 2007	Fifty-two Weeks Ended December 30, 2006
Statements of Operations Data:
Sales:
Wholesale	42.5%	44.2%	50.3%	43.4%
Retail	57.5%	55.8%	49.7%	56.6%

Total net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	43.0%	48.2%	46.0%	43.2%

Gross profit	57.0%	51.8%	54.0%	56.8%
Selling expenses	29.9%	28.1%	30.3%	24.5%
General and administrative expenses	7.5%	9.2%	25.9%	10.6%
Restructuring charges	1.9%	—%	—%	—%
Goodwill and intangible asset impairments	64.8%	—%	—%	—%

(Loss) income from operations	(47.1)%	14.5%	(2.2)%	21.7%
Net other expense	13.3%	13.3%	1.8%	2.2%

(Loss) income before (benefit from) provision for income taxes	(60.4)%	1.2%	(4.0)%	19.5%
(Benefit from) provision for income taxes	(3.1)%	0.5%	(0.6)%	7.2%

Net (loss) income	(57.3)%	0.7%	(3.4)%	12.3%

To enhance our analysis of operating results and cash flows, in the discussion that follows, we have presented our sales and gross profit information on a combined basis for the fifty-two weeks ended December 29, 2007. The discussion for sales and gross profit for the combined fifty-two weeks ended December 29, 2007 represents the mathematical addition of the period December 31, 2006 to February 5, 2007 (Predecessor) and the period from February 6, 2007 to December 29, 2007 (Successor). We believe the combined discussion of sales and gross profit provides relevant information for investors. This discussion of our combined sales and gross profit, however is not intended to represent what our sales or gross profit would have been had the Transactions occurred at the beginning of the period.

In the following discussion of sales and gross profit, comparisons are made between the fifty-three week period ended January 3, 2009 (“fiscal 2008 or 2008”) and combined fifty-two week period ended December 29, 2007 (“fiscal 2007 or 2007”) and the fifty-two week period ended December 30, 2006 (“fiscal 2006 or 2006”), notwithstanding the presentation in our consolidated statements of operations for the fifty-two weeks of fiscal 2007 which is comprised of the period from December 31, 2006 to February 5, 2007 (Predecessor) and the period from February 6, 2007 to December 29, 2007 (Successor). We have prepared our discussion of sales and gross profit without regard to the differentiation between the period from December 31, 2006 to February 5, 2007 (Predecessor) and the period from February 6, 2007 to December 29, 2007 (Successor). The following table represents the mathematical addition of sales and gross profit for the period December 31, 2006 to February 5, 2007 (Predecessor) and the period from February 6, 2007 to December 29, 2007 (Successor) (in millions):

	Successor	Predecessor
	Period February 6, 2007 to December 29, 2007	Period December 31, 2006 to February 5, 2007	Non-GAAP Combined Fifty- two Weeks Ended December 29, 2007
Sales	$683.6	$53.4	$737.0
Cost of sales	329.6	24.6	354.2

Gross profit	$354.0	$28.8	$382.8

We do not believe a combined discussion of our results of operations below gross profit would be meaningful and, accordingly for the discussion of our results of operations below gross profit we have prepared the following discussion by comparing fiscal 2008 to the period from February 6, 2007 to December 29, 2007 (Successor) and fiscal 2006. In addition we have provided a separate stand-alone discussion for the period December 31, 2006 to February 5, 2007 (Predecessor).

EXECUTIVE SUMMARY

Widespread national and international concern over instability in the financial markets and the deteriorating state of the economy has increased significantly during the fifty-three weeks ended January 3, 2009 and most notably during the past two quarters with unprecedented market volatility and disruption in the economy of the United States and abroad. Also, the recession has become more pronounced, highlighted by higher unemployment levels, further deterioration in consumer confidence and reduced consumer spending, which have distinguished 2008 from 2007.

The current retail and economic environment continues to be difficult. General consumer spending levels, including employment levels and other economic conditions, greatly impact the retail and wholesale industries. Like other consumer-facing companies, our business continues to be negatively impacted. Declining mall traffic and reduced consumer spending obviously impact both our retail and wholesale businesses. Our operations for the fifty-three weeks ended January 3, 2009 were significantly impacted by the volatility of the economic environment and our available credit under our facility was decreased. The following is a summary of our fifty-three weeks ended January 3, 2009:

•	The fiscal year ended January 3, 2009 consisted of 53 weeks and the fiscal year ended December 29, 2007 consisted of 52 weeks.

•

As a result of the deteriorating economic environment our sales decreased 3.1% to $713.7 million in 2008 from $737.0 million in 2007. While sales declined, we enhanced our business by continuing to introduce innovative new products through our retail and wholesale channels, continuing investments in the modernization of existing stores and the introduction of new stores, and investing in information systems and supply chain operations.

•

Comparable store and catalog and Internet sales for our Yankee Candle stores decreased 6.1% in 2008 compared to 2007. Yankee Candle comparable store sales for 2008 decreased 7.8% compared to 2007. The decrease in comparable store sales was driven by a decrease in mall traffic due to the deteriorating economic environment.

•

We completed our annual impairment testing of goodwill and indefinite-lived intangible assets as of November 1, 2008. As a result of the annual impairment testing, we recorded impairment charges of $375.2 million and $87.4 million related to our goodwill and tradenames, respectively, during the fourth quarter of 2008. This impairment charge was primarily driven by a decline in our estimated future discounted cash flows, which was in turn primarily attributable to the current adverse macroeconomic conditions.

•

We recorded restructuring charges of $13.9 million for the 53 weeks ended January 3, 2009. Our restructuring plans involve the closing of the all of our Illuminations retail stores, moving the Illuminations corporate headquarters from Petaluma, California to our South Deerfield, Massachusetts headquarters, the discontinuance of the related Illuminations consumer direct business and the write-off of the Illuminations tradename.

•	We reported a net loss of $409.3 million in 2008, including the above described impairment charge of $462.6 million, compared to net income of $2.7 million for 2007.

•

As part of the recent disruption in the credit markets, during the third quarter of 2008, Lehman Commercial Paper, Inc. (“LCP”) one of the creditors, who also serves as the Administrative Agent of our Credit Facility, declared bankruptcy. LCP’s share of the Credit Facility was 12% or $15.0 million of the $125.0 million revolving facility. To date, we have not secured substitute financing. If we are unable to secure additional or substitute funding from other parties, the Credit Facility would effectively be reduced from $125.0 million to $110.0 million.

•	In fiscal 2008 we increased our Yankee Candle retail sales base by 34 net stores, ending the year with 463 Yankee Candle retail stores in 43 states.

•	We ended fiscal 2008 with approximately 22,700 wholesale locations, including our European operations.

FIFTY-THREE WEEKS ENDED JANUARY 3, 2009 (“2008”) COMPARED TO THE PERIODS DECEMBER 31, 2006 TO FEBRUARY 5, 2007 AND FEBRUARY 6, 2007 TO DECEMBER 29, 2007 (“2007”)

GENERAL

The fiscal year ended January 3, 2009 consisted of 53 weeks and the fiscal year ended December 29, 2007 consisted of 52 weeks.

SALES

Sales decreased 3.1% to $713.7 million in 2008 from $737.0 million in 2007. The additional 53rd week in 2008 contributed $9.6 million and $4.0 million in retail and wholesale sales, respectively.

Retail Sales

Retail sales increased 0.6% to $410.3 million for 2008 from $407.7 million for 2007.

The increase in retail sales was achieved primarily through (i) the addition of 35 new Yankee Candle retail stores opened in 2008 which increased sales by approximately $14.4 million, (ii) increased sales attributable to stores opened in 2007 that have not entered the comparable store base (which in 2007 were open for less than a full year) of approximately $10.7 million, (iii) increased catalog and Internet sales of approximately $5.2 million and (iv) increased sales in our Yankee Candle Fundraising division of approximately $2.9 million, offset in part by decreased comparable store sales of approximately $26.5 million and a decrease in sales in our Illuminations division of approximately $4.1 million.

Comparable store and catalog and Internet sales for our Yankee Candle stores decreased 6.1% in 2008 compared to 2007. Yankee Candle comparable store sales for 2008 decreased 7.8% compared to 2007. Comparable store sales represent a comparison of sales during the corresponding fiscal periods on stores in our comparable stores sales base. A store first enters our comparable store sales base in the fourteenth fiscal month of operation. The decrease in comparable store sales was driven by a decrease in mall traffic due to the deteriorating economic environment. There were 426 stores included in the Yankee Candle comparable store base as of January 3, 2009 as compared to 401 stores included in the Yankee Candle comparable store base as of December 29, 2007. Illuminations stores are not included in our comparable store base. There were 491 total retail stores (including 28 Illuminations stores) open as of January 3, 2009, compared to 459 total retail stores (including 30 Illuminations stores) open as of December 29, 2007. Permanently closed stores are excluded from the comparable store calculation beginning in the month in which the store closes.

Wholesale Sales

Wholesale sales, including European operations, decreased 7.8% to $303.4 million for 2008 from $329.3 million for 2007.

The decrease in wholesale sales was primarily due to decreased sales to domestic wholesale locations in operation prior to 2007 of approximately $42.2 million, decreases in sales from new product ventures of $1.6 million and decreased sales from our Aroma Naturals subsidiary of approximately $0.2 million, partially offset by increased sales to domestic wholesale locations opened during the last 12 months of approximately $12.7 million and increased sales in our European operations of approximately $5.6 million. The decrease in wholesale sales can be attributed to the deteriorating economic environment.

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

Gross profit increased 6.2% to $406.6 million in 2008 from $382.8 million in 2007. As a percentage of sales, gross profit increased to 57.0% in 2008 from 51.9% in 2007. The effect of purchase accounting adjustments increased gross profit year over year by approximately $40.0 million. The increase in gross profit was primarily related to the step-up of the carrying value of inventory at the acquisition date.

Retail Gross Profit

Retail gross profit dollars increased 8.6% to $266.4 million for 2008 from $245.4 million for 2007. The increase in gross profit dollars was primarily attributed to (i) the impact of price increases initiated on selected products during the first and third quarters of fiscal 2008, which, assuming no elasticity, contributed approximately $22.7 million, (ii) the decreased impact of purchase accounting adjustments in the current year as compared to the prior year of approximately $21.7 million, (iii) increased profitability in our Yankee Candle Fundraising division of approximately $4.0 million and (iv) sales increases in our retail operations, which contributed approximately $3.0 million. These increases in gross profit were partially offset by increased promotional activity of $23.3 million, increased costs in our supply chain operations of $4.0 million and decreased profitability in our Illuminations division of approximately $3.1 million.

As a percentage of sales, retail gross profit increased to 64.9% for 2008 from 60.2% for 2007. The increase in retail gross profit rate was primarily the result of the (i) decreased impact of purchase accounting adjustments of approximately 5.3%, (ii) the impact of price increases initiated on selected products during the first and third quarters of fiscal 2008, which, assuming no elasticity, contributed approximately 2.1% and (iii) increased profitability in our Yankee Candle Fundraising division of approximately 0.5% offset in part by increased marketing and promotional activity of approximately 2.0% and decreased productivity in our supply chain operations of approximately 1.2%.

Wholesale Gross Profit

Wholesale gross profit dollars increased 2.0% to $140.2 million for 2008 from $137.4 million for 2007. The increase in wholesale gross profit dollars was primarily attributable to the decreased impact of purchase accounting adjustments in the current year as compared to the prior year of approximately $18.4 million and the impact of price increases initiated on selected products during the first and third quarters of fiscal 2008, which, assuming no elasticity, contributed approximately $14.4 million, offset in part by (i) sales decreases within our wholesale operations, which contributed approximately $16.9 million, (ii) decreased productivity in our supply chain operations of $9.2 million, (iii) increased marketing and promotional activity of approximately $2.7 million and (iv) decreased profitability of our new product ventures of approximately $1.2 million.

As a percentage of sales, wholesale gross profit increased to 46.2% for 2008 from 41.7% for 2007. The increase in wholesale gross profit rate was primarily the result of the result of the decreased impact of purchase accounting adjustments in the current year as compared to the prior year of approximately 5.6% and the impact of price increases initiated on selected products during the first and third quarters of fiscal 2008 which, assuming no elasticity, contributed approximately 2.7% of the increase, offset in part by decreased productivity in supply chain operations of 3.2%, increased marketing and promotional activity of 0.5% and a decrease in new product ventures, which decreased gross profit by approximately 0.2%.

SELLING EXPENSES

Selling expenses were $213.2 million for the fifty-three weeks ended January 3, 2009 as compared to $192.4 million for the period February 6, 2007 to December 29, 2007. These expenses are related to both wholesale and retail operations and consist of payroll, occupancy, advertising and other operating costs, as well as pre-opening costs, which are expensed as incurred. Customer list amortization of approximately $15.6 million and $14.2 million is included in selling expense for the fifty-three weeks ended January 3, 2009 and the period February 6, 2007 to December 29, 2007, respectively. As a percentage of sales, selling expenses were 29.9% and 28.1% for the fifty-three weeks ended January 3, 2009 and the period February 6, 2007 to December 29, 2007.

Selling expenses for the period December 31, 2006 to February 5, 2007 (Predecessor) were $16.2 million and represented 30.3% of sales.

Retail Selling Expenses

Retail selling expenses were $174.1 million for the fifty-three weeks ended January 3, 2009 as compared to $160.5 million for the period February 6, 2007 to December 29, 2007. Retail selling expenses were $14.4 million for the period December 31, 2006 to February 5, 2007 (Predecessor). These expenses relate to payroll, occupancy, advertising and other store operating costs, as well as pre–opening costs, which are expensed as incurred.

As a percentage of retail sales, retail selling expenses were 42.4%, 42.1% and 54.4% for the fifty-three weeks ended January 3, 2009, the period February 6, 2007 to December 29, 2007 and the period December 31, 2006 to February 5, 2007, respectively.

The decrease in selling expense dollars and rate was primarily due to a decrease in marketing expense driven by a reduction in catalog circulation and promotional mailings.

Wholesale Selling Expenses

Wholesale selling expenses were $39.1 million for the fifty-three weeks ended January 3, 2009 as compared to $31.9 million for the period February 6, 2007 to December 29, 2007. For the period December 31, 2006 to February 5, 2007 (Predecessor) wholesale selling expenses were $1.8 million. These expenses relate to payroll, advertising and other operating costs. As a percentage of wholesale sales, wholesale selling expenses were 12.9%, 10.5% and 6.6% for the fifty-three weeks ended January 3, 2009, the period February 6, 2007 to December 29, 2007 and the period December 31, 2006 to February 5, 2007, respectively.

The increase in wholesale selling expenses in dollars and rate was the result of the impairment of our outstanding pre-petition receivable balance with Linens ‘N Things of approximately $4.5 million, or 1.5% and an increase in amortization of intangible assets due to the acquisition of the Company of $1.2 million, or 0.4%.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist primarily of personnel–related costs including senior management, accounting, information systems, management incentive programs and costs that are not readily allocable to either the retail or wholesale operations. General and administrative expenses were $53.5 million, $62.7 million and $13.8 million for the fifty-three weeks ended January 3, 2009 and the periods February 6, 2007 to December 29, 2007 and December 31, 2006 to February 5, 2007 (Predecessor), respectively. As a percentage of sales, general and administrative expenses were 7.5%, 9.2% and 25.9% for 2007 for the fifty-three weeks ended January 3, 2009 and the periods February 6, 2007 to December 29, 2007 and December 31, 2006 to February 5, 2007, respectively.

The decrease in general and administrative expenses was primarily related to changes in our benefit policies which reduced benefit related costs by approximately $6.7 million, a reduction in our management incentive plan expense of approximately $4.3 million and a reduction in our labor and employment related expenses due to a hiring freeze of approximately $2.5 million. The period December 31, 2006 to February 5, 2007 included equity–based compensation expense of $8.2 million as a result of the accelerated vesting associated with stock options, restricted and performance shares as a result of the Merger.

RESTRUCTURING CHARGES

During the first quarter of fiscal 2008, we initiated a restructuring plan designed to close three underperforming Illuminations stores and move the Illuminations corporate headquarters from Petaluma, California to the Company’s South Deerfield, Massachusetts headquarters. In connection with this restructuring plan, a charge of $1.5 million was recorded during the thirteen weeks ended March 29, 2008. Included in the restructuring charge was $0.6 million related to lease termination costs, $0.5 million related to non-cash fixed assets write-offs and other costs, and $0.4 million in employee related costs. As of March 29, 2008 the three underperforming stores had been closed.

During the fourth quarter of 2008, we initiated a restructuring plan involving the closing of the Company’s remaining 28 Illuminations retail stores and the discontinuance of the related Illuminations consumer direct business, the closing of one underperforming Yankee Candle retail store, and limited reductions in the Company’s corporate and administrative workforce. We expect to close the Illuminations stores by April 30, 2009. In connection with the fourth quarter restructuring plan, a charge of $12.4 million was recorded during the fourteen weeks ended January 3, 2009. Included in the restructuring charge was $0.6 million related to occupancy related costs, primarily consisting of lease termination costs, $7.3 million related to fixed asset write-offs and other costs and the write-off of the Illuminations tradename of $4.5 million. We currently expect the total charge related to the restructuring plan to be approximately $18.0 million to $22.0 million including the $12.4 million recorded in the fourth quarter of 2008. The majority of these additional costs relate to lease termination costs that will be incurred during the first half of 2009. The lease termination related to the Illuminations corporate headquarters in Petaluma, California expires in March 2013. This lease will be paid through March 2013 unless we are able to structure a buyout agreement with the landlord.

The following is a summary of restructuring charge activity for the fifty-three weeks ended January 3, 2009 (in thousands):

	Fifty-Three Weeks Ended January 3, 2009
	Expense	Costs Paid	Non-Cash Charges	Accrued as of January 3, 2009
Occupancy related	$1,233	$349	$(157)	$1,041
Fixed asset impairment and other	7,767	42	7,700	25
Employee related	350	350	—	—
Impairment of Illuminations tradename	4,507	—	4,507	—

Total	$13,857	$741	$12,050	$1,066

GOODWILL AND INTANGIBLE ASSET IMPAIRMENTS

We completed our annual impairment testing of goodwill and indefinite-lived intangible assets as of November 1, 2008. Based on the first step in our annual assessment we determined that the carrying value of each of our reporting units exceeded their fair value, indicating that our goodwill and intangible assets were impaired. This was primarily driven by a decline in our estimated future discounted cash flows for each reporting unit. The current adverse economic market conditions were the primary driver for the decline in our estimated future discounted cash flows. In addition, we initiated a restructuring plan during the fourth quarter of 2008 which led us to the determination that our Illuminations reporting unit was fully impaired. During the fourth quarter of 2008, we recorded a charge related to the write-off the Illuminations tradename in the amount of $4.5 million. There was no goodwill associated with the Illuminations reporting unit.

In the second step of our impairment analysis we calculated the implied fair value of goodwill for each of our three remaining reporting units: retail, wholesale and Aroma Naturals. The implied fair value of goodwill was calculated similar to how goodwill is calculated in a business combination. We also performed an analysis utilizing discounted future cash flows related to certain of our intangible assets to determine the fair value of each of the respective assets. As a result of these analyses we recorded impairment charges of $375.2 million and $87.4 million related to our goodwill and tradenames, respectively, during the fourth quarter ended January 3, 2009. These impairment charges related to all three of our reporting units: retail, wholesale and Aroma Naturals. Aroma Naturals is reported within our wholesale segment.

OTHER EXPENSE, NET

Other expense, net was $94.4 million, $91.2 million and $0.9 million for the fifty-three weeks ended January 3, 2009 and the periods February 6, 2007 to December 29, 2007 and December 31, 2006 to February 5, 2007, respectively. The primary component of other expense, net was interest expense, which was $95.0 million, $92.4 million and $1.0 million for the fifty-three weeks ended January 3, 2009 and the periods February 6, 2007 to December 29, 2007 and December 31, 2006 to February 5, 2007 (Predecessor), respectively.

During the fifty-three weeks ended January 3, 2009, we paid $9.5 million, plus accrued interest of $0.4 million, to repurchase $12.0 million of our senior subordinated notes in the open market. In connection with this early repurchase, we recorded a gain of $2.1 million in other income, net of deferred financing costs written off in the amount of $0.4 million.

PROVISION FOR (BENEFIT FROM) INCOME TAXES

The (benefit from) provision for income taxes for the fifty-three weeks ended January 3, 2009 and the period February 6, 2007 to December 29, 2007 was ($21.8) million and $3.1 million, respectively. The benefit from income taxes for the period December 31, 2006 to February 5, 2007 was $0.3 million. The effective tax rates for the fifty-three weeks ended January 3, 2009, the period February 6, 2007 to December 29, 2007 and the period December 31, 2006 to February 5, 2007 (Predecessor) were 5.0%, 40.7% and 15.7%, respectively. The decrease in the effective tax rate for the fifty-three weeks ended January 3, 2009 is primarily related to the goodwill and tradenames impairment charge causing the permanent tax adjustments to have a greater impact on the effective tax rate.

THE PERIODS DECEMBER 31, 2006 TO FEBRUARY 5, 2007 AND FEBRUARY 6, 2007 TO DECEMBER 29, 2007 COMPARED TO FIFTY-TWO WEEKS ENDED DECEMBER 30, 2006 (“2006”)

GENERAL

The fiscal years ended December 29, 2007 and December 30, 2006 each consisted of 52 weeks.

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

SELLING EXPENSES

Selling expenses were $192.4 million for the period February 6, 2007 to December 29, 2007 as compared to $168.2 million in 2006. These expenses are related to both wholesale and retail operations and consist of payroll, occupancy, advertising and other operating costs, as well as pre-opening costs, which are expensed as incurred. In addition, the effect of purchase accounting adjustments of approximately $14.2 million, primarily related to customer list amortization is included in selling expense for the period February 6, 2007 to December 29, 2007. As a percentage of sales, selling expenses were 28.1% and 24.5% for the period February 6, 2007 to December 29, 2007 and the fifty-two weeks ended December 30, 2006, respectively.

Selling expenses for the period December 31, 2006 to February 5, 2007 (Predecessor) were $16.2 million and represented 30.3% of sales.

Retail Selling Expenses

Retail selling expenses $160.5 million for the period February 6, 2007 to December 29, 2007 as compared to $149.2 million for 2006. Retail selling expenses were $14.4 million for the period December 31, 2006 to February 5, 2007 (Predecessor.) These expenses relate to payroll, occupancy, advertising and other store operating costs, as well as pre–opening costs, which are expensed as incurred. The increase in retail selling expenses in dollars was primarily related to selling expenses incurred in our Illuminations stores of approximately $11.0 million, 27 new Yankee Candle retail stores opened in 2007 and the 28 new Yankee Candle retail stores opened in 2006 which together contributed approximately $8.0 million and the effect of purchase accounting adjustments of approximately $3.3 million.

As a percentage of retail sales, retail selling expenses were 42.1% and 54.4% for the period February 6, 2007 to December 29, 2007 and the period December 31, 2006 to February 5, 2007 (Predecessor), respectively. Retail selling expenses represented 38.4% of retail sales for 2006. The increase in selling expense rate was primarily due to higher selling expense associated with the Illuminations stores of 1.5%, the effect of purchase accounting adjustments of 0.8% and selling expenses of our two most recent store classes of 0.2%. These two store classes are considered immature stores, which are generally stores that are less than three years old. Immature stores typically generate higher selling expenses as a percentage of sales than stores that have been open for more than three years since fixed costs, as a percent of sales, are higher in the early sales maturation period.

Wholesale Selling Expenses

Wholesale selling expenses $31.9 million for the period February 6, 2007 to December 29, 2007 as compared to $19.0 million for 2006. For the period December 31, 2006 to February 5, 2007 (Predecessor) wholesale selling expenses were $1.8 million. These expenses relate to payroll, advertising and other operating costs. As a percentage of wholesale sales, wholesale selling expenses were 10.5% and 6.6% for the period February 6, 2007 to December 29, 2007 and the period December 31, 2006 to February 5, 2007 (Predecessor), respectively. Wholesale selling expenses represented 6.4% of wholesale sales for 2006. The increase in wholesale selling expenses in dollars and rate was primarily the result of the effect of purchase accounting adjustments of $10.9 million or 3.3%.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist primarily of personnel–related costs including senior management, accounting, information systems, management incentive programs and costs that are not readily allocable to either the retail or wholesale operations. General and administrative expenses were $62.7 million and $13.8 million for the periods February 6, 2007 to December 29, 2007 and December 31, 2006 to February 5, 2007 (Predecessor), respectively, as compared to $72.7 million for 2006. As a percentage of sales, general and administrative expenses were 9.2%, 25.9% and 10.6% for the periods February 6, 2007 to December 29, 2007 and December 31, 2006 to February 5, 2007 and 2006, respectively.

The increase in general and administrative expense in dollars was primarily attributable to an increase in stock–based compensation expense of $8.2 million as a result of the accelerated vesting associated with stock options, restricted and performance shares that resulted from the Merger and costs incurred with the Merger of $5.1 million. The increase in general and administrative expense as a percentage of sales for the period December 31, 2006 to February 5, 2007 was primarily due to the increase in equity-based compensation expense as a result of the accelerated vesting associated with stock options, restricted and performance shares as a result of the Merger.

OTHER EXPENSE, NET

Other expense, net was $91.2 million and $0.9 million for the periods February 6, 2007 to December 29, 2007 and December 31, 2006 to February 5, 2007, respectively, as compared to $15.2 million for 2006. The primary component of other expense, net was interest expense of $92.4 million and $1.0 million for the periods February 6, 2007 to December 29, 2007 and December 31, 2006 to February 5, 2007 (Predecessor), respectively. Interest expense for the fifty-two weeks ended December 30, 2006 was $15.3 million.

The increase in interest expense was primarily due to an increase in our average daily debt outstanding during the period primarily due to borrowings associated with the Merger and increased borrowing rates as a result of an increase in bank lending rates associated with the new debt.

PROVISION FOR INCOME TAXES

The provision for income taxes for the period February 6, 2007 to December 29, 2007 was $3.1 million as compared to a provision for income taxes of $49.5 million for 2006. The benefit from income taxes for the period December 31, 2006 to February 5, 2007 (Predecessor) was $0.3 million. The effective tax rates for the period February 6, 2007 to December 29, 2007 and the period December 31, 2006 to February 5, 2007 (Predecessor) were 40.7% and 15.7%, respectively. The effective tax rate for 2006 was 37.0%. The increase in the effective tax rate for the period February 6, 2007 to December 29, 2007 is primarily related to reduced pre-tax income rate for the period February 6, 2007 to December 29, 2007 coupled with a favorable IRS audit settlement in 2006.

LIQUIDITY AND CAPITAL RESOURCES

Senior Notes, Senior Subordinated Notes and Senior Secured Credit Facility

In connection with the Transactions, we significantly increased our level of debt upon entering into the $650.0 million senior secured term loan facility and issuance of the $325.0 million 8.50% senior notes and the $200.0 million 9.75% senior subordinated notes. As of January 3, 2009, we had outstanding debt of $1,183.1 million.

Obligations under the senior notes are guaranteed on an unsecured senior basis and the senior subordinated notes are guaranteed on an unsecured senior subordinated basis, by Parent and the Company’s existing and future domestic subsidiaries. If we cannot make any payment on either or both series of notes, the guarantors must make the payment instead. In the event of certain change in control events specified in the indentures governing the notes, we must offer to repurchase all or a portion of the notes at 101% of the principal amount of the exchange notes on the date of purchase, plus any accrued and unpaid interest to the date of repurchase.

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

During the fifty-three weeks ended January 3, 2009, we paid $9.5 million, plus accrued interest of $0.4 million, to repurchase $12.0 million of the senior subordinated notes in the open market. In connection with this early repurchase, we recorded a gain of $2.1 million, net of deferred financing costs written off in the amount of $0.4 million.

Our senior secured credit facility (the “Credit Facility”) consists of a $650.0 million 7–year senior term loan facility and a 6–year $125.0 million senior secured revolving credit facility. All borrowings under the Credit Facility bear interest at a rate per annum equal to an applicable margin, plus, at the Company’s option, (i) the higher of (x) the prime rate (as set forth on the British Banking Association Telerate Page 5) and (y) the federal funds effective rate, plus one-half percent (0.50%) per annum or (ii) the Eurodollar rate, and resets periodically. In addition to paying interest on outstanding principal under the senior secured credit facility, the Company is required to pay a commitment fee to the lenders in respect of unutilized loan commitments at a rate of 0.50% per annum. The senior secured term loan facility matures on February 6, 2014 and the senior secured revolving credit facility matures on February 6, 2013.

As a result of concerns about the stability of the financial and credit markets and the strength of counterparties during this challenging global macroeconomic environment, many financial institutions have reduced, and in some instances ceased to provide, funding to borrowers. In our case, Lehman Commercial Paper, Inc. (“LCP”), one of the lenders under our $125.0 million Credit Facility, and who also serves as the Administrative Agent thereunder, of the Credit Facility declared bankruptcy in September 2008. LCP’s share of the Credit Facility was 12% or $15.0 million of the total funds available under our Credit Facility. As a result of the bankruptcy, our ability to draw upon that portion of the Credit Facility has been reduced. To date, we have not secured substitute financing. If we are unable to secure additional or substitute funding from other parties, our Credit Facility would be effectively reduced from $125.0 million to $110.0 million. As of January 3, 2009, $70.0 million was outstanding under our Credit Facility of which approximately $8.4 million is payable to LCP, leaving the remaining LCP share of $6.6 million unavailable to us on that date.

In addition to the amounts outstanding under the Credit Facility and amounts unavailable due to the LCP bankruptcy there were outstanding letters of credit of $1.6 million, leaving $46.8 million in availability under the Credit Facility as of January 3, 2009, excluding the $6.6 million applicable to LCP. As of January 3, 2009, we were in compliance with all covenants under the Credit Facility.

We have an interest rate swap agreement to hedge a portion of the cash flows associated with the Credit Facility. The agreement has a total notional value of $415.0 million. The $415.0 million notional value amortizes over the life of the swap. The interest rate swap agreement effectively converts approximately 60% of the outstanding amount under the Credit Facility, which is floating–rate debt, to a fixed–rate by having the Company pay fixed–rate amounts in exchange for the receipt of the amount of the floating–rate interest payments.

In addition, we have a second interest rate swap agreement to hedge an additional portion of the cash flows associated with the Credit Facility. The agreement has a total notional value of $100.0 million. The $100.0 million notional value increases on March 31, 2010 to approximately $397.0 million and then amortizes over the remaining life of the swap. The interest rate swap agreement effectively converts approximately 15% of the outstanding amount under the Credit Facility, which is floating–rate debt, to a fixed–rate by having the Company pay fixed–rate amounts in exchange for the receipt of the amount of the floating–rate interest payments.

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

Subject to certain exceptions, the Credit Facility requires that 100% of the net proceeds from certain asset sales, casualty insurance, condemnations and debt issuances, and 50% (subject to step downs) from excess cash flow, as defined, for each fiscal year must be used to pay down outstanding borrowings. The calculation to determine if the Company has excess cash flow per the Credit Facility is prepared on an annual basis at the end of each fiscal year. As of January 3, 2009, we had excess cash flow, as defined in the Credit Facility, of $37.7 million. This amount is classified as short-term debt on the accompanying consolidated balance sheet and will be used to reduce our outstanding borrowings in 2009.

The Credit Facility contains a financial covenant which requires that we maintain at the end of each fiscal quarter, commencing with the quarter ended January 3, 2009 through the quarter ending October 3, 2009, a consolidated total secured debt (net of cash and cash equivalents not to exceed $30,000) to consolidated EBITDA ratio of no more than 4.00 to 1.00. As of January 3, 2009, the Company’s actual secured leverage ratio was 3.47 to 1.00, as calculated in accordance with the Credit Facility. As of January 3, 2009, total secured debt was approximately $640.1 million (net of $30.0 million in cash). Under the Credit Facility, EBITDA is defined as net income plus, interest, taxes, depreciation and amortization, further adjusted to add back extraordinary, unusual or non-recurring losses, non-cash stock option expense, fees and expenses related to the Transaction, fees and expenses under the Management Agreement with our equity sponsor, restructuring charges or reserves, as well as other non-cash charges, expenses or losses, and further adjusted to subtract extraordinary, unusual or non-recurring gains, other non-cash income or gains, and certain cash contributions to our common equity. Set forth below is a reconciliation of Consolidated Adjusted EBITDA, as calculated under the Credit Facility, to EBITDA and net loss for the fifty-three weeks ended January 3, 2009 (in thousands):

Net loss	$(409,324)
Income tax benefit	(21,757)
Interest expense, net (excluding amortization of deferred financing fees)	90,414
Depreciation and amortization	46,995

EBITDA	(293,672)
Equity-based compensation expense	892
Restructuring charges	13,857
Goodwill and intangible asset impairments	462,616
Fees paid pursuant to management agreement	1,500
Other non-cash income	(714)

Consolidated Adjusted EBITDA under the Credit Facility	$184,479

The Credit Facility also contains certain other limitations on the Company’s and certain of the Company’s restricted subsidiaries’, as defined in the credit agreement related to our Credit Facility, ability to incur additional debt, guarantee other obligations, grant liens on assets, make investments or acquisitions, dispose of assets, make optional payments or modifications of other debt instruments, pay dividends or other payments on capital stock, engage in mergers or consolidations, enter into sale and leaseback transactions, enter into arrangements that restrict the Company’s ability to pay dividends or grant liens and engage in transactions with affiliates.

The Consolidated Adjusted EBITDA ratio is a material component of the Credit Facility. Non-compliance with the maximum Consolidated Adjusted EBITDA ratio could prevent us from borrowing under our Credit Facility and would result in a default under the credit agreement related to our Credit Facility. If there were an event of default under the credit agreement related to our Credit Facility that was not cured or waived, the lenders under our Credit Facility could cause all amounts outstanding under our Credit Facility to be due and payable immediately, which would have a material adverse effect on our financial position and cash flows.

Cash Flows and Funding of our Operations

We maintain cash balances at several financial institutions. At January 3, 2009 accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250. In addition, the FDIC has implemented a transaction account guarantee program through December 31, 2009. Through this program all non-interest bearing accounts at participating institutions are fully guaranteed by the FDIC for the entire amount in the account. Uninsured balances aggregated $16.4 million and $3.3 million at January 3, 2009 and December 29, 2007, respectively.

Cash as of January 3, 2009 of $130.6 million increased by $125.0 million compared to $5.6 million as of December 29, 2007. Cash provided by operating activities was $88.6 million. Cash provided by operating activities includes total payments of $5.7 million of taxes, primarily related to fiscal 2007 and estimated payments for fiscal 2008. Cash provided by operating activities also includes cash paid for interest of $90.2 million.

Net cash used in investing activities was $18.7 million for the fifty-three weeks ended January 3, 2009, which primarily consists of purchases of property and equipment related to new stores. Net cash provided by financing activities was $55.4 million for the year ended January 3, 2009, which includes borrowings under the revolving credit facility of $100.5 million partially offset by the repayment of $45.0 million of debt.

We fund our operations through a combination of internally generated cash from operations and from borrowings under the Credit Facility. Our primary uses of cash are working capital requirements, new store expenditures, new store inventory purchases and debt service requirements. We anticipate that cash generated from operations together with amounts available under the Credit Facility will be sufficient to meet its future working capital requirements, new store expenditures, new store inventory purchases and debt service obligations as they become due over the next twelve months. However, our ability to fund future operating expenses and capital expenditures and our ability to make scheduled payments of interest on, to pay principal on or refinance indebtedness and to satisfy any other present or future debt obligations will depend on future operating performance which will be affected by general economic, financial and other factors beyond our control. In addition, borrowings under our credit facility are dependent upon our continued compliance with the financial and other covenants contained therein.

Due to the seasonality of the business, we do not generate positive cash flow from operations through the first three quarters of our fiscal year. As such, we draw on the Revolver portion of our Credit Facility during these times to fund operations. In the fourth quarter, these borrowings are typically repaid in full using cash generated from operations during the fourth quarter holiday season. We typically reach our peak borrowings of approximately $90.0 million during the latter part of the third quarter. However, due to the extreme disruption in the financial markets during the latter half of 2008 and the volatility of the economic environment as a whole, we strategically held our cash and did not repay our outstanding revolver. We ended 2008 with revolver borrowings of $70.0 million and cash of $130.6 million.

We review and forecast our cash flow on a daily basis for the current year and on a quarterly basis for the upcoming year to ensure we have adequate liquidity to fund our business. We believe that we will, for the foreseeable future, be able to meet our debt service obligations, fund our working capital requirements, fund our capital expenditures and be in compliance with our covenants under our Credit Facility.

Contractual Commitments

In addition to obligations to repay our debt obligations, we lease the majority of our retail stores under operating leases. The following table summarizes our contractual commitments including both our debt and lease obligations:

	Payments due by period (in thousands)
Contractual obligations	Total	2009	2010	2011	2012	2013	Thereafter
Debt obligations	$1,183,125	$37,650	$—	$—	$—	$—	$1,145,475
Operating leases	190,995	35,825	31,811	28,744	23,915	19,782	50,918
Purchase commitments (1)	21,966	21,966	—	—	—	—	—
Estimated interest payments (2)	451,776	82,486	76,570	69,246	67,453	65,640	90,381

Total contractual obligations (3)	$1,847,862	$177,927	$108,381	$97,990	$91,368	$85,422	$1,286,774

(1)	Includes open purchase orders for goods purchased in the ordinary course of our business, whether or not we are able to cancel such purchase orders.
(2)	Estimated interest payments are based on the outstanding debt balance of $ 1,183.1 million at January 3, 2009. The rates used in the calculation of the estimated interest payments were the rates outstanding at January 3, 2009 on the senior secured revolving credit facility, senior secured term loan, senior notes and senior subordinated notes.

Includes estimated payments on interest rate swaps. Estimated payments on interest rate swaps are based on an estimated quarterly net settlement for the difference between the fixed rate and the variable rate based upon the three–month LIBOR rate on the notional amount of the interest rate swaps. The three month LIBOR rate used in the estimated calculation is the rate outstanding at January 3, 2009. These payments when made are part of interest expense in the consolidated statement of operations.

(3)	The table above excludes $2.9 million in uncertain tax positions, as we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. The $2.9 million in uncertain tax positions includes $0.5 million of accrued interest and penalties.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 does not expand or require new fair value measures, however the application of this statement may change current practice. The requirements of SFAS 157 were first effective for our fiscal year beginning December 30, 2007 and interim periods within that fiscal year. However, in February 2008 the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year.

Accordingly, our adoption of this standard on December 30, 2007 is limited to financial assets and liabilities, which primarily impacts the valuation of our derivative contract. The initial adoption of SFAS 157 did not have a material effect on our financial condition, results of operations and cash flows. However, we are still in the process of evaluating this standard with respect to its impact on nonfinancial assets and liabilities and therefore have not yet determined the impact that it will have on our financial statements upon full adoption.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits entities to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements. The Company adopted SFAS 159 on December 30, 2007 and has elected not to apply the fair value option to any of its financial instruments other than those described in Note 8, “Fair Value Measurements” to the accompanying consolidated financial statements.

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

Our market risks relate primarily to changes in interest rates. At January 3, 2009, we had $670.1 million of floating rate debt and $513.0 million of fixed rate debt. For fixed rate debt, interest rate changes affect the fair market value, but do not impact earnings or cash flows. Conversely for floating rate debt, interest rate changes do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. The $670.1 million outstanding under our Credit Facility bears interest at variable rates. All borrowings under the Credit Facility bear interest at a rate per annum equal to an applicable margin, plus, at the Company’s option, (i) the higher of (a) the prime rate (as set forth on the British Banking Association Telerate Page 5) and (b) the federal funds effective rate, plus one-half percent (0.50%) per annum or (ii) the Eurodollar rate, and resets periodically. As of January 3, 2009, the weighted average combined interest rate on the senior secured term loan facility and senior secured revolving credit facility was 3.35%. This Credit Facility is intended to fund operating needs. Because this Credit Facility carries a variable interest rate pegged to market indices, our results of operations and cash flows will be exposed to changes in interest rates. Based on January 3, 2009 borrowing levels, a 1.00% increase or decrease in current market interest rates would have the effect of causing an approximately $6.7 million additional annual pre–tax charge or credit to the statement of operations.

The variable nature of our obligations under the Credit Facility creates interest rate risk. In order to mitigate this risk we have entered into certain interest rate swaps. In February 2007, we entered into an interest rate swap agreement in the notional amount of $415.0 million to hedge floating rate debt for the period between February 14, 2007 and March 30, 2010. The $415.0 million notional value amortizes over the life of the swap. The swap, which is with a highly rated counterparty, is treated as a cash flow hedge for accounting purposes and on which we pay a fixed rate of 5.095% and receive LIBOR from the counterparty. In February 2008, we entered into a second interest rate swap agreement in the notional value of $100.0 million, effective March 31, 2008. The $100.0 million notional value increases on March 31, 2010 to approximately $397.0 million and then amortizes over the remaining life of the swap. The swap, which is with a highly rated counterparty, is treated as a cash flow hedge for accounting purposes and on which we pay a fixed rate of 3.347% and receive LIBOR from the counterparty. See Note 12, “Derivative Financial Instruments” to the accompanying consolidated financial statements for additional information.

In November 2008, we entered into an agreement with a financial institution to hedge a portion of its diesel fuel requirements. This agreement is based on diesel fuel consumed by independent freight carriers delivering our products. These carriers charge us a basic rate per mile that is subject to a fuel surcharge for diesel fuel price increases that they incur. The hedge agreement is designed to reduce the our exposure to the volatility of diesel fuel pricing and the resulting fuel surcharges payable by us by setting a fixed price per gallon for the year. This diesel hedge agreement does not qualify for hedge accounting under SFAS 133. Accordingly, we mark the diesel hedge to market every quarter with the changes in fair value recognized in earnings. As of January 3, 2009, we recognized a loss of $0.3 million in other income on the consolidated statement of operations.

We buy a variety of raw materials for inclusion in our products. The only raw material that is considered to be of a commodity nature is wax. Wax is a petroleum based product. Its market price has not historically fluctuated with the movement of oil prices and has instead generally moved with inflation. However, in the past several years the price of wax has increased at a rate significantly above the rate of inflation. Future increases in wax prices could have an adverse affect on our cost of goods sold and could lower our margins.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Yankee Holding Corp.

South Deerfield, Massachusetts

We have audited the accompanying consolidated balance sheets of Yankee Holding Corp. and subsidiaries (the “Successor Company”) as of January 3, 2009 and December 29, 2007, the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for the fifty three weeks ended January 3, 2009 and for the period from February 6, 2007 to December 29, 2007 and the consolidated statements of operations, stockholders’ (deficit) equity, and cash flows of The Yankee Candle Company, Inc. and subsidiaries (the “Predecessor Company”) for the period from December 31, 2006 to February 5, 2007 and the fifty two weeks ended December 30, 2006. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Successor Company as of January 3, 2009 and December 29, 2007, and the results of their operations and their cash flows for the fifty three weeks ended January 3, 2009, the period February 6, 2007 through December 29, 2007 and the results of operations and cash flows of the Predecessor Company for the period December 31, 2006 through February 5, 2007 and the fifty two weeks ended December 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Yankee Holding Corp. and subsidiaries internal control over financial reporting as of January 3, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 2, 2009 expressed an unqualified opinion on their internal control over financial reporting.

/s/ Deloitte & Touche LLP

Hartford, Connecticut

April 2, 2009

YANKEE HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	January 3, 2009	December 29, 2007
ASSETS
CURRENT ASSETS:
Cash	$130,577	$5,627
Accounts receivable, net	39,153	52,126
Inventory	63,035	69,963
Prepaid expenses and other current assets	10,184	9,344
Deferred tax assets	12,869	18,271

TOTAL CURRENT ASSETS	255,818	155,331

PROPERTY AND EQUIPMENT-NET	138,222	155,911
MARKETABLE SECURITIES	540	259
GOODWILL	643,801	1,019,982
INTANGIBLE ASSETS	308,877	414,242
DEFERRED FINANCING COSTS	24,170	28,654
OTHER ASSETS	1,141	1,418

TOTAL ASSETS	$1,372,569	$1,775,797

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

CURRENT LIABILITIES:
Accounts payable	$22,812	$21,613
Accrued payroll	7,741	17,394
Accrued interest	18,042	17,679
Accrued income taxes	4,931	15,755
Accrued purchases of property and equipment	4,279	2,818
Other accrued liabilities	44,103	35,909
Current portion of long-term debt	37,650	6,500

TOTAL CURRENT LIABILITIES	139,558	117,668

DEFERRED COMPENSATION OBLIGATION	740	410
DEFERRED TAX LIABILITIES	75,905	105,565
LONG-TERM DEBT	1,145,475	1,123,625
DEFERRED RENT	10,810	10,230
OTHER LONG-TERM LIABILITIES	2,902	1,694
COMMITMENTS AND CONTINGENCIES (NOTE 17)
STOCKHOLDERS’ (DEFICIT) EQUITY:
Common stock: $.01 par value; 500,000 issued and 499,550 outstanding at January 3, 2009 and 500,000 issued and 499,660 outstanding at December 29, 2007	418,107	418,083
Treasury stock: at cost, 450 shares at January 3, 2009 and 340 shares at December 29, 2007	(423)	(294)
Additional paid-in capital	1,562	670
(Accumulated deficit) retained earnings	(404,797)	4,527
Accumulated other comprehensive loss	(17,270)	(6,381)

Total stockholders’ (deficit) equity	(2,821)	416,605

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$1,372,569	$1,775,797

See notes to consolidated financial statements

YANKEE HOLDING CORP. AND SUBSIDIARIES (AND PREDECESSOR)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Successor		Predecessor
	Fifty-three Weeks Ended January 3, 2009	Period February 6, 2007 to December 29, 2007	Period December 31, 2006 to February 5, 2007	Fifty-two Weeks Ended December 30, 2006
SALES	$713,742	$683,573	$53,382	$687,557
COST OF SALES	307,175	329,571	24,553	297,338

GROSS PROFIT	406,567	354,002	28,829	390,219

OPERATING EXPENSES:
Selling expenses	213,241	192,398	16,201	168,194
General and administrative expenses	53,485	62,717	13,828	73,135
Restructuring charges	13,857	—	—	(397)
Goodwill and intangible asset impairments	462,616	—	—	—

Total operating expenses	743,199	255,115	30,029	240,932

(LOSS) INCOME FROM OPERATIONS	(336,632)	98,887	(1,200)	149,287

OTHER (INCOME) EXPENSE:
Interest income	(38)	(43)	(1)	(30)
Interest expense	94,956	92,443	986	15,358
Gain on extinguishment of debt	(2,131)	—	—	—
Other expense (income)	1,662	(1,152)	(15)	(105)

Total other expense	94,449	91,248	970	15,223

(LOSS) INCOME BEFORE (BENEFIT FROM) PROVISION FOR INCOME TAXES	(431,081)	7,639	(2,170)	134,064

(BENEFIT FROM) PROVISION FOR INCOME TAXES	(21,757)	3,112	(340)	49,549

NET (LOSS) INCOME	$(409,324)	$4,527	$(1,830)	$84,515

See notes to consolidated financial statements

YANKEE HOLDING CORP. AND SUBSIDIARIES (AND PREDECESSOR)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(in thousands, except treasury shares)

	Common Stock		Additional Paid in Capital	Treasury Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
(Predecessor)
BALANCE, DECEMBER 31, 2005	40,963	$410	$96,132	—	$—	$(27,536)	$(862)		$68,144
Issuance of common stock and option exercises, including related tax benefits of $1,808	320	3	7,362	—	—	—	—		7,365
Stock compensation expense	—	—	5,772	—	—	—	—		5,772
Payments for the redemption of common stock	(1,437)	(14)	(3,548)	—	—	(38,415)	—		(41,977)
Payments for dividends	—	—	—	—	—	(10,097)	—		(10,097)
Comprehensive income:
Net income	—	—	—	—	—	84,515	—	$84,515	84,515
Foreign currency translation	—	—	—	—	—	—	1,843	1,843	1,843

Comprehensive income								$86,358

BALANCE, DECEMBER 30, 2006	39,846	399	105,718	—	—	8,467	981		115,565
Tax benefit from exercise of stock options	—	—	3,818	—	—	—	—		3,818
Stock compensation expense	—	—	8,638	—	—	—	—		8,638
Cumulative effect of adoption of FIN 48	—	—	—	—	—	(224)	—		(224)
Comprehensive loss:
Net loss	—	—	—	—	—	(1,830)	—	$(1,830)	(1,830)
Foreign currency translation	—	—	—	—	—	—	58	58	58

Comprehensive loss								$(1,772)

BALANCE, FEBRUARY 5, 2007	39,846	399	118,174	—	—	6,413	1,039		126,025
(Successor)
Issuance of common stock, net of $15,000 of issuance costs	1	418,083	—	—	—	—	—		418,083
Stock split	499	—	—	—	—	—	—		—
Repurchase of common stock	—	—	—	340	(294)	—	—		(294)
Stock compensation expense	—	—	670	—	—	—	—		670
Comprehensive loss:
Net income	—	—	—	—	—	4,527	—	$4,527	4,527
Foreign currency translation	—	—	—	—	—	—	(651)	(651)	(651)
Unrealized loss on interest rate swap, net of tax	—	—	—	—	—	—	(5,730)	(5,730)	(5,730)

Comprehensive loss								$(1,854)

BALANCE, DECEMBER 29, 2007	500	418,083	670	340	(294)	4,527	(6,381)		416,605
Issuance of common stock	—	24	—	—	—	—	—		24
Repurchase of common stock	—	—	—	110	(129)	—	—		(129)
Stock compensation expense	—	—	892	—	—	—	—		892
Comprehensive loss:
Net loss	—	—	—	—	—	(409,324)	—	$(409,324)	(409,324)
Foreign currency translation	—	—	—	—	—	—	(3,887)	(3,887)	(3,887)
Unrealized loss on interest rate swaps, net of tax	—	—	—	—	—	—	(7,002)	(7,002)	(7,002)

Comprehensive loss								$(420,213)

BALANCE, JANUARY 3, 2009	500	$418,107	$1,562	450	$(423)	$(404,797)	$(17,270)		$(2,821)

See notes to consolidated financial statements

YANKEE HOLDING CORP. AND SUBSIDIARIES (AND PREDECESSOR)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Successor		Predecessor
	Fifty-three Weeks Ended January 3, 2009	Period February 6, 2007 to December 29, 2007	Period December 31, 2006 to February 5, 2007	Fifty-two Weeks Ended December 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(409,324)	$4,527	$(1,830)	$84,515
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on extinguishment of debt	(2,131)	—	—	—
Depreciation and amortization	46,995	41,988	2,673	26,780
Unrealized loss (gain) on marketable securities	235	238	(31)	13
Share-based compensation expense	892	670	8,638	5,772
Deferred taxes	(19,056)	(14,132)	(3,905)	7,549
Non-cash charge related to increased inventory carrying value	—	40,472	—	—
Loss on disposal and impairment of property and equipment	448	640	14	450
Restructuring charges	12,050	—	—	—
Goodwill and intangible asset impairments	462,616	—	—	—
Investments in marketable securities	(516)	(581)	(27)	(772)
Excess tax benefit from exercise of stock options	—	—	(4,317)	(960)
Changes in assets and liabilities
Accounts receivable, net	10,333	(18,389)	179	9,551
Inventory	4,161	(2,958)	(2,739)	(1,973)
Prepaid expenses and other assets	(67)	(1,428)	336	617
Accounts payable	1,516	2,306	(4,443)	4,363
Income taxes payable	(9,401)	(9,456)	3,642	6,620
Accrued expenses and other liabilities	(10,110)	29,327	(8,257)	1,520

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	88,641	73,224	(10,067)	144,045

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(18,522)	(28,484)	(2,250)	(26,822)
Acquisition of the Company	—	(1,429,476)	—	—
Payment of contingent consideration related to business acquisitions	(225)	—	—	(1,333)
Cash paid for business acquisitions	—	—	—	(22,244)

NET CASH USED IN INVESTING ACTIVITIES	(18,747)	(1,457,960)	(2,250)	(50,399)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for redemption of common stock	—	—	—	(41,977)
Net proceeds from issuance of common stock	24	418,083	—	5,557
Dividends paid	—	—	—	(10,097)
Repurchase of common stock	(129)	(294)	—	—
Deferred financing costs	—	(32,374)	—	(313)
Excess tax benefit from exercise of stock options	—	—	4,317	960
Repayments under bank credit agreements	—	—	—	(38,000)
Borrowings under senior secured term loan facility	—	650,000	—	—
Borrowings under senior secured revolving credit facility	100,500	111,000	—	—
Borrowings under senior notes and senior subordinated notes	—	525,000	—	—
Repayment of borrowings	(45,005)	(295,875)	—	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	55,390	1,375,540	4,317	(83,870)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(334)	39	11	342
NET INCREASE (DECREASE) IN CASH	124,950	(9,157)	(7,989)	10,118
CASH, BEGINNING OF PERIOD	5,627	14,784	22,773	12,655

CASH, END OF PERIOD	$130,577	$5,627	$14,784	$22,773

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$90,229	$71,326	$903	$14,865

Income taxes	$5,735	$27,013	$(77)	$34,404

Net (increase) decrease in accrued purchases of property and equipment	$(1,461)	$337	$1,520	$1,948

See notes to consolidated financial statements

YANKEE HOLDING CORP. AND SUBSIDIARIES (AND PREDECESSOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE FIFTY-THREE WEEKS ENDED JANUARY 3, 2009,

THE PERIODS DECEMBER 31, 2006 TO FEBRUARY 5, 2007 AND FEBRUARY 6, 2007 TO DECEMBER 29, 2007,

AND THE FIFTY-TWO WEEKS ENDED DECEMBER 30, 2006

(in thousands, except share data)

1. NATURE OF BUSINESS

Yankee Holding Corp. and subsidiaries (“Yankee Candle” or “the Company”) is a leading designer, manufacturer and branded marketer of premium scented candles in the giftware industry. The strong brand equity of the Yankee Candle brand, coupled with its vertically integrated multi-channel business model, have enabled the Company to be a market leader in the premium scented candle market for many years. The Company designs, develops, manufactures, and distributes the majority of the products it sells which allows the Company to offer distinctive, trend-appropriate products for every season, every customer, and every room in your home. The Company has a 39-year history of offering its distinctive products and marketing them as affordable luxuries for everyone on your list. The Company offers a broad assortment of highly scented candles, innovative home fragrance products, and candle related home décor accessories in a variety of compelling fragrances, colors, styles, and price points.

The Company sells its products through several channels including wholesale customers who operate approximately 19,700 locations in North America, 463 Company-owned and operated Yankee Candle retail stores in 43 states as of January 3, 2009, direct mail catalogs, its Internet web sites (www.yankeecandle.com, www.illuminations.com and www.aromanaturals.com), and our subsidiary Yankee Candle Company (Europe) LTD, which has an international wholesale customer network of approximately 3,000 locations and distributors covering 23 countries.

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

This report contains the audited consolidated financial statements of the Successor as of and for the year ended January 3, 2009 and as of December 29, 2007 and for the period February 6, 2007 to December 29, 2007. The accompanying audited consolidated financial statements for the period December 31, 2006 to February 5, 2007 and the year ended December 30, 2006 are those of the Predecessor.

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

Unless the context specifies otherwise, “we,” “us,” “our,” or the “Company” refer to the Successor and its subsidiaries and for the periods prior to February 5, 2007, the Predecessor and its subsidiaries. The Successor is a Delaware corporation formed in connection with the Merger. The Predecessor was a Massachusetts corporation formed in 1976.

The fiscal year is the fifty-two or fifty-three weeks ending the Saturday closest to December 31. Fiscal 2008 consists of the fifty-three weeks ended January 3, 2009. Fiscal 2007 consists of the periods December 31, 2006 to February 5, 2007 (Predecessor) and February 6, 2007 to December 29, 2007 (Successor). The fifty-two weeks ended December 30, 2006 (Predecessor) is referred to as fiscal 2006.

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

The Company sells gift cards to customers in both Yankee Candle and other third party retail stores and through catalog and Internet operations. The gift cards do not have an expiration date. At the point of sale of a gift card, the Company records deferred revenue. The Company recognizes income from gift cards when the gift card is redeemed by the customer. Gift card breakage income is recorded based on the Company’s historical redemption pattern (which is subject to change if or when actual patterns of redemptions change). Based on historical information, the Company determined that redemptions decreased to a de minimis amount 36 months after issuance and that approximately 8% of the gift card’s value will never be redeemed. Gift card breakage income is recorded monthly in proportion to the actual redemption of gift cards in that month based on the Company’s historical redemption pattern. Gift card breakage income is included in sales in the consolidated statements of operations.

CASH AND CASH EQUIVALENTS – The Company considers all short-term investments with maturities of three months or less at the date of purchase to be cash equivalents. The Company had no cash equivalents as of January 3, 2009 and December 29, 2007. The Company’s cash includes interest-bearing and non-interest bearing accounts. The Company maintains cash balances at several financial institutions. At January 3, 2009 accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) through its transaction account guarantee program. Through this program all non-interest bearing accounts at participating institutions are fully guaranteed by the FDIC for the entire amount in the account. The transaction account guarantee program runs through December 31, 2009. Uninsured balances aggregated $16,437 and $3,336 at January 3, 2009 and December 29, 2007, respectively.

INVENTORIES – The Predecessor valued its inventories on the last–in first–out (“LIFO”) basis. The Successor values its inventories using the first–in first–out (“FIFO”) basis. Inventory quantities on hand are regularly reviewed, and where necessary provisions for excess and obsolete inventory are recorded based primarily on the Company’s forecast of product demand and production requirements.

PROPERTY AND EQUIPMENT – Property and equipment are stated at cost and are depreciated on the straight-line method based on the estimated useful lives of the various assets. The estimated useful lives are as follows:

Years
Buildings and improvements	5 - 40
Computer equipment	2 - 6
Furniture and fixtures	5 - 10
Equipment	2 - 10
Vehicles	3 - 5

Leasehold improvements are amortized using the straight-line method over the lesser of the estimated life of the improvement or the remaining life of the lease. Expenditures for normal maintenance and repairs are charged to expense as incurred.

MARKETABLE SECURITIES – The Company classifies the marketable securities held in its deferred compensation plan as trading securities under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” In accordance with the provisions of this statement, the investment balance is stated at fair market value, based on third party market quotes. Unrealized gains and losses are reflected in earnings; realized gains and losses are also reflected in earnings and are computed using the specific-identification method. The assets held in the deferred compensation plan reflect amounts due to employees, but are available for general creditors of the Company in the event the Company becomes insolvent. The Company has recorded the investment balance as a non-current asset and a long-term liability entitled “deferred compensation obligation” on the consolidated balance sheets.

The marketable securities held in this plan consist of investments in mutual funds at January 3, 2009 and December 29, 2007. Unrealized (losses) gains included in operations during the fifty-three weeks ended January 3, 2009 and the periods February 6, 2007 to December 29, 2007 and December 31, 2006 to February 5, 2007 were $(235), $(238) and $31, respectively. Unrealized losses included in operations during the fifty-two weeks ended December 30, 2006 were $(13). Realized (losses) gains recorded during the fifty-three weeks ended January 3, 2009 and the period February 6, 2007 to December 29, 2007 were $(3) and $275, respectively. Realized gains of $108 were recorded during the fifty-two weeks ended December 30, 2006. There were no realized gains (losses) recognized for the period December 31, 2006 to February 5, 2007.

GOODWILL AND INTANGIBLE ASSETS – The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS 142, goodwill and certain intangible assets with indefinite lives are not amortized but are subject to an annual impairment test. For goodwill, the annual impairment evaluation compares the fair value of each of the Company’s reporting units to their respective carrying value. The Company completed its annual impairment testing of goodwill and indefinite-lived intangible assets as of November 1, 2008. As a result of its annual impairment analysis the Company recorded impairment charges of $375,216 and $87,400 related to its goodwill and tradenames, respectively. At January 3, 2009 and December 29, 2007 goodwill totaled $643,801 and $1,019,982, respectively. We initiated a restructuring plan during the fourth quarter of 2008 which led us to the determination that our Illuminations reporting unit was fully impaired. Based on the restructuring plans we determined that the Illuminations tradename had no fair value and during the fourth quarter ended January 3, 2009, we recorded an impairment charge of $4,507 related to the write-off of the Illuminations tradename.

Intangible assets totaled $308,877 and $414,242 at January 3, 2009 and December 29, 2007, respectively. See Note 9, “Goodwill and Intangible Assets,” to the consolidated financial statements for further details regarding the annual impairment test.

IMPAIRMENT OF OTHER LONG-LIVED ASSETS – The Company reviews the recoverability of its other long-lived assets (property and equipment and customer lists) when events or changes in circumstances occur that indicate that the carrying value of the assets may not be recoverable. This review is based on the Company’s ability to recover the carrying value of the assets from expected undiscounted future cash flows. If an impairment is indicated, the Company measures the loss based on the fair value of the asset using various valuation techniques. If an impairment loss exists, the amount of the loss will be recorded in the consolidated statements of operations. In fiscal 2008 the Company recorded $7,700 in fixed asset and other impairments related to the restructuring discussed in Note 16, “Restructuring Charges,” to the consolidated financial statements.

RESTRUCTURING CHARGES – The Company accounts for its restructuring plans in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Under SFAS 146 a liability for costs associated with an exit or disposal activity is recognized and measured at fair value when the liability is incurred. For the fifty-three weeks ended January 3, 2009, the Company recorded a restructuring charge of $13,857. For additional information on the 2008 restructuring plans see Note 16, “Restructuring Charges,” to the consolidated financial statements.

ADVERTISING – The Company expenses advertising costs as they are incurred. Advertising expense was $15,382, $18,100 and $1,056 for the fifty-three weeks ended January 3, 2009 and the periods February 6, 2007 to December 29, 2007 and December 31, 2006 to February 5, 2007, respectively. For the fifty-two weeks ended December 30, 2006 advertising expense was $15,189.

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

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, or FIN 48, effective December 31, 2006. FIN 48 clarifies whether or not to recognize assets or liabilities for tax positions taken that may be challenged by a taxing authority. As a result of the implementation of FIN 48, the Company recognized a $224 increase in the liability for unrecognized tax benefits, which was accounted for as a decrease to retained earnings. As of January 3, 2009, the Company had $2,902 of unrecognized tax benefits, of which $462 would reduce income tax expense if recognized.

FAIR VALUE OF FINANCIAL INSTRUMENTS – In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157). SFAS 157

defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 does not expand or require new fair value measures, however the application of this statement may change current practice. The requirements of SFAS 157 were effective for our fiscal year beginning December 30, 2007 and interim periods within that fiscal year. In February 2008 the FASB deferred the application of this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year. Accordingly, our adoption of this standard on December 30, 2007 was limited to financial assets and liabilities, which primarily impacted the valuation of our derivative contracts. See Note 8, “Fair Value Measurements,” to the consolidated financial statements for additional information.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 does not expand or require new fair value measures, however the application of this statement may change current practice. The requirements of SFAS 157 were first effective for our fiscal year beginning December 30, 2007 and interim periods within that fiscal year. In February 2008, the FASB deferred the application of this statement to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year.

Accordingly, our adoption of this standard on December 30, 2007 is limited to financial assets and liabilities, which primarily impacts the valuation of our derivative contract. The initial adoption of SFAS 157 did not have a material effect on our financial condition, results of operations and cash flows. However, we are still in the process of evaluating this standard with respect to its impact on nonfinancial assets and liabilities and therefore have not yet determined the impact that it will have on our financial statements upon full adoption.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits entities to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements. The Company adopted SFAS 159 on December 30, 2007 and has elected not to apply the fair value option to any of its financial instruments other than those described in Note 8, “Fair Value Measurements” to the accompanying consolidated financial statements.

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

In May 2008, the FASB issued SFAS No. 162, “Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement will be effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 162 on its financial condition, results of operations and cash flows.

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

As a result of the consummation of the Transactions and the application of purchase accounting as of February 6, 2007, the consolidated financial statements for the periods after February 5, 2007 are presented on a different basis than that for the periods before February 6, 2007 and therefore are not comparable to prior periods.

4. PURCHASE ACCOUNTING

The Transactions have been accounted for as a purchase in accordance with SFAS 141, “Business Combinations,” whereby the purchase price paid to effect the Transactions was allocated to record acquired assets and liabilities at fair value. The Transactions and the allocation of the purchase price have been recorded as of February 6, 2007. The purchase price was $1,429,476.

Management utilized independent third-party appraisers in its valuation of certain tangible and intangible assets acquired and liabilities assumed. However, management assumed full responsibility for the fair value of its tangible and intangible assets acquired and liabilities assumed in the final purchase price allocation. The Company recorded purchase accounting adjustments to increase the carrying value of property and equipment and inventory, to establish intangible assets for tradenames, customer lists and favorable lease commitments and to revalue the Company’s long-term deferred rent obligation, among other items.

The allocation of the purchase price for the acquisition of the Company is based on fair value of net assets acquired. The purchase price was allocated as follows (in thousands):

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

As of January 3, 2009, shares outstanding were as follows:

	Class A Common Units	Class B Common Units	Class C Common Units
Outstanding at December 29, 2007	4,271,715	403,185	475
Granted	222	—	40,873
Forfeited	—	(3,328)	—
Repurchased	—	(4,737)	—

Outstanding at January 3, 2009	4,271,937	395,120	41,348

Vested at January 3, 2009	4,271,937	150,916	7,790

A summary of the Company’s nonvested shares as of January 3, 2009, and the activity for the fifty-three weeks ended January 3, 2009 is presented below:

	Class B Common Units	Weighted Average Calculated Value	Class C Common Units	Weighted Average Calculated Value
Nonvested at December 29, 2007	327,837	$9.39	428	$18.55
Granted	—	—	40,873	$13.72
Forfeited	(3,328)	$9.39	—	—
Vested	(80,305)	$9.39	(7,743)	$13.76

Nonvested at January 3, 2009	244,204	$9.39	33,558	$13.77

The total estimated fair value of equity awards vested during the fifty-three weeks ended January 3, 2009 was $861. The total estimated fair value of equity awards vested during the period from February 6, 2007 to December 29, 2007 was approximately $784. Equity-based compensation expense for the fifty-three weeks ended January 3, 2009 and the period from February 6, 2007 to December 29, 2007 was $892 and $670, respectively.

As of January 3, 2009, there was approximately $2,762 of total unrecognized compensation cost related to Class B and Class C common unit equity awards and there is no unrecognized expense related to the Class A common unit equity awards. This cost is expected to be recognized over the remaining vesting period, of approximately 52 months (January 2009 to April 2013).

Presented below is a summary of assumptions for the indicated period. There were 12,086 class B grants, 475 class C grants and no Class A grants for the period from February 6, 2007 to December 29, 2007 by the Successor. There were no grants made for the period from December 31, 2006 to February 5, 2007 by the Predecessor.

Assumptions	Fifty-Three Weeks Ended January 3, 2009 Option Pricing Method Black-Scholes	Period February 6, 2007 to December 29, 2007 Option Pricing Method Black-Scholes
Weighted average calculated value of awards granted	$13.72	$10.40
Weighted average volatility	29.1%	30.0%
Weighted average expected term (in years)	3.9	5.0
Dividend yield	—	—
Weighted average risk-free interest rate	2.2%	4.7%
Weighted average expected annual forfeitures	—	—

With respect to the Class B and Class C common units, since the Company is no longer publicly traded, the Company based its estimate of expected volatility on the median historical volatility of a group of eight comparable public companies. The historical volatilities of the comparable companies were measured over a 5-year historical period. The expected term of the Class B and Class C common units granted represents the period of time that the units are expected to be outstanding and is assumed to be approximately 5 years based on management’s estimate of the time to a liquidity event. The Company does not expect to pay dividends, and accordingly, the dividend yield is zero. The risk free interest rate reflects a five-year period commensurate with the expected time to a liquidity event and was based on the U.S. Treasury yield curve.

6. INVENTORIES

The Predecessor valued its inventories on the last–in first–out (“LIFO”) basis. The Successor has elected to value its inventories using the first–in first–out (“FIFO”) basis. As a result of the Merger, purchase accounting adjustments of approximately $43,452 were recorded to increase inventories to estimated fair value. During the period February 6, 2007 to December 29, 2007 approximately $40,472 of the increase has been recorded as a cost of sale in the consolidated statement of operations as the related inventory was sold. The remainder of the purchase accounting adjustment was due to a change in the basis of accounting from LIFO to FIFO.

The components of inventory were as follows:

	January 3, 2009	December 29, 2007
Finished goods	$54,939	$62,723
Work-in-process	212	559
Raw materials and packaging	7,884	6,681

	$63,035	$69,963

7. PROPERTY AND EQUIPMENT

The components of property and equipment were as follows:

	January 3, 2009	December 29, 2007
Land and improvements	$8,020	$7,918
Buildings and improvements	95,506	95,708
Computer equipment	24,628	21,827
Furniture and fixtures	32,154	30,245
Equipment	21,899	20,999
Vehicles	49	53
Construction in progress	6,731	4,847

Total	188,987	181,597
Less: accumulated depreciation and amortization	(50,765)	(25,686)

	$138,222	$155,911

Depreciation and amortization expense related to property and equipment was $29,309 for the fifty-three weeks ended January 3, 2009. For the periods December 31, 2006 to February 5, 2007 and February 6, 2007 to December 29, 2007 and for the fifty-two weeks ended December 30, 2006 $2,504, $26,020, and $24,984, respectively, was recognized in depreciation and amortization expense related to property and equipment. For the fifty-three weeks ended January 3, 2009 and for the periods December 31, 2006 to February 5, 2007 and February 6, 2007 to December 29, 2007, $161, $15 and $215, respectively, of interest was capitalized. In addition, $128 of interest was capitalized in the fifty-two weeks ended December 30, 2006.

8. FAIR VALUE MEASUREMENTS

On December 30, 2007 the Company adopted certain provisions of SFAS No. 157 “Fair Value Measurements” (SFAS 157), as described in Note 2, “Summary of Significant Accounting Policies, Recent Accounting Pronouncements.” The adoption of SFAS 157 did not have a material effect on the Company’s financial statements. SFAS 157 defines fair value, provides a consistent framework for measuring fair value under GAAP and expands fair value financial statement disclosure requirements. SFAS 157’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect market assumptions. SFAS 157 classifies these inputs into the following hierarchy:

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of January 3, 2009.

	Fair Value Measurements on a Recurring Basis as of January 3, 2009
	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$540	$—	$—	$540

Total Assets	$540	$—	$—	$540

Liabilities
Interest rate swaps	$—	$20,914	$—	$20,914
Diesel hedge contract	—	346	—	346

Total Liabilities	$—	$21,260	$—	$21,260

The Company holds marketable securities in its deferred compensation plan. The marketable securities consist of investments in mutual funds and are recorded at fair value based on third party quotes. The Company uses an income approach to value the asset and liability for its outstanding interest rate swaps using a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contract using current market information as of the reporting date such as the three month LIBOR curve and the creditworthiness of the Company and its counterparties. The fair value of the diesel hedge contract is based on home heating oil future prices for the duration of the contract.

Financial Instruments Not Measured at Fair Value

The Company’s long-term debt is recorded at historical amounts. The Company estimates the fair value of its long-term debt based on current quoted market prices. At January 3, 2009, the carrying value of the Company’s senior notes, senior subordinated and senior secured term loan was approximately $555 higher than its fair value of $558. At January 3, 2009, the Company can not approximate the fair value of its senior secured revolving credit facility because there was no recent trade history available. At December 29, 2007, the carrying value of the Company’s senior notes and senior subordinated notes was approximately $45 higher than its fair value of $480. At December 29, 2007, the fair value of the variable rate senior secured term loan facility and senior secured revolving credit facility approximated their carrying values.

9. GOODWILL AND INTANGIBLE ASSETS

The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. The Company has determined that its tradenames have an indefinite useful life and, therefore, are not being amortized. Under SFAS 142, goodwill and indefinite lived intangible assets are not amortized but are subject to an annual impairment test.

The Company has four reporting units: retail, wholesale, Aroma Naturals and Illuminations and two reportable segments: retail and wholesale. The retail and Illuminations reporting units are part of the retail segment and the wholesale and Aroma Naturals reporting units are part of the wholesale segment. The Company performs its annual impairment testing at the reporting unit level. Fair values of the reporting units are derived through a combination of market-based and income-based approaches, each of which were weighted at 50% for the impairment test performed as of November 1, 2008. The market-based approach estimates fair value by applying multiples of potential earnings, such as EBITDA and revenue, of publicly traded comparable companies. The Company believes this approach is appropriate because it provides a fair value using multiples from companies with operations and economic characteristics similar to our reporting units. The income-based approach is based on projected future debt-free cash flow that is discounted to present value using factors that consider the timing and risk of the future cash flows. The Company believes this approach is appropriate because it provides a fair value estimate based upon the reporting units expected long-term operations and cash flow performance. The income-based approach is based on a reporting unit’s future projections of operating results and cash flows. These projections are discounted to present value using a weighted average cost of capital for market participants, who are generally thought to be industry participants.

The Company initiated a restructuring plan during the fourth quarter of 2008 which led to the determination that the Illuminations reporting unit was fully impaired. Based on the restructuring plans the Company determined that the Illuminations tradename had no fair value and during the fourth quarter ended January 3, 2009, and recorded an impairment charge of $4,507 related to the write-off of the Illuminations tradename. The Company expects to close all of its Illuminations stores by April 30, 2009. There was no goodwill associated with the Illuminations reporting unit.

The Company completed its annual impairment testing of goodwill and indefinite-lived intangible assets as of November 1, 2008. Based on the first step of its annual assessment it was determined that the carrying value of each of the reporting units exceeded its fair value, indicating that goodwill and intangible assets were impaired. This was primarily driven by a decline in the estimated future discounted cash flows for each reporting unit. The current adverse economic market conditions were the primary driver for the decline in the estimated future discounted cash flows.

In the second step of the impairment analysis the Company calculated the implied fair value of goodwill for each of the three remaining reporting units: Retail, Wholesale and Aroma Naturals. The implied fair value of goodwill was calculated similar to how goodwill is calculated in a business combination. In addition, the Company also performed an analysis utilizing discounted future cash flows related to certain of our intangible assets to determine the fair value of each of the respective assets. As a result of these analyses the Company recorded impairment charges of $375,216 and $87,400 related to goodwill and tradenames, respectively during the fourth quarter ended January 3, 2009. These impairment charges related to all three of our reporting units: retail, wholesale and Aroma Naturals. Aroma Naturals is reported within the wholesale segment.

Intangible Assets

At January 3, 2009 and December 29, 2007, the carrying amount and accumulated amortization of intangible assets consisted of the following:

	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
January 3, 2009
Indefinite life:
Tradenames	N/A	$267,955	$—	$267,955

Finite-lived intangible assets:
Customer lists	5	65,218	(25,500)	39,718
Favorable lease agreements	5	2,330	(1,138)	1,192
Other	3	36	(24)	12

Total finite-lived intangible assets		67,584	(26,662)	40,922

Total intangible assets		$335,539	$(26,662)	$308,877

December 29, 2007
Indefinite life:
Tradenames	N/A	$359,862	$—	$359,862

Finite-lived intangible assets:
Customer lists	5	64,700	(12,081)	52,619
Favorable lease agreements	5	2,330	(592)	1,738
Other	3	36	(13)	23

Total finite-lived intangible assets		67,066	(12,686)	54,380

Total intangible assets		$426,928	$(12,686)	$414,242

Total amortization expense from finite-lived intangible assets was $13,976 for the fifty-three weeks ended January 3, 2009. Total amortization expense from finite–lived intangible assets was $12,686 for the period February 6, 2007 to December 29, 2007, $178 for the period December 31, 2006 to February 5, 2007 and $1,531 for the fifty-two weeks ended December 30, 2006. The intangible assets are amortized on a straight line basis. Favorable lease agreements are amortized over the remaining lease term of each respective lease.

Aggregate amortization expense related to intangible assets at January 3, 2009 in each of the next five fiscal years and thereafter is expected to be as follows:

2009	$13,855
2010	12,748
2011	12,603
2012	1,457
2013	193
Thereafter	66

Total	$40,922

Goodwill

In connection with the Transactions, the Company recorded goodwill in the amount of $1,019,757. This goodwill was allocated to retail in the amount of $354,937 and wholesale in the amount of $664,820. Subsequent to the Transactions an additional $225 of goodwill was recorded in relation to an additional purchase price payment related to the Aroma Naturals acquisition.

Changes in the carrying amount of goodwill by reportable segment were as follows:

	Retail	Wholesale	Consolidated
Balance at December 29, 2007	$354,937	$665,045	$1,019,982
Impairment of goodwill	(68,286)	(306,930)	(375,216)
Resolution of tax matters (1)	(350)	(615)	(965)

Balance at January 3, 2009	$286,301	$357,500	$643,801

(1)	Resolution of certain tax matters related to a pre-transaction tax positions.

10. CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at several financial institutions. At January 3, 2009 accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250. In addition, the FDIC has implemented a transaction account guarantee program through December 31, 2009. Through this program all non-interest bearing accounts at participating institutions are fully guaranteed by the FDIC for the entire amount in the account. Uninsured balances aggregated $16,437 and $3,336 at January 3, 2009 and December 29, 2007, respectively.

The Company extends credit to its wholesale customers. For the fifty-three weeks ended January 3, 2009 no single customer accounted for more than 10% of total sales. For the periods February 6, 2007 to December 29, 2007 and December 31, 2006 to February 5, 2007, and for the fifty-two weeks ended December 30, 2006, no single customer accounted for more than 10% of total sales.

11. LONG-TERM DEBT

Long-term debt consisted of the following at January 3, 2009 and December 29, 2007.

	January 3, 2009	December 29, 2007
Senior secured revolving credit facility	$70,000	$5,000
Senior secured term loan facility	600,125	600,125
Senior notes due 2015	325,000	325,000
Senior subordinated notes due 2017	188,000	200,000

Total	1,183,125	1,130,125
Less current portion	37,650	6,500

Long-term debt	$1,145,475	$1,123,625

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

All borrowings under the Credit Facility bear interest at a rate per annum equal to an applicable margin, plus, at the Company’s option, (i) the higher of (a) the prime rate (as set forth on the British Banking Association Telerate Page 5) and (b) the federal funds effective rate, plus one-half percent (0.50%) per annum or (ii) the Eurodollar rate, and resets periodically. In addition to paying interest on outstanding principal under the senior secured credit facility, the Company is required to pay a commitment fee to the lenders in respect of unutilized loan commitments at a rate of 0.50% per annum. As of January 3, 2009, the weighted average combined interest rate on the senior secured term loan facility and senior secured revolving credit facility was 3.35%.

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

Subject to certain exceptions, the Credit Facility requires that 100% of the net proceeds from certain asset sales, casualty insurance, condemnations and debt issuances, and 50% (subject to step downs) from excess cash flow, as defined, for each fiscal year must be used to pay down outstanding borrowings. The calculation to determine if the Company has excess cash flow per the Credit Facility is prepared on an annual basis at the end of each fiscal year. As of January 3, 2009, the Company had excess cash flow, as defined in the Credit Facility of $37,650. This amount is classified as short-term debt on the accompanying consolidated balance sheet and will be used to reduce the Company’s outstanding borrowings in 2009.

The Credit Facility contains a customary financial covenant which requires that the Company maintain at the end of each fiscal quarter, commencing with the quarter ended January 3, 2009 through the quarter ending October 3, 2009, a consolidated total secured debt (net of cash and cash equivalents not to exceed $30,000) to consolidated EBITDA ratio of no more than 4.00 to 1.00. As of January 3, 2009, the Company’s actual secured leverage ratio was 3.47 to 1.00, as calculated in accordance with the Credit Facility. As of January 3, 2009, total secured debt was approximately $640,125 (net of $30,000 in cash). Under the Credit Facility, EBITDA is defined as net income plus, interest, taxes, depreciation and amortization, further adjusted to add back extraordinary, unusual or non-recurring losses, non-cash stock option expense, fees and expenses related to the Transaction, fees and expenses under the Management Agreement with our equity sponsor, restructuring charges or reserves, as well as other non-cash charges, expenses or losses, and further adjusted to subtract extraordinary, unusual or non-recurring gains, other non-cash income or gains, and certain cash contributions to our common equity.

The Credit Facility also contains certain other limitations on the Company’s and certain of the Company’s restricted subsidiaries’, as defined in the Credit Facility, ability to incur additional debt, guarantee other obligations, grant liens on assets, make investments or acquisitions, dispose of assets, make optional payments or modifications of other debt instruments, pay dividends or other payments on capital stock, engage in mergers or consolidations, enter into sale and leaseback transactions, enter into arrangements that restrict the Company’s ability to pay dividends or grant liens and engage in transactions with affiliates.

As a result of concerns about the stability of the financial and credit markets and the strength of counterparties during this challenging global macroeconomic environment, many financial institutions have reduced, and in some instances ceased to provide, funding to borrowers. In the Company’s case, Lehman Commercial Paper, Inc. (“LCP”), one of the lenders under the Company’s $125,000 Credit Facility, and who also serves as the Administrative Agent thereunder, of the Credit Facility declared bankruptcy in September 2008. LCP’s share of the Credit Facility was 12% or $15,000 of the total funds available under the Credit Facility. As a result of the bankruptcy, the Company’s ability to draw upon that portion of the Credit Facility has been reduced. To date, the Company has not secured substitute financing. If the Company is unable to secure additional or substitute funding from other parties, the Credit Facility would be effectively reduced from $125,000 to $110,000. As of January 3, 2009, $70,000 was outstanding under the Credit Facility of which approximately $8,400 is payable to LCP, leaving the remaining LCP share of $6,600 unavailable to the Company on that date.

In addition to the amounts outstanding under the Credit Facility and amounts unavailable due to the LCP bankruptcy there were outstanding letters of credit of $1,633, leaving $46,767 in availability under the Credit Facility as of January 3, 2009, excluding the $6,600 applicable to LCP.

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

The indentures governing the senior notes and senior subordinated notes restrict the Company’s (and most or all of the Company’s subsidiaries’) ability to: incur additional debt; pay dividends or make other distributions on the Company’s capital stock or repurchase capital stock or subordinated indebtedness; make investments or other specified restricted payments; create liens; sell assets and subsidiary stock; enter into transactions with affiliates; and enter into mergers, consolidations and sales of substantially all assets.

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

The senior subordinated notes may also be redeemed, in whole or in part, at any time prior to February 15, 2012, at a redemption price equal to 100% of the principal amount of the senior notes redeemed plus a make whole premium calculated in accordance with the indenture plus accrued and unpaid to the applicable redemption date.

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

During the fifty-three weeks ended January 3, 2009, the Company paid $9,505, plus accrued interest of $414 to repurchase $12,000 of the senior subordinated notes in the open market. In connection with this repurchase, the Company recorded a gain of $2,131, net of deferred financing costs written off in the amount of $364. The repurchase was authorized by the Company’s Board of Directors pursuant to a resolution adopted on May 20, 2008.

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

On February 14, 2007 the Company entered into an interest rate swap agreement with Merrill Lynch Capital Services, Inc. to hedge a portion of the cash flows associated with its $650,000 senior secured term loan facility. The agreement has a total notional value of $415,000. The $415,000 notional value amortizes over the life of the swap. The interest rate swap agreement effectively converts the senior secured term loan facility, which is floating-rate debt, to a fixed-rate up to the unamortized notional value of the swap by having the Company pay fixed-rate amounts in exchange for the receipt of the floating-rate interest payments. Under the terms of this agreement, a quarterly net settlement is made for the difference between the fixed rate of 5.095% and the variable rate based upon the three-month LIBOR rate on the notional amount of the interest rate swap. This interest rate swap agreement terminates on February 14, 2010.

As of January 3, 2009 the Company recorded the fair value of the derivative liability of $14,660 in other accrued liabilities, and $8,924 and $5,736 in other comprehensive loss and deferred taxes, respectively. For the fifty three weeks ended January 3, 2009 and the period February 6, 2007 to December 29, 2007 there was no hedge ineffectiveness recorded in earnings.

On February 13, 2008 the Company entered into another interest rate swap agreement with Bank of America, N.A., effective March 31, 2008, to hedge an additional portion of the cash flows associated with its $650,000 senior secured term loan facility. The agreement has an initial notional value of $100,000. The $100,000 notional value increases on March 31, 2010 to approximately $397,000 and then amortizes over the remaining life of the swap. The interest rate swap agreement converts amounts under the senior secured term loan facility, which is floating–rate debt, to a fixed–rate by having the Company pay fixed–rate amounts in exchange for the receipt of the amount of the floating–rate interest payments. Under the terms of this agreement, a quarterly net settlement is made for the difference between the fixed rate of 3.347% and the variable rate based upon the three–month LIBOR rate on the notional amount of the interest rate swap. This interest rate swap agreement terminates on March 31, 2011.

As of January 3, 2009 the Company recorded the fair value of the derivative liability of $6,254 in other current liabilities, and $3,807 and $2,447 in other comprehensive loss and deferred taxes, respectively. For the fifty-three weeks ended January 3, 2009 there was no hedge ineffectiveness recorded in earnings.

In November 2008, the Company entered into an agreement with a financial institution to hedge a portion of its diesel fuel requirements. This agreement is based on diesel fuel consumed by independent freight carriers delivering the Company’s products. These carriers charge the Company a basic rate per mile that is subject to a fuel surcharge for diesel fuel price increases that they incur. The hedge agreement is designed to reduce the Company’s exposure to the volatility of diesel fuel pricing and the resulting fuel surcharges payable by the Company by setting a fixed price per gallon for the year. This diesel hedge agreement does not qualify for hedge accounting under SFAS 133. Accordingly, the Company marks the diesel hedge to market every quarter with the changes in fair value recognized in earnings. For the fifty-three weeks ended January 3, 2009, the Company recognized a loss of $346 in other income on the consolidated statement of operations.

13. INCOME TAXES

The (benefit from) provision for income tax expense consists of the following:

	Successor		Predecessor
	Fifty-Three Weeks Ended January 3, 2009	Period February, 6 2007 to December 29, 2007	Period December 31, 2006 to February 5, 2007	Fifty-Two Weeks Ended December 30, 2006
Federal:
Current	$(2,476)	$15,705	$3	$37,810
Deferred	(17,051)	(13,511)	(343)	6,664

Total federal	(19,527)	2,194	(340)	44,474

State:
Current	(225)	1,539	—	4,190
Deferred	(2,005)	(621)	—	885

Total state	(2,230)	918	—	5,075

Total income tax (benefit) provision	$(21,757)	$3,112	$(340)	$49,549

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

The tax effect of significant items comprising the Company’s net deferred tax assets (liabilities) are as follows:

	January 3, 2009		December 29, 2007
	Current	Non-current	Current	Non-current
Deferred tax assets:
Basis differential as a result of a basis step-up for tax	$—	$49,933	$—	$61,963
Interest rate swaps	8,183	—	3,683	—
Domestic net operating loss—Predecessor	—	—	8,734	—
Foreign net operating loss carryforwards	81	925	320	—
Deferred compensation arrangements, including equity-based compensation	290	—	160	—
Employee benefits	85	—	2,523	—
Other	4,230	1,355	2,851	950
Deferred tax liabilities:
Fixed assets	—	(16,478)	—	(20,114)
Intangible assets	—	(111,640)	—	(148,364)

	$12,869	$(75,905)	$18,271	$(105,565)

A reconciliation of the statutory federal income tax rate and the effective rate of the provision for income taxes consists of the following:

	Successor		Predecessor
	Fifty-Three Weeks Ended January 3, 2009	Period February 6, 2007 to December 29, 2007	Period December 31, 2006 to February 5, 2007	Fifty-Two Weeks Ended December 30, 2006
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes net of federal benefit	4.1	4.1	4.1	4.1

Combined federal and state statutory income tax rates	39.1	39.1	39.1	39.1
Goodwill impairment	(34.1)	—	—	—
Domestic production activities deduction	0.1	(9.7)	—	(0.7)
IRS audit settlement for prior years	—	—	—	(1.7)
Non-deductible stock compensation expense	(0.1)	3.4	—	—
Non-deductible compensation	—	4.4	(30.3)	—
Foreign loss utilization and tax rate differential	—	(10.4)	10.6	(0.2)
Non-deductible transaction costs	—	8.6	(2.9)	0.9
Other	—	5.3	(0.8)	(0.4)

	5.0%	40.7%	15.7%	37.0%

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

The Company files income tax returns in the U.S. federal jurisdiction, various states, and in the United Kingdom. The Company’s earliest open U.S. federal tax year and United Kingdom tax year is 2006. In addition, open tax years related to states remain subject to examination but are not considered material.

As a result of the implementation of FIN 48, the Company recognized a $224 increase in the liability for unrecognized tax benefits, which was accounted for as a reduction in retained earnings as of such date. As of December 31, 2006, the Company had $1,389 of unrecognized tax benefits, of which the entire amount would reduce income tax expense if recognized. The Company recognizes interest accrued and penalties, if any, related to unrecognized tax benefits in the provision for income taxes. For the fifty-three weeks ended January 3, 2009, the Company recognized through the consolidated statement of operations an increase in accrued interest of $89 and no expense related to penalties.

As of December 29, 2007, the Company had tax reserves of $3,571 and accrued interest and penalties of $593. As of December 29, 2007, the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $1,309. As of January 3, 2009, the Company had tax reserves of $2,370 and accrued interest and penalties of $532. As of January 3, 2009, the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $254.

A reconciliation of the beginning and ending amount of the tax reserves is as follows:

Balance – December 29, 2007	$3,571
Increases related to prior periods	1,491
Increases related to the current period	106
Decreases due to settlements with authorities	(2,262)
Decreases due to lapse of statutes	(536)

Balance – January 3, 2009	$2,370

14. PROFIT SHARING PLAN

The Company maintains a profit sharing plan (the “Plan”) under section 401(k) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). During 2008, under the Plan the Company made discretionary matching contributions, which were determined annually based on a percentage of the employee’s pretax contributions. Matching contributions were subject to a cap based on a percentage of the employee’s eligible earnings, as defined in the Plan. Effective January 1, 2008 the Plan was amended to change the Company discretionary contribution from an annual contribution to a weekly match of 50% of the first 4% of eligible compensation.

Employer matching contributions amounted to $1,387 for the fifty-three weeks ended January 3, 2009. For the periods December 31, 2006 to February 5, 2007 and February 6, 2007 to December 29, 2007, and for the fifty-two weeks ended December 30, 2006 employer matching contributions were $103, $1,117, and $1,549 respectively.

15. EXECUTIVE DEFERRED COMPENSATION PLAN

The Company has an executive deferred compensation agreement with certain key employees. Under this agreement, the Company at its election may match certain elective salary deferrals of eligible employees’ compensation up to a maximum of $20 per employee per year. Employer contributions amounted to $188 for fiscal 2006. Benefits paid to retired or terminated employees during fiscal 2006 were $973.

In connection with the Transactions, which constituted a change in control event under the Company’s Deferred Compensation Plan, distributions totaling $2,129 were made to participants in February 2007. In February 2007, after the participant distributions, a new deferred compensation plan was established with the same key terms and conditions as the old plan. For the fifty-three weeks ended January 3, 2009 employer contributions totaled $200 and there were no benefits paid to retired or terminated employees. During the period February 6, 2007 to December 29, 2007 employer contributions totaled $136 and benefits paid to retired or terminated employees were $84.

16. RESTRUCTURING CHARGES

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

During the fourth quarter of 2008, the Company initiated a restructuring plan involving the closing of the Company’s remaining 28 Illuminations retail stores and the discontinuance of the related Illuminations consumer direct business, the closing of one underperforming Yankee Candle retail store, and limited reductions in the Company’s corporate and administrative workforce. The Company expects to close the Illuminations stores by April 30, 2009. In connection with the fourth quarter restructuring plan, a charge of $12,382 was recorded during the fourteen weeks ended January 3, 2009. Included in the restructuring charge was $601 related to occupancy related costs, primarily consisting of lease termination costs, $7,273 related to fixed asset write-offs and other costs and the write-off of the Illuminations tradename of $4,507. The Company currently expects the total charge related to the restructuring plan to be approximately $18,000 to $22,000 including the $12,382 recorded in the fourth quarter of 2008. The majority of these additional costs relate to lease termination costs that will be incurred during the first half of 2009. The lease termination related to the Illuminations corporate headquarters in Petaluma, California expires in March 2013. This lease will be paid through March 2013 unless the Company is able to structure a buyout agreement with the landlord.

The following is a summary of restructuring charge activity for the fifty-three weeks ended January 3, 2009:

	Fifty-Three Weeks Ended January 3, 2009			Accrued as of January 3, 2009
	Expense	Costs Paid	Non-Cash Charges
Occupancy related	$1,233	$349	$(157)	$1,041
Fixed asset impairment and other	7,767	42	7,700	25
Employee related	350	350	—	—
Impairment of Illuminations tradename	4,507	—	4,507	—

Total	$13,857	$741	$12,050	$1,066

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

The aggregate annual future minimum lease commitments under operating leases as of January 3, 2009 are as follows:

Operating Leases
2009	$35,825
2010	31,811
2011	28,744
2012	23,915
2013	19,782
Thereafter	50,918

Total minimum lease payments	$190,995

Rent expense, including contingent rentals, for the fifty-three weeks ended January 3, 2009 was $37,090. For the periods December 31, 2006 to February 5, 2007 and February 6, 2007 to December 29, 2007, and the fifty-two weeks ended December 30, 2006 rent expense, including contingent rentals was $2,989, $32,231, and $28,892, respectively. Included in rent expense were contingent rental payments of approximately $531, $80, $607, and $699 for fifty-three weeks ended January 3, 2009, the periods December 31, 2006 to February 5, 2007 and February 6, 2007 to December 29, 2007 and the fifty-two weeks ended December 30, 2006, respectively. Contingent rental payments are based primarily on sales at respective retail locations.

In addition, the Company recognized sublease income in the amount of $274 for the fifty-three weeks ended January 3, 2009. For the periods December 31, 2006 to February 5, 2007 and February 6, 2007 to December 29, 2007, and for the fifty two weeks ended December 30, sublease rental income was $23, $234, and $292, respectively.

Contingencies

A class action lawsuit was filed against the Company in February 2005 for alleged violations of certain California state wage and hour and employment laws with respect to certain employees in the Company’s California retail stores. In December 2007 a preliminary settlement agreement was reached pursuant to mediation. The settlement is now pending court approval. Pursuant to the agreement the Company would pay a total of $950 (inclusive of attorneys’ fees and administrative expenses) into a settlement fund. This amount was recorded in the Company’s consolidated statement of operations during the fourth quarter of fiscal 2007. The Company expects to make this payment to the settlement fund in the first half of 2009.

In connection with the Linens ‘N Things (“Linens”) bankruptcy proceedings the Company received a letter dated December 19, 2008 from counsel to Linens Holding Co. and its affiliates, which letter alleges that, pursuant to Sections 547 and 550 of the United States Bankruptcy Code, the Company is required to return to Linens approximately $6,600 in allegedly “preferential” transfers allegedly made to Yankee Candle during the 90-day period preceding the filing of the Linens bankruptcy cases. The letter also alleges that Yankee Candle is required to pay to Linens approximately $1,300 on account of credits allegedly earned but not redeemed by Linens prior to the filing of the Linens bankruptcy cases. The letter offered to settle these claims and threatened legal action if settlement terms cannot be reached. The Company is currently evaluating these alleged claims with outside counsel. While the Company believes it has a number of strong potential defenses to all or a significant portion of these claims and plan to vigorously contest any action brought by Linens, the Company cannot at this time predict what the outcome of this matter would be if legal action were to be pursued by Linens. As of January 3, 2009, the Company did not record any amount related to these claims in its consolidated statement of operations. If any matter were to be brought by Linens and were decided in a manner adverse to us, it could materially adversely impact our results of operations.

In addition, the Company is engaged in various lawsuits, either as plaintiff or defendant. In the opinion of management, the ultimate outcome of these lawsuits will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

18. RELATED PARTY TRANSACTIONS

Upon closing of the Transactions, the Company entered into a management services contract with an affiliate of MDP pursuant to which MDP will provide the Company with management and consulting services and financial and advisory services on an ongoing basis for a fee of $1,500 per year, payable in equal quarterly installments, and reimbursement of out–of–pocket expenses incurred in connection with the provision of such services. The Company recorded $1,500 and $1,313 associated with the annual management fee for the fifty-three weeks ended January 3, 2009 and the period February 6, 2007 to December 29, 2007, respectively. Under this management services agreement, the Company also agreed to provide customary indemnification. Pursuant to such agreement, at the closing of the Transactions, MDP received a fee of approximately $15,000 plus out–of–pocket expenses for services rendered in connection with the Transactions.

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

The CEO evaluates both the Company’s retail and wholesale operations based on an “operating earnings” measure. Such measure gives recognition to specifically identifiable operating costs such as cost of sales and selling expenses. Administrative charges are generally not allocated to specific operating segments and are accordingly reflected in the unallocated/corporate/other reconciliation to the total consolidated results. As described in Note 3, “Acquisition of the Company,” the Merger of the Company on February 6, 2007 resulted in several purchase accounting adjustments to record assets and liabilities acquired at fair market value. The effects of purchase accounting adjustments on the operations of the Successor are not included in segment operations below, consistent with internal reports used by the CEO. These amounts are also included in the unallocated/corporate/other column. Other components of the consolidated statements of operations, which are classified below operating income, are also not allocated by segments. The Company does not account for or report assets, capital expenditures or depreciation and amortization by segment to the CEO.

The following are the relevant data for the fifty-three weeks ended January 3, 2009, the period February 6, 2007 to December 29, 2007 (Successor), the period December 31, 2006 to February 5, 2007 (Predecessor), and the fifty-two weeks ended December 30, 2006 (Predecessor):

Successor Fifty-Three Weeks ended January 3, 2009	Retail	Wholesale	Unallocated/ Corporate/ Other	Balance per Consolidated Statements of Operations
Sales	$410,289	$303,453	$—	$713,742
Gross profit	266,111	139,905	551	406,567
Selling expenses	170,580	27,043	15,618	213,241
Income (loss) from operations	95,532	112,862	(545,026)	(336,632)
Other expense, net	—	—	(94,449)	(94,449)
Loss before benefit from income taxes	—	—	—	(431,081)

Successor Period February 6, 2007 to December 29, 2007	Retail	Wholesale	Unallocated/ Corporate/ Other	Balance per Consolidated Statements of Operations
Sales	$381,168	$302,405	$—	$683,573
Gross profit	251,128	142,336	(39,462)	354,002
Selling expenses	157,139	21,067	14,192	192,398
Income (loss) from operations	93,989	121,269	(116,371)	98,887
Other expense, net	—	—	(91,248)	(91,248)
Income before provision for income taxes	—	—	—	7,639

Predecessor Period December 31, 2006 to February 5, 2007	Retail	Wholesale	Unallocated/ Corporate/ Other	Balance per Consolidated Statements of Operations
Sales	$26,530	$26,852	$—	$53,382
Gross profit	15,653	13,176	—	28,829
Selling expenses	14,423	1,778	—	16,201
Income (loss) from operations	1,230	11,398	(13,828)	(1,200)
Other expense, net	—	—	(970)	(970)
Loss before benefit from income taxes	—	—	—	(2,170)

Predecessor Fifty-Two Weeks Ended December 30, 2006	Retail	Wholesale	Unallocated/ Corporate/ Other	Balance per Consolidated Statements of Operations
Sales	$388,820	$298,737	$—	$687,557
Gross profit	254,616	135,603	—	390,219
Selling expenses	149,155	19,039	—	168,194
Income (loss) from operations	105,461	116,564	(72,738)	149,287
Other expense, net	—	—	(15,223)	(15,223)
Income before provision for income taxes	—	—	—	134,064

For the fifty-three weeks ended January 3, 2009, the period February 6, 2007 to December 29, 2007, the period December 31, 2006 to February 5, 2007 and for the fifty-two weeks ended December 30, 2006 revenues from the Company’s international operations were $48,057, $40,608, $2,021, and $28,549 respectively. Long lived assets of the Company’s international operations were approximately $877, and $1,128 as of January 3, 2009 and December 29, 2007, respectively. Goodwill at January 3, 2009 amounted to $643,801 with retail and wholesale allocated $286,301 and $357,500 respectively.

20. WRITE OFF OF RECEIVABLE

The Company accounts for its loss contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.” SFAS 5 requires that an estimated loss is recorded when information available prior to the issuance of the financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. If the threshold of probable is not met disclosure of the contingency should be made when there is at least a reasonable possibility that a loss has been incurred.

On May 2, 2008, one of the Company’s wholesale customers, Linens ‘N Things, filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The Company has an outstanding pre-petition receivable balance due from Linens ‘N Things and is an unsecured creditor with respect to that receivable. During the quarter ended June 28, 2008 the Company determined it was probable that the outstanding pre-petition receivable balance with Linens ‘N Things had become impaired and recorded a bad debt provision in the amount of $4,500.

21. BUSINESS ACQUISITIONS

On July 30, 2006, the Company acquired certain assets of Candle Acquisition Corp. (“Illuminations”), in an effort to build on its strategy to profitably build its business model by focusing on the Company’s core competency of premium candles. In addition, the acquisition will enhance the Company’s ability to penetrate the West Coast and urban markets. The acquisition included the Illuminations ® brand, 14 Illuminations retail stores located in California, Arizona and Washington, and the Illuminations Consumer Direct business. Illuminations designs and markets premium scented candles, candle accessories, and other home decor products through retail satellite stores and the consumer direct channel. The total cash purchase price was approximately $22,244. The cash purchase price was borrowed under the Company’s $100,000 unsecured credit facility. The following table provides an allocation of the purchase price for the acquired assets of Illuminations:

Cash purchase price	$22,244
Assets acquired:
Property, plant and equipment	2,010
Inventory	2,666
Favorable lease agreements	877
Tradename	10,100
Goodwill	6,484
Other assets	312

Total assets acquired	22,449
Liabilities acquired:
Gift card liability	(205)

Total	$22,244

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

During the fourth quarter of 2008, the Company initiated a restructuring plan involving the closing of the Company’s 28 Illuminations retail stores and the discontinuance of the related Illuminations consumer direct business. The Company expects to close the Illuminations stores by April 30, 2009. In connection with the fourth quarter restructuring plan the Company wrote-off of the Illuminations tradename of $4,507.

22. FINANCIAL INFORMATION RELATED TO GUARANTOR SUBSIDIARIES

As discussed in Note 11 “Long-term Debt,” obligations under the senior notes are guaranteed on an unsecured senior basis and obligations under the senior subordinated notes are guaranteed on an unsecured senior subordinated basis by the Parent and 100% of the issuer’s existing and future domestic subsidiaries. The senior notes are fully and unconditionally guaranteed by all of our 100% owned U.S. subsidiaries (the “Guarantor Subsidiaries”) on a senior unsecured basis. These guarantees are joint and several obligations of the Guarantors. The foreign subsidiary does not guarantee these notes.

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

The Company has corrected its previous presentation of its “investment in subsidiaries” within the parent company balance sheet to appropriately reflect its subsidiaries on an equity method basis, as of December 29, 2007. This also impacted the stockholder’s equity line item, inventory and the intercompany receivable/payable line item for the parent and its subsidiaries. The prior disclosure did not allocate certain intercompany balances to their respective entities; rather they were presented in a separate column as intercompany eliminations. The presentation as of December 29, 2007 has been corrected to properly allocate those balances. This adjustment had no impact to the condensed consolidating balance sheet, as the investment in subsidiaries line item, inventory and intercompany receivable/payable line item, and the subsidiaries stockholder’s equity line item, appropriately eliminate in both the prior year presentation and current year presentation.

In addition, the Company had previously presented intercompany payables and receivables transactions between the issuer and its guarantor and non-guarantor subsidiaries as financing activities. These transactions should have been presented in investing and financing activities. The accompanying condensed consolidating financial statements for 2007 have been corrected to properly present these cash flow activities in the respective columns. Any changes in the classification between investing and financing activities are eliminated in consolidation, therefore there is no impact on the condensed consolidating statement of cashflows for the periods February 6, 2007 to September 29, 2007 and for the periods December 31, 2006 to February 5, 2007.

Condensed consolidating financial information is as follows:

YANKEE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

January 3, 2009

(in thousands)

	Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash	$—	$128,037	$2,147	$393	$—	$130,577
Accounts receivable, net	—	31,356	783	7,014	—	39,153
Inventory	—	54,843	1,696	6,496	—	63,035
Prepaid expenses and other current assets	—	9,447	241	496	—	10,184
Deferred tax assets	—	12,581	288	—	—	12,869

TOTAL CURRENT ASSETS	—	236,264	5,155	14,399	—	255,818

PROPERTY AND EQUIPMENT, NET	—	136,724	621	877	—	138,222
MARKETABLE SECURITIES	—	540	—	—	—	540
GOODWILL	—	643,570	231	—	—	643,801
INTANGIBLE ASSETS	—	307,220	1,191	466	—	308,877
DEFERRED FINANCING COSTS	—	24,170	—	—	—	24,170
OTHER ASSETS	—	1,103	—	38	—	1,141
INTERCOMPANY RECEIVABLES	—	26,956	—	—	(26,956)	—
INVESTMENT IN SUBSIDIARIES	(2,821)	(9,173)	—	—	11,994	—

TOTAL ASSETS	$(2,821)	$1,367,374	$7,198	$15,780	$(14,962)	$1,372,569

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$21,445	$290	$1,077	$—	$22,812
Accrued payroll	—	7,495	27	219	—	7,741
Accrued interest	—	18,042	—	—	—	18,042
Accrued income taxes	—	4,931	—	—	—	4,931
Accrued purchases of property and equipment	—	4,279	—	—	—	4,279
Other accrued liabilities	—	40,544	2,365	1,194	—	44,103
Current portion of long-term debt	—	37,650	—	—	—	37,650

TOTAL CURRENT LIABILITIES	—	134,386	2,682	2,490	—	139,558

DEFERRED COMPENSATION OBLIGATION	—	740	—	—	—	740
DEFERRED TAX LIABILITIES	—	75,905	—	—	—	75,905
LONG-TERM DEBT	—	1,145,475	—	—	—	1,145,475
DEFERRED RENT	—	10,787	23	—	—	10,810
OTHER LONG-TERM LIABILITIES	—	2,902	—	—	—	2,902
INTERCOMPANY PAYABLES	—	—	15,495	11,461	(26,956)	—
STOCKHOLDERS’ (DEFICIT) EQUITY	(2,821)	(2,821)	(11,002)	1,829	11,994	(2,821)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$(2,821)	$1,367,374	$7,198	$15,780	$(14,962)	$1,372,569

YANKEE HOLDING CORP. AND SUBSIDIARIES

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

YANKEE HOLDING CORP. AND SUBSIDIARIES (SUCCESSOR)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Fifty-Three Weeks Ended January 3, 2009

(in thousands)

	Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
Sales	$—	$681,717	$7,991	$44,688	$(20,654)	$713,742
Cost of sales	—	286,456	4,680	36,458	(20,419)	307,175

Gross profit	—	395,261	3,311	8,230	(235)	406,567

Selling expenses	—	200,406	3,677	9,398	(240)	213,241
General and administrative expenses	—	53,310	—	—	175	53,485
Restructuring charges	—	13,857	—	—	—	13,857
Goodwill and intangible asset impairments		452,427	10,189	—	—	462,616

Loss from operations	—	(324,739)	(10,555)	(1,168)	(170)	(336,632)

Interest income	—	(14)	—	(24)	—	(38)
Interest expense	—	94,956	—	—	—	94,956
Gain on extinguishment of debt	—	(2,131)	—	—	—	(2,131)
Other expense (income)	—	2,272	—	(610)	—	1,662

Loss before benefit from income taxes	—	(419,822)	(10,555)	(534)	(170)	(431,081)

Benefit from income taxes	—	(21,066)	(530)	(152)	(9)	(21,757)

Loss before equity earnings in subsidiaries	—	(398,756)	(10,025)	(382)	(161)	(409,324)

Equity earnings in subsidiaries, net of tax	409,324	10,407	—	—	(419,731)	—

Net (loss) income	$(409,324)	$(409,163)	$(10,025)	$(382)	$419,570	$(409,324)

YANKEE HOLDING CORP. AND SUBSIDIARIES (SUCCESSOR)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Period February 6, 2007 to December 29, 2007

(in thousands)

	Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
Sales	$—	$653,950	$7,740	$37,382	$(15,499)	$683,573
Cost of sales	—	306,323	5,474	33,631	(15,857)	329,571

Gross profit	—	347,627	2,266	3,751	358	354,002

Selling expenses	—	179,815	3,878	8,705	—	192,398
General and administrative expenses	—	62,717	—	—	—	62,717

Income (loss) from operations	—	105,095	(1,612)	(4,954)	358	98,887

Interest income	—	—	—	(43)	—	(43)
Interest expense	—	92,443	—	—	—	92,443
Other expense (income)	—	2,766	—	(3,918)	—	(1,152)

Income (loss) before provision for (benefit from) income taxes	—	9,886	(1,612)	(993)	358	7,639
Provision for (benefit from) income taxes	—	3,899	(635)	(297)	145	3,112

Income (loss) before equity earnings in subsidiaries	—	5,987	(977)	(696)	213	4,527
Equity earnings in subsidiaries, net of tax	(4,527)	1,673	—	—	2,854	—

Net income (loss)	$4,527	$4,314	$(977)	$(696)	$(2,641)	$4,527

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

YANKEE HOLDING CORP. AND SUBSIDIARIES (PREDECESSOR)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Fifty-Two Weeks Ended December 30, 2006

(in thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
Sales	$666,390	$7,123	$25,840	$(11,796)	$687,557
Cost of sales	284,487	3,893	20,673	(11,715)	297,338

Gross profit	381,903	3,230	5,167	(81)	390,219

Selling expenses	157,635	4,200	6,359	—	168,194
General and administrative expenses	73,135	—	—	—	73,135
Restructure credit	(397)	—	—	—	(397)

Income (loss) from operations	151,530	(970)	(1,192)	(81)	149,287

Interest income	—	—	(30)	—	(30)
Interest expense	15,355	—	3	—	15,358
Other expense (income)	1,878	—	(1,983)	—	(105)
Equity in earnings of subsidiaries	(209)	—	—	209	—

Income (loss) before provision for income taxes	134,506	(970)	818	(290)	134,064
Provision for (benefit from) income taxes	50,017	(361)	—	(107)	49,549

Net income (loss)	$84,489	$(609)	$818	$(183)	$84,515

YANKEE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Fifty-Three Weeks Ended January 3, 2009

(in thousands)

	Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(409,324)	$(409,163)	$(10,025)	$(382)	$419,570	$(409,324)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	46,098	575	322	—	46,995
Unrealized loss on marketable securities	—	235	—	—	—	235
Equity based compensation expense	—	892	—	—	—	892
Deferred taxes	—	(19,198)	142	—	—	(19,056)
Restructuring charges	—	12,050	—	—	—	12,050
Goodwill and intangible asset impairments	—	452,427	10,189	—	—	462,616
Loss on disposal and impairment of property and equipment	—	448	—	—	—	448
Investments in marketable securities	—	(516)	—	—	—	(516)
Gain on extinguishment of debt	—	(2,131)	—	—	—	(2,131)
Equity in earnings of subsidiaries	409,324	10,407	—	(161)	(419,570)	—
Changes in assets and liabilities
Accounts receivable, net	—	9,299	468	566	—	10,333
Inventory	—	5,737	(226)	(1,350)	—	4,161
Prepaid expenses and other assets	—	592	(175)	(484)	—	(67)
Accounts payable	—	1,099	(65)	482	—	1,516
Income Taxes Payable	—	(9,401)	—	—	—	(9,401)
Accrued expenses and other liabilities	—	(10,853)	(396)	1,139	—	(10,110)

NET CASH PROVIDED BY OPERATING ACTIVITIES	—	88,022	487	132	—	88,641

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(18,240)	(47)	(235)	—	(18,522)
Payment of contingent consideration on Aroma Naturals	—	—	(225)	—	—	(225)
Intercompany payables/receivables	—	1,549	—	—	(1,549)	—

NET CASH USED IN INVESTING ACTIVITIES	—	(16,691)	(272)	(235)	(1,549)	(18,747)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of borrowings	—	(45,005)	—	—	—	(45,005)
Net proceeds from issuance of common stock	—	24	—	—	—	24
Borrowings under senior secured revolving credit facility	—	100,500	—	—	—	100,500
Repurchase of common stock	—	(129)	—	—	—	(129)
Intercompany payables/receivables	—	—	(409)	(1,140)	1,549	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	—	55,390	(409)	(1,140)	1,549	55,390

EFFECT EXCHANGE RATE CHANGES ON CASH	—	—	—	(334)	—	(334)
NET INCREASE(DECREASE) IN CASH	—	126,721	(194)	(1,577)	—	124,950

CASH, BEGINNING OF PERIOD	—	1,316	2,341	1,970	—	5,627

CASH, END OF PERIOD	$—	$128,037	$2,147	$393	$—	$130,577

YANKEE HOLDING CORP. AND SUBSIDIARIES (SUCCESSOR)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Period February 6, 2007 to December 29, 2007

(in thousands)

	Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,527	$4,314	$(977)	$(696)	$(2,641)	$4,527
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	41,514	237	237	—	41,988
Unrealized loss on marketable securities	—	238	—	—	—	238
Equity based compensation expense	—	670	—	—	—	670
Deferred taxes	—	(14,025)	(107)	—	—	(14,132)
Non-cash charge related to increased inventory carrying value	—	40,472	—	—	—	40,472
Loss on disposal and impairment of property and equipment	—	640	—	—	—	640
Investments in marketable securities	—	(581)	—	—	—	(581)
Equity in earnings of subsidiaries	(4,527)	1,673	—	213	2,641	—
Changes in assets and liabilities
Accounts receivable, net	—	(13,024)	(668)	(4,697)	—	(18,389)
Inventory	—	(2,572)	(147)	(239)	—	(2,958)
Prepaid expenses and other assets	—	(3,635)	2,086	121	—	(1,428)
Accounts payable	—	2,396	133	(223)	—	2,306
Income Taxes Payable	—	(9,844)	371	17	—	(9,456)
Accrued expenses and other liabilities	—	29,144	869	(686)	—	29,327

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	—	77,380	1,797	(5,953)	—	73,224

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(28,249)	(69)	(166)	—	(28,484)
Acquisition of the Company	—	(1,429,476)	—	—	—	(1,429,476)
Intercompany payables/receivables	(418,083)	(4,660)	—	—	422,743	—

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(418,083)	(1,462,385)	(69)	(166)	422,743	(1,457,960)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of borrowings	—	(295,875)	—	—	—	(295,875)
Net proceeds from issuance of common stock	418,083	—	—	—	—	418,083
Borrowings under senior secured term loan facility	—	650,000	—	—	—	650,000
Deferred financing costs	—	(32,374)	—	—	—	(32,374)
Borrowings under senior secured revolving credit facility	—	111,000	—	—	—	111,000
Borrowings under senior notes and senior subordinated notes	—	525,000	—	—	—	525,000
Repurchase of common stock	—	(294)	—	—	—	(294)
Intercompany payables/receivables	—	418,083	(1,543)	6,203	(422,743)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	418,083	1,375,540	(1,543)	6,203	(422,743)	1,375,540

EFFECT EXCHANGE RATE CHANGES ON CASH	—	—	—	39	—	39
NET INCREASE(DECREASE) IN CASH	—	(9,465)	185	123	—	(9,157)

CASH, BEGINNING OF PERIOD	—	10,781	2,156	1,847	—	14,784

CASH, END OF PERIOD	$—	$1,316	$2,341	$1,970	$—	$5,627

YANKEE HOLDING CORP. AND SUBSIDIARIES (PREDECESSOR)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Period December 31, 2006 to February 5, 2007

(in thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,374)	$(147)	$(210)	$(99)	$(1,830)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,608	46	19	—	2,673
Unrealized gain on marketable securities	(31)	—	—	—	(31)
Equity based compensation expense	8,638	—	—	—	8,638
Deferred taxes	(3,905)	—	—	—	(3,905)
Loss on disposal and impairment of property and equipment	14	—	—	—	14
Investments in marketable securities	(27)	—	—	—	(27)
Excess tax benefit from exercise of stock options	(4,317)	—	—	—	(4,317)
Equity in earnings of subsidiaries	357	—	(456)	99	—
Changes in assets and liabilities
Accounts receivable, net	(1,190)	159	1,210	—	179
Inventory	(2,396)	152	(495)	—	(2,739)
Prepaid expenses and other assets	697	1	(362)	—	336
Accounts payable	(3,895)	(191)	(357)	—	(4,443)
Income taxes payable	3,642	—	—	—	3,642
Accrued expenses and other liabilities	(7,437)	(550)	(270)	—	(8,257)

NET CASH USED IN OPERATING ACTIVITIES	(8,616)	(530)	(921)	—	(10,067)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,247)	—	(3)	—	(2,250)
Intercompany payables/receivables	660	—	—	(660)	—

NET CASH USED IN INVESTING ACTIVITIES	(1,587)	—	(3)	(660)	(2,250)

CASH FLOWS FROM FINANCING ACTIVITIES:
Excess tax benefit from exercise of stock options	4,317	—	—	—	4,317
Intercompany payables/receivables	—	324	(984)	660	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	4,317	324	(984)	660	4,317

EFFECT EXCHANGE RATE CHANGES ON CASH	—	—	11	—	11

NET DECREASE IN CASH	(5,886)	(206)	(1,897)	—	(7,989)
CASH, BEGINNING OF PERIOD	16,667	2,362	3,744	—	22,773

CASH, END OF PERIOD	$10,781	$2,156	$1,847	$—	$14,784

YANKEE HOLDING CORP. AND SUBSIDIARIES (PREDECESSOR)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Fifty-two Weeks Ended December 30, 2006

(in thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$84,489	$(609)	$818	$(183)	$84,515
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	26,216	380	184	—	26,780
Unrealized loss on marketable securities	13	—	—	—	13
Equity based compensation expense	5,772	—	—	—	5,772
Deferred taxes	7,582	(33)	—	—	7,549
Loss on disposal and impairments of property and equipment	450	—	—	—	450
Investments in marketable securities	(772)	—	—	—	(772)
Excess tax benefit from exercise of stock options	(960)	—	—	—	(960)
Equity in earnings of subsidiaries	(209)	—	—	209	—
Changes in assets and liabilities
Accounts receivable, net	10,358	(329)	(478)	—	9,551
Inventory	(89)	(631)	(1,259)	6	(1,973)
Prepaid expenses and other assets	423	1	193	—	617
Accounts payable	3,583	196	584	—	4,363
Income taxes payable	6,620	—	—	—	6,620
Accrued expenses and other liabilities	2,082	(241)	(214)	(107)	1,520

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	145,558	(1,266)	(172)	(75)	144,045

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(25,539)	(990)	(293)	—	(26,822)
Payment of contingent consideration on Yankee Candle Fundraising	(1,333)	—	—	—	(1,333)
Cash paid for business acquisitions	(22,244)	—	—	—	(22,244)

NET CASH USED IN INVESTING ACTIVITIES	(49,116)	(990)	(293)	—	(50,399)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(41,977)	—	—	—	(41,977)
Net proceeds from issuance of common stock	5,557	—	—	—	5,557
Payments for dividends	(10,097)	—	—	—	(10,097)
Deferred financing costs	(313)	—	—	—	(313)
Excess tax benefit from exercise of stock options	960	—	—	—	960
Intercompany	(4,811)	2,480	2,256	75	—
Net repayments under bank credit agreements	(38,000)	—	—	—	(38,000)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(88,681)	2,480	2,256	75	(83,870)

EFFECT EXCHANGE RATE CHANGES ON CASH	—	—	342	—	342
NET INCREASE IN CASH	7,761	224	2,133	—	10,118
CASH, BEGINNING OF YEAR	8,906	2,138	1,611	—	12,655

CASH, END OF YEAR	$16,667	$2,362	$3,744	$—	$22,773

23. VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts	Balance at Beginning of Fiscal Year	Charged to Costs and Expenses	Deductions From Reserves	Balance at End of Fiscal Year
Year Ended January 3, 2009:
Allowance for doubtful accounts	$2,333	$4,839	$(934)	$6,238

Period February 6, 2007 to December 29, 2007:
Allowance for doubtful accounts	$921	$1,490	$(78)	$2,333

Period December 31, 2006 to February 5, 2007:
Allowance for doubtful accounts	$928	$22	$(29)	$921

Year Ended December 30, 2006:
Allowance for doubtful accounts	$1,087	$252	$(411)	$928

Amounts charged to deductions from reserves represent the write-off of uncollectible balances.

24. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Thirteen Weeks Ended March 29, 2008	Thirteen Weeks Ended June 28, 2008	Thirteen Weeks Ended September 27, 2008	Fourteen Weeks Ended January 3, 2009
Sales	$140,899	$127,472	$181,060	$264,311
Cost of sales	64,537	55,004	81,575	106,059

Gross profit	76,362	72,468	99,485	158,252
Selling expenses	49,514	52,200	50,874	60,653
General and administrative expenses	14,414	14,691	15,388	8,992
Restructuring charges	1,475	—	—	12,382
Goodwill and intangible asset impairments	—	—	—	462,616

Income (loss) from operations	10,959	5,577	33,223	(386,391)
Interest income	(12)	(5)	(5)	(16)
Interest expense	23,808	22,968	23,104	25,076
Gain on extinguishment of debt	—	(2,131)	—	—
Other (income) expense	(101)	(23)	52	1,734

(Loss) income before (benefit from) provision for income taxes	(12,736)	(15,232)	10,072	(413,185)
(Benefit from) provision for income taxes	(4,878)	(5,890)	3,332	(14,322)

Net (loss) income	$(7,858)	$(9,342)	$6,740	$(398,863)

	Predecessor	Successor
	Period December 31, 2006 to February 5, 2007	Period February 6, 2007 to March 31, 2007	Thirteen Weeks Ended June 30, 2007	Thirteen Weeks Ended September 29, 2007	Thirteen Weeks Ended December 29, 2007
Sales	$53,382	$89,617	$133,415	$175,815	$284,726
Cost of sales	24,553	66,109	72,918	78,162	112,383

Gross profit	28,829	23,508	60,497	97,653	172,343
Selling expenses	16,201	29,443	47,610	51,530	63,816
General and administrative expenses	13,828	11,822	18,431	16,313	16,150

(Loss) income from operations	(1,200)	(17,757)	(5,544)	29,810	92,377
Interest income	(1)	(12)	(8)	(15)	(9)
Interest expense	986	15,863	25,578	25,619	25,382
Other income	(15)	(10)	(676)	(35)	(430)

(Loss) income before (benefit from) provision for income taxes	(2,170)	(33,598)	(30,438)	4,241	67,434
(Benefit from) provision for income taxes	(340)	(12,866)	(13,773)	1,047	28,705

Net (loss) income	$(1,830)	$(20,732)	$(16,665)	$3,194	$38,729

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

1. Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of January 3, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of January 3, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management assessed the effectiveness of our internal control over financial reporting as of January 3, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of January 3, 2009 our internal control over financial reporting is effective based on the above criteria.

Deloitte & Touche LLP, our independent auditors, have issued an audit report on the effectiveness of our internal control over financial reporting. This report appears on page 57 of this Annual Report on Form 10-K.

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

(b) Attestation Report of Independent Auditor

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Yankee Holding Corp.

South Deerfield, Massachusetts

We have audited the internal control over financial reporting of Yankee Holding Corp. and subsidiaries (the “Company”) as of January 3, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of January 3, 2009 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the fifty three weeks then ended and our report dated April 2, 2009 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Hartford, Connecticut

April 2, 2009

(c) Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 3, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages and positions of our executive officers and directors as of April 2, 2009:

Name	Age	Position
Craig W. Rydin	57	Chairman of the Board and Chief Executive Officer, Director

Harlan M. Kent	46	President and Chief Operating Officer, Director

Bruce L. Hartman	55	Executive Vice President, Chief Administrative Officer and Chief Financial Officer

Stephen Farley	54	Senior Vice President, Retail

Arthur F. Rubeck	44	Senior Vice President, Supply Chain

Martha S. LaCroix	43	Senior Vice President, Human Resources

James A. Perley	46	Senior Vice President, General Counsel and Global Managing Director

Richard R. Ruffolo	41	Senior Vice President, Brand Marketing and Innovation

Michael Thorne	44	Senior Vice President, Wholesale

Robin P. Selati	42	Director

George A. Peinado	39	Director

Richard H. Copans	32	Director

Terry Burman	63	Director

CRAIG W. RYDIN is the Chairman of the Board of Directors and Chief Executive Officer. Prior to joining Yankee Candle in April 2001, Mr. Rydin was the President of the Away From Home food services division of Campbell Soup Company since 1998, and President of the Godiva Chocolatier division of Campbell from 1996 to 1998. Prior to Godiva, Mr. Rydin held a number of senior management positions at Pepperidge Farm, Inc., also a part of Campbell. Mr. Rydin also serves on the Board of Directors of Priceline.com Incorporated and Phillips & Van Heusen, Inc.

HARLAN M. KENT is the President and Chief Operating Officer. Mr. Kent joined Yankee Candle in June 2001 as Senior Vice President, Wholesale. He was promoted to President in July 2004 and was promoted to his current position in December 2005. Prior to joining Yankee Candle, Mr. Kent was Senior Vice President and General Manager of the Wholesale Division of Totes Isotoner Corporation from 1997 to 2001, and Vice President of Global Sales and Marketing for the Winchester Division of Olin Corporation from 1995 to 1997. Mr. Kent has also held a number of senior marketing and strategic planning positions at both the Campbell Soup Company and its Pepperidge Farm Division. Mr. Kent also serves on the Board of Directors of the A.T. Cross Company.

BRUCE L. HARTMAN is the Executive Vice President, Chief Administrative Officer and Chief Financial Officer. Mr. Hartman joined Yankee Candle in January 2008 as Senior Vice President of Finance and Chief Financial Officer and was promoted to his current position in March 2009. Prior to joining the Company, Mr. Hartman served as Chief Financial Officer of Cushman & Wakefield. Prior to joining Cushman & Wakefield in 2006, Mr. Hartman served as Executive Vice President and Chief Financial Officer of Foot Locker, a leading international retailer of athletic shoes and apparel, from 1996 to 2005. Prior to Foot Locker, from 1986 to 1996 Mr. Hartman held several financial leadership positions of increasing responsibility, including Divisional Chief Financial Officer, with May Department Stores.

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

ARTHUR F. RUBECK is the Senior Vice President, Supply Chain. Mr. Rubeck joined the Company in 1981 and has held several operational positions of increasing responsibility, including serving as Vice President, Manufacturing from 2003 until his promotion to his current position in February 2009.

MARTHA S. LACROIX is the Senior Vice President, Human Resources. Ms. LaCroix joined Yankee Candle in February 1993 as Director of Employee Relations and has since held various positions of increasing responsibility in the Company’s Human Resources Department. Ms. LaCroix was appointed Vice President, Human Resources in December 2000 and promoted to her current position in 2003.

JAMES A. PERLEY is the Senior Vice President, General Counsel of the Company and since 2006 has served as Global Managing Director overseeing the Company’s international subsidiary. Prior to joining Yankee Candle in September 1999, Mr. Perley was Vice President and General Counsel of Star Markets Company, Inc., where he served from 1997 to 1999. From 1987 to 1997, Mr. Perley was a member of the Boston-based law firm of Hale and Dorr LLP, where he served as an Associate from 1987-1992 and as a Junior Partner from 1992-1997.

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

ROBIN P. SELATI has served as a director of Holdings since February 2007. Mr. Selati is a Managing Director of Madison Dearborn and joined the firm in 1993. Prior to joining Madison Dearborn in 1993, Mr. Selati was associated with Alex Brown & Sons Incorporated in the consumer/retail investment banking group. Mr. Selati also serves on the board of directors of Carrols Restaurant Group, Inc., Tuesday Morning Corporation, Ruth’s Hospitality Group, Inc. and BF Bolthouse Holdco LLC.

GEORGE A. PEINADO has served as a director of Holdings since February 2007. Mr. Peinado is a Managing Director of Madison Dearborn and joined the firm in 2004. Prior to joining Madison Dearborn in 2004, Mr. Peinado was with DLJ Merchant Banking Partners and Morgan Stanley & Co. Mr. Peinado also serves on the board of directors of CDW Corporation and BF Bolthouse Holdco LLC.

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

The Compensation Committee Report required by SEC rules is included on page 65 of this Annual Report.

Director Nomination Procedures

Pursuant to the unitholders agreement entered into in connection with the February 2007 merger, Madison Dearborn agreed that the initial Board of Managers of Holdings (the “Board”) shall consist of five members and include three members designated by Madison Dearborn, with the remaining two members being our Chief Executive Officer, who is currently Craig Rydin, and for so long as he remains an executive officer of the Company, Harlan Kent. Mr. Burman was appointed to the Board in October 2007. The composition of the board of directors or managers of each of Holdings’ subsidiaries shall be the same as that of the Board. In general, the Company’s obligations with respect to Board composition will terminate upon the earlier to occur of the consummation of a sale of the Company or the consummation of an initial public offering. At Madison Dearborn’s option, Madison Dearborn Board designees shall constitute a majority of any committees of the Board or the boards of directors of any subsidiary of Holdings.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

General Overview

On February 6, 2007, our predecessor public company (the “Predecessor”) merged with an entity formed by Madison Dearborn Partners LLC, a private equity firm (“Madison Dearborn”), and the Company became privately-held (the “Merger”). YCC Holdings LLC (“Holdings LLC”), an entity organized and controlled by Madison Dearborn, is the indirect parent of the Company.

While several components of our former executive compensation program remain largely unchanged following the Merger, the public company equity component of our prior compensation program has been replaced by an equity program more typical of privately held companies. In connection with the Merger each of our executive officers and certain members of senior management were given the opportunity to purchase equity in Holdings LLC as described below under “—Long-Term Incentives (Equity Awards).” Newly hired employees for certain senior management or other key positions, or employees promoted to such positions, are also eligible for equity awards under the program. Madison Dearborn believes that equity ownership by management further aligns the interests of our executive officers with those of our other equity investors and encourages our executive officers to operate the business in a manner that enhances the Company’s equity value. We do not currently anticipate that additional incentive equity will be issued to our executive officers on an annual basis as part of future compensation arrangements. The Company’s equity compensation is discussed in more detail below.

The Compensation Committee of our Board of Directors (the “Compensation Committee”), which in 2008 consisted of the non-employee members of the Board of Directors, is responsible for the administration of the Company’s executive compensation program. As such, decisions with respect to our Chief Executive Officer’s compensation are made by the Compensation Committee and those relating to the compensation of our other executive officers are made by the Compensation Committee in consultation with our Chief Executive Officer. As it has in the past, the Compensation Committee has retained and continues to work closely with an independent compensation consultant, Towers Perrin, to assist the Compensation Committee in its ongoing administration and review of the Company’s executive compensation program.

Throughout this analysis, our Chief Executive Officer, Chief Financial Officer and the other individuals included in the Summary Compensation Table below are collectively referred to as the “named executive officers.”

Compensation Objectives and Program Structure

The Company’s executive compensation philosophy is designed to achieve value for our investors by using all elements of executive compensation to reinforce a results-oriented management culture focusing on our financial and operating performance, the achievement of longer-term strategic goals and objectives, and specific individual performance. The objectives of our compensation policies are (i) to provide a level of compensation that will allow us to attract, motivate, retain and reward talented executives who have the ability to contribute to our success, (ii) to link executive compensation to our success through the use of bonus payments based in whole or in part upon our performance (or that of a particular business unit), (iii) to align the interests of the executives with those of our investors, including through management co-investment with Madison Dearborn in the equity ownership of Holdings LLC under its “Management Equity Plan” (as defined below), thereby providing incentive for, and rewarding the attainment of, objectives that inure to the benefit of our investors and (iv) to motivate and reward high levels of individual performance or achievement.

Overview of Compensation and Process

The Compensation Committee works with management and its independent compensation consultant, Towers Perrin, to administer and oversee a comprehensive executive compensation program covering those members of management at the Vice President level or higher, together with other key management personnel, if any, that may be included from time to time by the Company and the Compensation Committee in their discretion (the “Program”). The Compensation Committee annually reviews and approves our executive compensation philosophy, which sets forth the objectives of the Program and covers all elements of the Company’s rewards for executives, including base salary, annual cash incentive opportunities, equity incentive opportunities and other benefits, and serves as the basis for the Compensation Committee’s decisions regarding compensation of our senior management. The executive compensation philosophy and the resulting Program are designed to support the Company’s compensation objectives, the key elements of which are discussed below.

Among other services provided, Towers Perrin assists the Compensation Committee in evaluating the Program by providing information on general market pay practices and levels and those of our peer group and other comparable companies, and reviewing the Company’s pay policies as compared to those market practices. We would anticipate continuing to use the services of an independent consulting firm in the future on an as-needed basis in order to continue to provide advice and marketplace benchmarking data and to insure that our actual compensation practices remain competitive and consistent with our stated goals and executive compensation philosophy.

Peer Group. We are committed to providing competitive compensation opportunities to participants in the Program who are performing at a fully satisfactory level. Accordingly, as part of the Program the Compensation Committee’s consultant conducts extensive market research of comparable companies in order to develop the data necessary to establish appropriate market compensation levels. For purposes of determining market levels of compensation, we benchmark ourselves against a group of organizations within the retail/wholesale sector using industry surveys and other available data that reflect, to the extent possible, pay levels at such companies.

Given the fact that we are a manufacturer, retailer and wholesaler, finding the appropriate peer group is challenging. The organizations comprising our peer group have been selected over time based upon the following characteristics: (i) strong or emerging brands, (ii) strong financial performance (based on objective metrics such as earnings, growth, return on invested capital and other such measures), (iii) multi-channel business and distribution models and (iv) specialty retailing focus. The composition of our peer group is reviewed at least annually by the Compensation Committee. The peer group currently consists of publicly-traded companies, in large part because there is more publicly available compensation information from public companies.

In 2008 there were a total of 21 companies in the peer group. The companies comprising the peer group are:

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

The only change made to the peer group in 2008 was to remove Oakley, Inc. due to their acquisition in 2008. Given the number of companies in our peer group, minor changes in the peer group’s composition should not have a significant impact on year-to-year market pay levels targeted by the Company. We anticipate continuing to use peer group analysis to establish market compensation levels going forward. The peer group information is supplemented by additional market information provided by Towers Perrin, which typically includes a compilation of survey data and reports from national compensation consulting firms and Towers Perrin’s own market and research information.

Using the market information from our peer group, together with additional market information from Towers Perrin, the Compensation Committee estimates market rates of pay for base salary, total cash compensation (base salary, plus annual cash incentives) and total compensation (total cash, plus the expected value of long-term incentives). These market rates were used to create targeted salary and bonus ranges. The ranges for each component of cash compensation were developed to ensure they were competitive with the appropriate market and targeted at approximately the 50th percentile of the market (the “median”). Over time, depending upon budgetary considerations and other factors, most participants who are performing satisfactorily are intended to be provided total cash compensation generally consistent with the market median. With respect to long-term incentive awards, while the Compensation Committee continues to consider the long-term incentive practices of public companies in our peer group to guide its approach to structuring compensation opportunities for our senior management, as a privately-held company we now seek to provide equity opportunities to our senior management that are intended to be generally consistent with the practices of other comparable privately-held companies. Given the differences between public company and private company equity programs, the Compensation Committee weighs total cash compensation (base salary plus annual cash incentives) more heavily than total compensation (base salary, plus annual cash incentives, plus the annualized expected value of long-term incentives) when benchmarking against the peer group. As such, total compensation opportunities in a given year may not be completely aligned with those of our public company peer group.

The Program is structured to tie a significant portion of the executive’s overall compensation to the performance of the Company and/or specific business units within the Company through the use of performance-based reward elements such as annual and long-term incentives. The following elements were included in the Program in fiscal 2008:

•	Annual base salary;

•	Annual cash-based incentives (the “Management Incentive Plan” or “MIP”);

•	long-term equity-based incentives under the Company’s Management Equity Plan described below; and

•	other benefits based upon prevailing market norms.

The Company does not have a pre-established policy or target for the allocation between either cash and non-cash or short-term and long-term incentive compensation. Rather, the Compensation Committee reviews information provided by Towers Perrin to determine the appropriate level and mix of incentive compensation, with the goal of total cash compensation being targeted at approximately the 50th percentile of the market median developed using the Company’s peer group data and other market information. With respect to long-term incentive compensation, Madison Dearborn and the Compensation Committee believe that management’s co-investment and other equity incentive awards in Holdings LLC will provide long-term incentives to grow the Company’s overall equity value. As a result, it is currently anticipated that additional long-term equity incentive grants beyond those awarded in 2007 in connection with the Merger (or those made or to be made with respect to new management employees hired or promoted into eligible positions subsequent to the Merger) will not be made on an annual basis as was done previously by our public company Predecessor.

The following summary of our compensation plans should be read in conjunction with the narrative disclosure contained in the section entitled “Executive Compensation Tables.”

Base Salary. Each participant in the Program is provided a salary based upon market compensation levels for his or her specific position or job function. These market levels are based upon peer group compensation levels, compensation levels at other comparable companies as reported in market data surveys compiled by Towers Perrin and general market compensation information, all of which are considered to arrive at a market “going rate.” We provide a base salary to attract and retain executive officers and to compensate them for their services rendered during the fiscal year. An individual will be paid a base salary on the basis of his or her skills (based on training, education and experience), contributions over time and annual performance. In establishing base salaries for each of our executive officers, the Compensation Committee considers numerous factors, including (i) its assessment of the executive’s performance, (ii) the executive’s leadership in executing Company initiatives and his or her potential future contributions and ability to enhance long-term enterprise value, (iii) the nature and scope of the executive’s responsibilities, (iv) the executive’s contributions and importance to the Company, (v) the executive’s integrity and compliance with law and with our Code of Business Conduct and Ethics, and (vi) the executive’s historical compensation and the nature and extent of the executive’s other forms of compensation. Most participants who are performing satisfactorily will be provided salaries that are generally consistent with the market median based upon similarly-situated executives of the companies in our peer group. Variations to this objective may occur at the discretion of the Compensation Committee and Chief Executive Officer, as applicable, based on the experience level of the individual and market factors as well as Company performance, retention concerns and other individual circumstances. Each year, the participant’s salary will be reviewed and may be increased if warranted. In general, if a participant’s role and performance level have not changed significantly, and his or her salary is consistent with market levels of pay, the participant can typically expect a modest increase in base salary in a given year.

With respect to 2008, Mr. Rydin’s base salary was determined solely by the Compensation Committee, while the base salaries of the other executive officers were established and approved by the Compensation Committee based upon input and recommendations from Mr. Rydin.

Annual Cash Incentives (Bonuses). We believe that a significant portion of an executive’s compensation should be tied to our performance. Therefore, in addition to a base salary, we provide a Management Incentive Plan (the “MIP”) which constitutes the variable, performance-based component of an executive’s cash compensation. The MIP is designed to reward members of management and other key individuals for performance within the applicable fiscal year. The MIP provides for a target incentive opportunity for each participant consistent with market practice for his or her position or job function. If the Company, business unit (if applicable) and individual performance are each at target levels (as pre-approved by the Compensation Committee), the participant’s total cash compensation (base salary, plus MIP incentive) is designed to be competitive with market practice for that role (i.e., generally consistent with the 50th percentile of market ranges established using the peer group and other market data provided by Towers Perrin). If performance is above or below target, total cash compensation is likewise designed to be above or below market levels, respectively.

The MIP is structured to provide a “pool” of incentive dollars based on our attainment of certain financial and operating results for the applicable year established and pre-approved by the Compensation Committee. The Company’s actual performance versus the pre-established performance objective determines the actual funding of the MIP incentive pool. The actual pool may exceed the target pool, or may be less than target, or even zero, based on our actual performance during such fiscal year. In addition, under the terms of the MIP the Compensation Committee may also in its discretion consider additional factors in determining the actual funding level of the MIP incentive pool.

The financial and operating metric used to measure Company performance under the MIP, as determined by the Compensation Committee, is “Adjusted EBITDA.” For MIP purposes, “Adjusted EBITDA” is defined as net income before net interest expense, income taxes, depreciation and amortization, amortization of deferred financing costs, equity compensation expense, expenses related to the Merger, any purchase price accounting adjustments as a result of the Merger, and any other nonrecurring or similar costs as may be deemed appropriate by the Board of Directors or Compensation Committee in its discretion. As a privately held company, the Compensation Committee believes that Adjusted EBITDA is a very important financial and operating metric to our investors and that using it as the measure of Company performance under the MIP will best align the interests of management with those of our investors.

The 2008 Adjusted EBITDA objective was established by the Compensation Committee in February 2008. In establishing the pre-approved Adjusted EBITDA performance targets used for purposes of the MIP incentive payments, the Compensation Committee seeks to establish an Adjusted EBITDA level that is not easily attainable and is instead intended to require a level of Company financial performance commensurate with that which could reasonably be expected to reward the Company’s equity holders. The Adjusted EBITDA targets are generally based upon the Company’s approved operating budget for the applicable fiscal year, as modified by the Compensation Committee in its discretion, based upon various factors it deems relevant (including, by way of example, its view of the expected level of difficulty of attaining the approved budget).

Each individual participant’s target MIP incentive bonus payment is established annually by the Compensation Committee and expressed as percentage of the participant’s base salary earned in the fiscal year. The applicable percentage used to establish the participant’s target MIP award is based upon the participant’s position in the Company, performance and market benchmarks. Actual incentive bonus awards paid to individual participants are generally based upon the following factors:

Company Performance. As noted above, the funding of the overall MIP pool is determined by the Company’s actual performance versus its Adjusted EBITDA target (the “Company Portion”). Performance under the Company Portion of the incentive objective determines an initial award level for each MIP participant which may vary between 0% and 200% of a participant’s target award depending upon the Company’s actual Adjusted EBITDA performance. If actual Adjusted EBITDA exceeds the targeted Adjusted EBITDA, participants would receive an initial award (subject to adjustment as provided below) in excess of 100% of his or her target. If actual Adjusted EBITDA was less than the targeted Adjusted EBITDA, participants would receive an initial award (subject to adjustment as provided below) less than 100% of his or her target. The amount of any initial award above or below target is determined, based on actual Company performance as compared to target, using an award calibration schedule developed by Towers Perrin based upon market practices and approved by the Compensation Committee and included in the MIP. If the Company’s actual Adjusted EBITDA for the applicable fiscal year does not meet or exceed a pre-approved minimum threshold, participants would typically not receive any award and no other performance factors will be considered.

Business Unit Performance. For certain participants who work within one of our business units, a portion of their MIP target bonus amount is also tied to the segment profit achieved by such business unit as compared to the segment profit objective pre-determined by the Compensation Committee. Actual segment profit performance of the applicable business unit, as compared to this pre-determined objective, is then used as a “multiplier” to increase or decrease the initial award level established using the Company Portion. This multiplier factor will range from 0.0 to 1.50 based upon the actual segment profit performance and a range of corresponding multipliers pre-approved by the Compensation Committee. The MIP provides for a range of segment profit performance (e.g., 95% to 99% of the pre-approved segment profit target) and with respect to each such performance range assigns a corresponding range of multipliers to be applied by the Compensation Committee (e.g., .75 to .99). Based upon input from management, the Compensation Committee will determine the multiplier to be used. While there are no express factors which must be considered by the Compensation Committee in establishing a particular multiplier, among the factors that may be considered by the Compensation Committee are the relative performance of the Company or business unit as compared to its peers or the market generally, unforeseen economic conditions, matters beyond the Company’s control, other matters or conditions not foreseen at the time the segment profit target was established, the prior history of MIP payouts, the current status of the Company’s total cash and total direct compensation in relation to its peer group, retention concerns and other matters that the Compensation Committee may deem appropriate. If actual segment profit falls below the pre-approved segment profit minimum threshold established by the Compensation Committee, the multiplier factor will be zero, and participants in the applicable business unit will earn a reduced bonus for the year.

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

Based upon fiscal year-end results, the funding of the pool is reviewed and approved by the Compensation Committee, and may be modified upward or downward in the Committee’s discretion (by way of example only, based upon factors such as intervening economic, market or industry factors that may be beyond the Company’s control or other circumstances, actions or events impacting the Company’s financial or operating results that were not contemplated by the Compensation Committee when establishing the performance objectives). Once established and approved by the Compensation Committee, the pool of dollars is allocated among MIP participants based on a combination of the above factors. Actual allocations of awards to individual participants are determined by the Chief Executive Officer and the Company’s Salary Committee (consisting of the Chief Executive Officer, Chief Financial Officer, Senior Vice President, Human Resources and Vice President, Human Resources), based on input from a participant’s direct manager, as well as senior management. All awards made to the Company’s executive officers are reviewed and approved by the Compensation Committee. The Compensation Committee is also responsible for determining the annual incentive amount for the Chief Executive Officer.

In 2008, the Company’s actual Adjusted EBITDA performance as determined by the Compensation Committee for MIP purposes was $189.1 million, which was approximately ninety percent (90%) of its pre-approved Adjusted EBITDA target established in February 2008. Based upon the calibration methodology contained in the MIP, and prior to the exercise of any discretion by the Compensation Committee as permitted under the MIP, this actual Adjusted EBITDA performance would have resulted in the funding of the overall MIP pool in an amount equal to approximately 21% of the amount that would have been funded if the pre-approved Adjusted EBITDA target performance had been achieved. However, over a course of several meetings the Compensation Committee discussed the Company’s performance in 2008 in the context of the unprecedented economic conditions, the severity of which was unanticipated by the Company and the Compensation Committee when the original Adjusted EBITDA target was established in February 2008, and in light of those conditions and other factors, the Compensation Committee considered the appropriate use of its discretion under the MIP to provide for additional funding of the MIP incentive pool. The primary factors in the Compensation Committee’s exercise of its discretion were the unprecedented nature of the macro-economic and financial conditions in 2008, the Company’s strong relative performance compared to other comparable companies, the Company’s successful management of productivity and expense initiatives and resulting ability to “claw back” EBITDA to levels disproportionately greater than the revenue lost as a result of the macro-economic conditions, the Company’s ability to manage its cash flow and pay down its debt ahead of schedule despite the economic conditions, the desire to reward and incent strong performers in 2008 and several matters beyond the Company’s reasonable control which negatively impacted the Company during the year (e.g., the bankruptcy of a significant wholesale customer). As a result of these and other considerations, the Compensation Committee ultimately elected to fund the 2008 MIP incentive pool at a level equal to 50% of the amount that would have been funded had the Company achieved its pre-approved Adjusted EBITDA target for the fiscal year. In approving this funding level, the intent of the Compensation Committee as communicated to management was that a 21% “base” funding level be allocated generally to most individuals and that the additional 29% funding pool be distributed more narrowly via the CEO’s discretion to primarily reward strong 2008 performance, high potential and/or key individuals. Given the unprecedented circumstances in 2008, and the resulting discretionary funding approved by the Compensation Committee, management did not strictly follow the mathematical calculations and multipliers of the MIP plan design in making its individual MIP awards, although the same factors (company performance, business unit performance and individual performance versus key performance objectives) were used to determine the awards. Participants whose performance in 2008 met or exceeded expectations were initially allocated an amount equal to 21% of their individual incentive target amount, and those initial allocations were then increased based upon business unit performance where applicable. As a final step, additional adjustments were made to reward strong 2008 performance and high potential or key individuals. The awards made to the named executive officers are reflected in the Summary Compensation Table set forth below. Each of the named executive officers received between 50% and 55% of their respective target incentive payments, with the exception of Mr. Hartman who received 80% of his target incentive payment. Mr. Hartman’s award level relative to those of the other named executive officers was primarily in recognition of his leadership, as Chief Financial Officer, of the Company’s successful management of productivity and expense initiatives and the impact of those initiatives on the Company’s 2008 performance.

Long-Term Incentives (Equity Awards). In connection with the 2007 Merger, we entered into new equity arrangements with certain members of senior management of the Company (“Management Investors”). The new equity consists of ownership interests in Holdings LLC issued pursuant to the YCC Holdings LLC 2007 Incentive Equity Plan adopted on February 6, 2007 (as amended from time to time, the “Management Equity Plan”). The objective of the Management Equity Plan is to align the interests of management with those of Madison Dearborn and the Company’s other investors through direct personal investment that provides the potential for financial benefit to management if it operates the Company in a manner that enhances the equity value of the Company. The value of these investments will only be realized to the extent that significant equity value in the Company is created and realized in the future.

Class A Common Units. Upon the closing of the Merger, certain eligible Management Investors purchased Class A common units in Holdings LLC totaling in the aggregate approximately 0.96% of Holdings LLC’s total Class A common units. The remaining Class A common units available at the time of the Merger were purchased by investment funds affiliated with Madison Dearborn in connection with the consummation of the Merger. The purchase price paid by the Management Investors for the Class A common units in connection with the Merger was $101.22 per unit, the same as that paid by Madison Dearborn in connection with their purchase of Class A common units. These Class A common units were not considered by Madison Dearborn to be compensatory in nature but were instead deemed to be a co-investment opportunity afforded to the eligible Management Investors. Holders of Class A common units are entitled to a return of their capital investment in the Class A common units prior to the Class B common units having any rights to distributions, including in connection with a sale or other liquidation or dissolution of the Company. Thereafter, all units will participate in any residual distributions of the Company on a pro rata basis. The Class A common units are not subject to vesting. Each Management Investor has the right to require the Company to repurchase the Class A common units at original cost if the Company terminates him or her without cause or he or she resigns for good reason prior to the second anniversary of the closing of the Merger.

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

In initially structuring and determining participation in the Management Equity Plan, as well as specific amounts provided to each participant thereunder, Madison Dearborn considered the practices of other comparable privately-held companies (including other companies in which it holds an investment) as well as the required returns Madison Dearborn will provide its investors. The Compensation Committee believes the opportunities provided to the Company’s senior management through the long-term equity incentive awards are competitive with typical practice in the private company/management buy-out sector. As opposed to the Company’s practice during the time it was a public company, the Company does not currently anticipate that it will be making any subsequent grants or awards to current equity holders under the Management Equity Plan in the near future.

Other Programs and Perquisites. We also provide our named executive officers, among others, with 401(k) and nonqualified deferred compensation matching programs, and certain named executive officers are provided a car allowance (typically determined by position and/or anticipated travel demands). Specifically, under our 401(k) Plan, we provided a discretionary match for the 2008 plan year that was equal to 50% of the first 4% of a participant’s eligible earnings up to a maximum of 2% of eligible earnings, which match was paid on a weekly basis throughout the year. In 2009, the Compensation Committee has approved an amendment to our 401(k) Plan reducing the amount of the weekly discretionary match to 25% of the first 4% of eligible earnings and providing for an additional discretionary match, based on the Company’s performance at the end of the fiscal year, which may be awarded at the discretion of the Compensation Committee. Under our nonqualified deferred compensation program an eligible participant may defer up to 100% of total annual salary and incentive compensation. The program will match 100% of the first $10,000 deferred and 50% of the next $20,000 deferred, up to a maximum matching contribution of $20,000. Vehicles are provided to certain executives based on the travel required in their position and their level at the Company. The Company either leases a vehicle for eligible executives or provides a monthly vehicle allowance. We provide such perquisites and other personal benefits as we believe are reasonable and consistent with our overall compensation program to better enable us to attract and retain superior employees for key positions.

Welfare Benefits. The named executive officers are offered health coverage, life and disability insurance under the same programs as all other salaried employees.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, and recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K. The members of the Compensation Committee in 2008 were Robin P. Selati, George A. Peinado, Richard H. Copans and Terry Burman.

Robin P. Selati
George A. Peinado
Richard H. Copans
Terry Burman

Executive Compensation Tables

Summary Compensation Table

The following table summarizes the total compensation earned in 2008, 2007 and 2006 by our named executive officers:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
			(d)	(e)	(f)		(g)	(h)	(i)	(j)
(a)	(b)	(c)	(1)	(2)	(3)		(4)	(5)	(6)	(7)
Craig W. Rydin
Chairman and Chief Executive Officer	2008 2007 2006	$879,327 843,654 774,228	$244,013 155,000 —	$180,983 1,056,377 1,188,045	$	— 1,018,011 442,753	$230,823 776,162 1,022,000	— — —	$27,164 79,750 54,493	$1,562,310 3,928,954 3,481,519
Harlan M. Kent
President and Chief Operating Officer	2008 2007 2006	$499,386 467,654 450,000	$103,935 90,000 —	$135,732 299,350 323,128	$	— 470,730 283,934	$98,317 350,754 400,950	— — —	$27,250 43,208 40,200	$864,620 1,721,696 1,498,212
Bruce L. Hartman (8)
Senior Vice President, Finance and Chief Financial Officer	2008	$451,923	$170,036	$93,200		$—	$83,041	—	$28,800	$827,000
Stephen Farley
Senior Vice President, Retail	2008 2007 2006	$379,733 365,352 341,271	$88,005 157,440 —	$54,293 118,071 80,155	$	— 273,075 108,724	$26,864 128,274 331,715	— — —	$31,800 32,600 26,975	$580,695 1,074,812 888,840
Richard R. Ruffolo
Senior Vice President, Brand, Marketing and Innovation	2008 2007 2006	$374,631 351,260 337,750	$40,030 101,400 —	$45,241 110,030 80,163	$	— 223,720 73,953	$44,244 135,081 145,908	— — —	$24,600 23,596 117,407	$528,746 945,087 755,181
Edward R. Medina (9)	2008	$224,519	$21,329	$8,141		$—	$23,575	—	$24,490	$302,054
Vice President, Finance Principal Accounting Officer and Controller	2007 2006	191,240 174,327	52,500 —	38,168 25,801		119,894 66,273	100,000 69,190	— —	4,075 6,351	505,877 341,942

(1)	With respect to 2008, this column represents amounts paid to the named executive officers under the Company’s 2008 Management Incentive Plan pursuant to the Compensation Committee’s exercise of its discretion as provided under the Plan in excess of the incentive award payments that would have been paid pursuant to the terms of the MIP based upon the Company’s achievement of its pre-approved performance target and prior to the exercise of such discretion. The Committee believes these payments were made pursuant to the MIP, which expressly contemplates the exercise of discretion by the Committee and the CEO, but the Company is reporting these amounts separately from those in column (g) in accordance with applicable SEC guidance. The amounts paid based upon the formula in the MIP are presented in column (g). The factors considered by the Committee in exercising its discretion are described above under “Compensation Discussion and Analysis – Annual Cash Incentives (Bonus).” With respect to 2007, this column represents one-time payments made to the named executive officers in connection with the February 2007 Merger under the Special Retention Bonus Plan established by the Predecessor for each employee remaining employed by the Company through the date three months following the change of control in 2007.
(2)	This column represents the dollar amount recognized by the Company for financial statement reporting purposes in accordance with SFAS 123R during the applicable fiscal year. With respect to the 2008 fiscal year, the amounts represent the portion of the fair value of the Class B or Class C units granted to the applicable executive that was recognized in fiscal 2008. With respect to the 2007 and 2006 fiscal years the amounts include the amounts recognized in the applicable fiscal year with respect to (i) the fair value of performance shares and restricted stock awards granted in 2006 as well as prior fiscal years, including amounts recognized due to the acceleration of vesting in connection with the Merger, for the period of December 31, 2006 to February 5, 2007 (i.e., prior to the Merger), and (ii) the fair value of Class B common units issued to the named executive officer during 2007. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. See the “Grants of Plan-Based Awards” table for information on awards granted in fiscal 2008. These amounts reflect the Company’s accounting expense for these awards, and do not necessarily correspond to the actual value that will be recognized by the named executive officers. Please refer to Note 5 in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for the year ended January 3, 2009 for the relevant assumptions used to determine the compensation expense for our unit awards.
(3)	This column represents the dollar amount recognized by the Company for financial statement reporting purposes in accordance with SFAS 123R with respect to the 2006 fiscal year and the period of December 31, 2006 to February 5, 2007 (i.e., prior to the Merger) for the fair value of stock options granted to each of the named executive officers in 2007 as well as prior fiscal years, including amounts recognized due to acceleration of vesting in connection with the Merger. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. In February 2007, all such awards vested and were exchanged for cash payments in connection with the Merger. No stock option awards were granted in fiscal 2007 or fiscal 2008. These amounts reflect the Company’s accounting expense for these awards, and do not correspond to the actual value recognized by the named executive officers. Please refer to Note 5 in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for the year ended January 3, 2009 for the relevant assumptions used to determine the compensation expense for our option awards.
(4)	This column represents amounts earned during the corresponding fiscal year (and paid in the subsequent fiscal year) under the Company’s Management Incentive Plan, which are described below under “Management Incentive Plan.”

(5)	The Company has no defined benefit pension plans. Earnings under the Company’s nonqualified deferred compensation plans are not “above market.” The Company’s deferred compensation plan provides for investment options through a third party administrator in a variety of mutual funds all of which are widely available. See the text accompanying the “Non-Qualified Deferred Compensation” table below for a description of this plan.
(6)	The dollar value of the amounts shown in this column for 2008 include the following:

	Vehicle Expense	Matching Contributions Under 401(k) Plan	Executive Deferred Compensation Plan Matching Contributions(a)
Craig W. Rydin	$2,564	$4,600	$20,000
Harlan M. Kent	$2,650	$4,600	$20,000
Bruce L. Hartman	$8,800	$—	$20,000
Stephen Farley	$7,200	$4,600	$20,000
Richard R. Ruffolo	$—	$4,600	$20,000
Edward R. Medina	$—	$4,490	$20,000
(a) Amounts in this column represent amounts earned in 2008 and contributed to the plan in 2009.

(7)	The salary plus bonus plus the management incentive plan cash compensation received and reported in the Summary Compensation Table for 2008 represents between 81% and 89% of the total compensation received and reported for each named executive officer.
(8)	Mr. Hartman joined the Company on January 28, 2008.
(9)	Mr. Medina is not an executive officer of the Company but during the portion of 2008 prior to Mr. Hartman’s employment he performed the duties and functions of the Company’s Principal Financial Officer and is therefore included as a “named executive officer” for these purposes.

Grants of Plan-Based Awards

The following table summarizes information regarding awards granted under the Company’s equity and non-equity incentive plans during 2008:

Name	Grant Date	Board Approval Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock or Units (#) (3)	Grant Date Fair Value of Stock Awards (4)
			Threshold ($) (2)	Target ($)	Maximum ($)
(a)	(b)		(c)	(d)	(e)	(i)	(l)
Craig W. Rydin
-2008 Management Incentive Plan			$44,000	$880,000	$1,776,000
Harlan M. Kent
-2008 Management Incentive Plan			$18,750	$375,002	$750,003
Bruce L. Hartman
-2008 Management Incentive Plan			$15,817	$316,346	$632,692
-Class C Common Units	6/27/08	6/27/08				36,328	$498,420
Stephen Farley
-2008 Management Incentive Plan			$10,450	$209,003	$418,007
Richard R. Ruffolo
-2008 Management Incentive Plan			$8,438	$168,751	$337,502
Edward R. Medina
-2008 Management Incentive Plan			$4,500	$90,000	$180,000

(1)	These columns show the potential value of the payout for each named executive officer under the MIP in 2008 if the threshold, target and maximum goals are satisfied. The methodology for determining payout is based on Company performance (based on Adjusted EBITDA), business unit performance (if applicable) and individual performance as described above under “Compensation Discussion and Analysis – Annual Cash Incentives (Bonuses)”. In 2008, the Company’s actual Adjusted EBITDA was below its pre-approved Adjusted EBITDA objective. Based upon the Company’s actual Adjusted EBITDA performance and the Compensation Committee’s consideration of numerous other factors as described above under “Compensation Discussion and Analysis – Annual Cash Incentives (Bonuses)”, the Compensation Committee funded the MIP pool at an amount equal to 50% of the targeted amount had the Company achieved its pre-approved 2008 Adjusted EBITDA target. Actual bonus payments for the fiscal year are listed in columns (d) and (g) of the “Summary Compensation Table”.
(2)	Under the 2008 MIP, if the Company’s actual Adjusted EBITDA is less than 85% of the pre-approved Adjusted EBITDA target, then the Company Portion of the MIP award is $0 and no bonus payments would be made. The amounts shown in this column reflect the amounts that would theoretically be paid under the Company Portion of the 2008 MIP assuming (i) the Company achieved the 85% “threshold” Adjusted EBITDA performance and (ii) no adjustments to that award were made under the Business Performance or Individual Performance components of the 2008 MIP.

(3)	The amounts in this column reflect the number of Class C common units of Holdings LLC issued to the named executive officer in connection with the commencement of his employment during 2008.
(4)	The “fair value” shown in this column represents the value established by the Company as of the grant date for financial statement reporting purposes in accordance with SFAS 123R. These amounts reflect the Company’s accounting expense for these awards, and do not necessarily correspond to the actual value that will be recognized by the named executive officers.

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

During the term of the Employment Agreement, the Company will pay Mr. Rydin a base salary of $845,000 per year, subject to annual review. Mr. Rydin is also eligible for an annual bonus based on the achievement of targeted performance objectives as established by the Board of Directors in consultation with Mr. Rydin as the Chief Executive Officer. The Employment Agreement provides for a target bonus percentage equal to 100% of his base salary, but the bonus percentage may be reduced to 85% of his base salary based on performance that only meets certain threshold performance objectives and may be increased to as high as 200% of his base salary for performance that significantly exceeds the targeted performance objectives.

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

In addition, if any Executive Committee officer, including Mr. Rydin, is terminated without “cause” (as defined in the executive’s severance agreement and described below under “—Termination and Change in Control Arrangements”) within the two years following the closing of the Merger, and as a result becomes subject to an excise tax under Section 4999 of the Code, the Board of Directors and Mr. Rydin will in good faith determine the amount of any payment to be made to such executive committee officer to offset in whole or in part the cost of such excise tax, provided that in no event will the aggregate of all such payments made to all Executive Committee officers exceed $2 million. As used herein, the Executive Committee officers are Craig Rydin, James Perley, Mike Thorne, Paul Hill, Bruce Hartman, Martha LaCroix, Steve Farley, Harlan Kent and Richard Ruffolo.

In September 2006, all of the named executive officers (except for Mr. Hartman who entered into such an agreement in connection with his hiring in 2008) signed Executive Severance Agreements with the Company described below under “—Termination and Change in Control Arrangements.” Additionally, Mr. Kent’s prior employment agreement with the Company was terminated upon completion of the Merger in February 2007.

Mr. Rydin’s Employment Agreement was amended in 2008 to comply with Internal Revenue Code Section 409A. Specifically, the Agreement was revised to clarify that “gross-up” payments would be calculated at the actual tax rate as required by Section 409A. In addition, all Executive Severance Agreements were amended in 2008 to comply with Internal Revenue Code Section 409A. Revisions did not impact the amount of payments or other benefits provided under the Severance Agreements.

On March 5, 2009 the Company filed a Current Report on Form 8-K announcing that the Board of Managers of Holdings and the Boards of Directors of the Company had approved a plan of transition whereby Harlan M. Kent, the current President and Chief Operating Officer of the Company, was appointed President and Chief Executive Officer of the Company, and of Holdings and all subsidiaries of the Company, such appointment to be effective as of October 1, 2009 subject to the terms and conditions of an employment agreement between the Company and Mr. Kent. Mr. Kent will succeed Craig W. Rydin, the current Chairman and Chief Executive Officer of the Company. Mr. Rydin will continue to serve as CEO until October 1, 2009, at which time he will be named Executive Chairman of the Board of Directors of the Company. Mr. Rydin will serve in that capacity until October 1, 2010, at which time he will become Non-Executive Chairman of the Board of the Company. The Company entered into new employment agreements with Messrs. Rydin and Kent with respect to the above transition, copies of which were filed with the Form 8-K and are incorporated by reference in this Annual Report on Form 10-K.

Management Incentive Plan

The MIP is structured to provide an initial funding pool, the size of which is typically determined by the Company’s annual Adjusted EBITDA performance compared to a pre-determined annual Adjusted EBITDA target. This comparison was also used to establish the initial award level for each participant under the MIP (the “Company Portion”). As described above under “Compensation Discussion and Analysis – Annual Cash Incentives (Bonuses)”, a participant’s award in the MIP will typically then be adjusted based upon business unit performance, where applicable, and individual performance. Individual awards may be further adjusted by the Committee or the Chief Executive Officer pursuant to discretion afforded under the terms of the MIP. See “Compensation Discussion and Analysis – Annual Cash Incentives (Bonuses)” for a more detailed discussion of the structure of the MIP and the factors considered by the Committee and the Company in administering the MIP and the payments in respect of 2008 under the MIP.

Individual targets under the MIP are determined as a percentage multiplied by base salary earned in the fiscal year. The percentage is set based upon a participant’s level in the Company, performance goals and market rates. For the named executive officers, the 2008 MIP bonus targets were as follows: Mr. Rydin (100%), Mr. Kent (75%), Mr. Hartman (70%), Mr. Farley (55%), Mr. Ruffolo (45%) and Mr. Medina (40%).

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding equity awards held by our named executive officers at the end of fiscal 2008:

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
	(g)	(h)
(a)	(1)	(2)
Craig W. Rydin 2/6/07 Class B Common Units	58,668	$0
Harlan M. Kent 2/6/07 Class B Common Units	44,002	$0
Bruce L. Hartman 6/27/08 Class C Common Units	29,535	$0
Stephen Farley 2/6/07 Class B Common Units	17,601	$0
Richard R. Ruffolo 2/6/07 Class B Common Units	14,668	$0
Edward R. Medina 2/6/07 Class B Common Units	2,641	$0

(1)	Represents the number of unvested Class B or Class C common units held by the named executive officer. Class B and Class C common units are subject to a five-year vesting period, with 10% of the units vesting immediately upon the date of purchase or grant and the remainder vesting daily beginning on the six month anniversary of the purchase or grant date, continuing over the subsequent 54 month period.
(2)	Represents the value as of January 3, 2009 as determined based upon a valuation analysis of the “fair market value” (as defined in the Company’s applicable equity documents) of total Company equity performed on a quarterly basis.

Option Exercises and Stock Vested

The following table summarizes the number of Class B and/or Class C common units which vested in 2008 for each of our named executive officers:

	Stock Awards
Name	Number of Shares Acquired On Vesting (#) (1)	Value Realized On Vesting ($) (2)

(a)	(b)	(c)
Craig W. Rydin
-Class B units	19,274	$—
Harlan M. Kent
-Class B units	14,455	$—
Bruce L. Hartman
-Class C units	6,793	$—
Stephen Farley
-Class B units	5,782	$—
Richard R. Ruffolo
-Class B units	4,818	$—
Edward R. Medina
-Class B units	867	$—

(1)	Class B and Class C common units are subject to a five-year vesting period, with 10% of the units vesting immediately upon the date of purchase or grant and the remainder vesting daily beginning on the six month anniversary of the purchase or grant date, continuing over the subsequent 54 month period.
(2)	Because Class B and Class C common units vest on a daily basis, it is not practical to present a cumulative value as of each vesting date. No value is realized as a result of vesting of the Class B and Class C common units. See “– Compensation Discussion and Analysis – Long-Term Incentive (Equity Awards) – Class B Common Units” and “– Compensation Discussion and Analysis – Long-Term Incentive (Equity Awards) – Class C Common Units” for a description of the vesting of the Class B and Class C common units.

Non-Qualified Deferred Compensation

The following table summarizes the benefits to our named executive officers under our Executive Deferred Compensation Plan:

Name (a)	Executive Contributions in Last FY ($) (b) (1)	Registrant Contributions in Last FY ($) (c) (2)	Aggregate Earnings in Last FY ($) (d) (3)(4)	Aggregate Withdrawals/ Distributions ($) (e)	Aggregate Balance at Last FYE ($) (f) (5)

Craig W. Rydin	$30,000	$20,000	$(36,093)	0	$41,117
Bruce Hartman	$30,000	$20,000	$(33,665)	0	$26,335
Harlan M. Kent	$30,000	$20,000	$(41,427)	0	$41,076
Stephen Farley	$30,000	$20,000	$(34,846)	0	$45,621
Richard R. Ruffolo	$30,000	$20,000	$(38,143)	0	$41,857
Edward R. Medina	$40,000	$20,000	$(8,024)	0	$31,977

(1)	With respect to Messrs. Rydin, Hartman, Farley and Ruffolo, the amounts in this column represent amounts deferred by the named executive officer from base salary paid in 2008 and are therefore also included in the amounts reported in column (c) of the Summary Compensation table for 2008. With respect to Mr. Kent, the amount in this column represents contributions deferred by Mr. Kent from his 2007 MIP bonus payment (paid in March 2008) and is therefore also included in the amount reported in column (g) of the Summary Compensation Table for 2007. With respect to Mr. Medina, the amount in this column represents contributions deferred by Mr. Medina from his base salary paid in 2008 and his 2007 MIP bonus payment (paid in March 2008) and is therefore also included in the amounts reported in column (c) of the Summary Compensation Table for 2008 and column (g) of the Summary Compensation Table for 2007.
(2)	The amounts in this column are also reflected in column (i) of the Summary Compensation Table. Amounts in this column represent amounts earned in 2008 and contributed to the plan in 2009.
(3)	Earnings on deferred compensation are not included in the Summary Compensation Table because the earnings are not considered above-market or at a preferential rate of earning.
(4)	Amounts in this column represent the aggregate earnings and/or (losses) for the plan year ended January 3, 2009.
(5)	With respect to Messrs. Rydin, Kent, Farley and Ruffolo, the amounts in this column also include (i) a Registrant Contribution of $20,000 made by the Company in 2007 to the named executive officer, which amounts are therefore reported in column (i) of the Summary Compensation Table for 2007, and (ii) Executive Contributions of $30,000 by the named executive officer made in 2007. With respect to Messrs. Rydin, Farley and Ruffolo, these Executive Contribution amounts were deferred from base salary paid in 2007 and are therefore included in the amounts previously reported in column (c) of the Summary Compensation table for 2007. With respect to Mr. Kent, the 2007 Executive Contribution amount was deferred by Mr. Kent from his 2006 MIP bonus payment (paid in 2007) and is therefore included in the amount previously reported in column (g) for 2007.

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

Termination and Change in Control Arrangements

Assuming each named executive officer’s employment was terminated under each of the circumstances set forth below on January 3, 2009, the estimated values of payments and benefits to each named executive officer are set forth in the following table:

Name	Benefit(1)	Termination without Cause more than 24 months after a Change in Control (1)	Termination without Cause or Voluntary Termination for Good Reason by the Executive within 24 Months of a Change in Control (2)	Voluntary Termination by the Executive without Good Reason
Craig W. Rydin	Cash Severance (3)	$2,640,000	$4,400,000	—
	Medical and Dental Benefits (4)	$12,873	$12,873	—
	Outplacement Services	$10,000	$10,000	—
	Repurchase of Class A common units (5)	—	$2,304,982
	Total (6)
Harlan M. Kent	Cash Severance (3)	$1,125,000	$1,687,500	—
	Medical and Dental Benefits (4)	$12,357	$12,357	—
	Outplacement Services	$10,000	$10,000	—
	Repurchase of Class A common units (5)	—	$248,799
	Total (6)
Stephen Farley	Cash Severance(3)	$589,000	$798,000	—
	Medical and Dental Benefits (4)	$9,293	$9,293	—
	Outplacement Services	$10,000	$10,000	—
	Repurchase of Class A common units(5)	—	$51,420
	Total (6)
Richard R. Ruffolo	Cash Severance (3)	$543,750	$712,500	—
	Medical and Dental Benefits (4)	$9,293	$9,293	—
	Outplacement Services	$10,000	$10,000	—
	Repurchase of Class A common units(5)	—	$76,219	—
	Total (6)
Bruce Hartman	Cash Severance (3)	$1,100,000	$1,625,000	—
	Medical and Dental Benefits (4)	$13,934	$13,934	—
	Outplacement Services	$10,000	$10,000	—
	Repurchase of Class A common units (5)	—	—	—
	Total (6)
Edward R. Medina	Cash Severance (3)	$202,500	$292,500	—
	Medical and Dental Benefits (4)	$4,647	$4,647	—
	Outplacement Services	$10,000	$10,000	—
	Repurchase of Class A common units(5)	—	$37,654	—
	Total (6)

(1)	The consummation of the Merger in February 2007 constituted a “change in control event” (as defined below) under the executive severance agreements. The executive severance agreements provide for differing levels of certain benefits if the named executive officer was terminated within 24 months of the Merger, which would have been the case in the event of a hypothetical termination as of January 3, 2009. None of the named executive officers were terminated on a date that is within 24 months following the Merger (February 7, 2009). The amounts in this column therefore reflect the estimated values of payments and benefits to each named executive officer if his employment is terminated after February 7, 2009. Had there been a termination as of January 3, 2009, the estimated values of payments and benefits to each named executive officer would be calculated in accordance with the column “Termination without Cause or Voluntary termination for Good Reason by the Executive within 24 months of a Change in Control.”
(2)	The amounts in this column represent the value of payments and benefits to a named executive officer if there had been a termination without cause or voluntary termination on January 3, 2009, which would have been within 24 months of the Merger. None of the named executive officers were actually terminated as of a date within 24 months of the Merger (i.e., prior to February 7, 2009).
(3)	Under the column “Termination without Cause or Voluntary termination for Good Reason by the Executive within 24 Months of a Change in Control,” these amounts represent: (i) cash severance in the form of a one-time payment of the following percentages of the sum of the individual’s base salary plus incentive award target under the MIP: Mr. Rydin – 200%; Messrs. Kent and Hartman – 150%; Messrs. Farley and Ruffolo – 100%; and Mr. Medina – 50%, plus (ii) a one-time payment of 100% of the incentive award target under the MIP, based on the assumption that the named executive officer was terminated on the last day of fiscal 2008.

Under the column “Termination without Cause more than 24 Months after a Change in Control,” these amounts represent: (i) cash severance in the form of continued payment of base salary, in accordance with regular payroll practices (subject to applicable delay periods for benefits that constitute nonqualified deferred compensation under Section 409A of the Internal Revenue Code), for the following periods: Mr. Rydin – two years; Messrs. Kent and Hartman – 18 months; Messrs. Farley and Ruffolo – one year, and Mr. Medina – 6 months; plus (ii) a one-time payment of 100% of the incentive award target under the MIP, based on the assumption that the named executive officer was terminated on the last day of fiscal 2008.

(4)	These amounts represent payment of insurance premiums by the Company for continued health and dental benefits as if the named executive officer were still an active employee of the Company, for the following periods after termination of employment: Mr. Rydin –two years; Messrs. Kent and Hartman – 18 months; and Messrs. Farley and Ruffolo – one year. The amount is based on the type of insurance coverage we carried for each named executive officer as of January 3, 2009 and is valued using the assumptions used for financial reporting purposes.
(5)	Pursuant to the Class A unit purchase agreement, if, at any time prior to the second anniversary of the date of such agreement, the executive is terminated by the Company without “cause” or the executive resigns for “good reason” (each as defined in the unit purchase agreement), the executive may elect to require the Company to repurchase all, but not less than all, of the executive’s Class A common units pursuant to the terms of a “put option.” The purchase price for the repurchased Class A common units is the original cost of such units paid by the executive. Original cost for units purchased in connection with the merger transactions was $101.22 per Class A common unit. Assuming a termination without cause as of January 3, 2009, the amounts in this row and column assume that the named executive officer exercised this “put option” and that his Class A units were repurchased by the Company for $101.22 per unit.
(6)	In addition to these benefits, each of the named executive officers would be entitled to the vested portion of is account balance under the Executive Deferred Compensation Plan in the event of his termination of employment, death or a change in control. See “Non-Qualified Deferred Compensation.”

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

“Good reason” is defined as (a) a reduction of more than 5% in the executive’s annual base salary in effect immediately prior to the change in control event or a material reduction in the cash incentive compensation opportunities or other employee benefits available to the executive under the executive compensation plan for the fiscal year in which the change in control event occurs, (b) a material adverse change in the executive’s duties and responsibilities (other than reporting responsibilities) from those in effect immediately prior to the change in control event or (c) a requirement that the officer relocate his or her principal place of business to a location that is in excess of 50 miles from his or her principal place of business immediately prior to the change in control event. The Merger constituted a change in control event.

Upon a termination by the Company other than for cause, disability or death prior to a change in control event or more than two years following a change in control event; an executive is generally entitled, in addition to earned but unpaid compensation, to the following:

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

•	a one time payment of his or her incentive award target under the management compensation plan, pro rata based on the number of days of that fiscal year for which he or she was terminated; and

•

a continuation of medical and dental benefits for the period of time during which severance will be paid or until the executive is eligible to receive such benefits from another employer, whichever is earlier.

Upon a termination by the Company other than for cause, disability or death by the executive for good reason within two years of a change in control event, an executive is generally entitled, in addition to earned but unpaid compensation, to the following:

•

cash severance in the form of a one-time payment of the following amount: (1) in the case of the Chairman and Chief Executive Officer, 200% of the sum of his base salary plus his incentive award target under the management compensation plan; (2) in the case of the President and Chief Operating Officer and the Chief Financial Officer, 150% of the sum of his base salary plus his incentive award target under the management compensation plan; (3) in the case of Senior Vice Presidents, 100% of the sum of his or her base salary plus his or her incentive award target under the management compensation plan; and (4) in the case of Vice Presidents, the sum of (a) 50% of his or her base salary plus (b) his or her incentive award target under the management compensation plan;

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

The executive severance agreements also provided for accelerated vesting of stock options and restricted shares and specialized treatment of performance shares awards upon a change in control event. As the Merger constituted a change in control event, all of such awards were cancelled in exchange for cash payments in 2007.

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

Repurchase of Class A, Class B and Class C common units upon Termination of Employment

Certain members of our management team hold Class B and/or Class C common units under our Management Equity Plan. The terms of the Management Equity Plan and the individual award documents issued thereunder provide various rights in the event of a termination of employment.

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

Class B Unit Repurchase. Pursuant to the Class B unit purchase agreement, in the event executive ceases to be employed by the Company for any reason, all Class B common units shall be subject to repurchase at the Company’s option. In the event of a termination of employment, (i) the purchase price for each unvested Class B common unit shall be the lesser of (A) executive’s “original cost” for such unvested unit and (B) the Fair Market Value (as defined below) of such unvested unit as of the date of repurchase, and (ii) the purchase price for each vested Class B common unit shall be the Fair Market Value of such vested unit as of the date of repurchase; provided, however, if Executive employment is terminated with Cause (as defined in the unit purchase agreement), the purchase price for each Class B common unit (whether vested or not) shall be the lesser of (A) executive’s original cost for such unit and (B) the Fair Market Value of such unit as of the date of repurchase. With respect to the Class B unit purchase agreements entered into as of the Merger, original cost for the Class B common units was $1.00. “Fair Market Value” of any unit will be determined in good faith by the Board in its sole discretion in accordance with the provisions of the applicable equity documents.

Class C Unit Repurchase. Pursuant to the Class C unit grant agreement, in the event executive ceases to be employed by the Company for any reason, all vested Class C common units shall be subject to repurchase at the Company’s option. All unvested Class C units shall be automatically canceled without payment of any consideration therefor. In the event of a termination of employment, the purchase price for each vested Class C common unit shall be the Fair Market Value of such vested unit as of the date of repurchase; provided, however, if Executive employment is terminated with Cause (as defined in the unit grant agreement), all Class C units whether vested or not shall be automatically canceled without payment of any consideration therefor. “Fair Market Value” of any unit will be determined in good faith by the Board in its sole discretion in accordance with the provisions of the applicable equity documents.

Acceleration of Class B and Class C Units. If the executive’s employment is terminated as a result of death or disability, an additional amount of Class B and Class C common units equal to the lesser of (i) twenty percent (20%) of the aggregate number of units held by the executive and (ii) the remainder of executive’s unvested units, shall automatically become vested units. In addition, upon the occurrence of a Sale of the Company (as defined in the unit purchase agreement), on or prior to the fifth anniversary of the date of the unit purchase agreement, all unvested Class B and Class C common units shall become vested units so long as the executive is, and has been continuously, employed by the Company from the date of the unit purchase agreement, or unit grant agreement, as the case may be, through the date on which such Sale of the Company occurs.

Treatment of Units upon Sale of the Company.

In the event a “Sale of the Company” (as defined below) occurs, all unvested Class B and Class C common units vest automatically, and each holder of Class A common units, Class B common units and Class C common units (including unvested Class B and Class C common units) shall receive in exchange for such units an amount equal to the amount that such holder would have received in a complete liquidation of Holdings LLC (after satisfaction or assumption of all debts and liabilities, and in the case of Class C units taking into account the applicable participation thresholds) in accordance the terms of Holdings LLC’s Limited Liability Company Agreement. In addition, each unit holder will bear his pro rata share of the expenses incurred in connection with the Sale of the Company.

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

Director Compensation

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c) (1)	Total ($) (h)
Robin P. Selati	$0	$0	$0
George A. Peinado	$0	$0	$0
Richard H. Copans	$0	$0	$0
Terry Burman	$57,500	$6,805	$64,305

(1)	This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2008 fiscal year for the fair value of Class C common units issued to Mr. Burman in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. These amounts reflect the company’s accounting expense for these awards, and do not correspond to the actual value that will be recognized by the named executives. The grant date fair value of these awards was $28,400. As of January 3, 2009, Mr. Burman held 2,070 Class C common units, of which 498 were vested.

Overview of Director Compensation

Our Board of Directors consists of Robin P. Selati, George A. Peinado, Richard H. Copans, Terry Burman, Craig W. Rydin and Harlan M. Kent. Messrs. Selati, Peinado and Copans are affiliates of Madison Dearborn ( “Madison Dearborn Directors”). Messrs. Rydin and Kent are employees of the Company (“Management Directors”). Mr. Burman is an independent director.

Under the Director Compensation Plan adopted by the Compensation Committee in 2007, neither Madison Dearborn Directors nor Management Directors are entitled to fees or equity compensation for their services as directors. The Director Compensation Plan provides for compensation for independent directors (defined as directors who are neither Madison Dearborn Directors nor Management Directors) consisting of the following elements: (i) a base annual retainer of $35,000, (ii) board and/or committee meeting fees of $1,500 per meeting attended in person and $750 per meeting participated in via telephone, and (iii) an equity award designed to provide a target net equity value of $500,000 based upon a liquidation value model approved by the Compensation Committee. Pursuant to this Director Compensation Plan, Mr. Burman received a grant of 2,070 Class C common units effective as of June 27, 2008. Mr. Burman also receives an annual retainer of $35,000 and board meeting fees as set forth above.

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

We are an indirect, wholly-owned subsidiary of Holdings LLC. All of our capital stock is owned by Parent, which in turn is owned by Holdings LLC. Holdings LLC was capitalized in connection with the 2007 Merger with approximately $433.1 million of equity capital in the form of Class A and Class B common units. As of February 1 , 2009, Holdings LLC had 4,271,937 Class A Units,, 395,396 Class B Units and 41,348 Class C Units outstanding. The following table sets forth information with respect to the beneficial ownership of the capital stock of Holdings LLC by:

•	each person known to us to beneficially hold five percent or more of Holdings LLC’s equity;

•	each member of the board of managers of Holdings LLC;

•	each of our named executive officers; and

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

	Class A Common Units		Class B Common Units		Class C Common Units
	Number	Percent of Class	Number (1)	Percent of Class	Number (1)	Percent of Class	Total Voting Percent (1)(2)
Principal Stockholders:
Madison Dearborn (3)	4,233,353	99.1%	—	—	—	—	95.4%

Directors and Named Executive Officers:
Craig W. Rydin	22,772	*	40,936	25.5%	—	—	1.4%
Harlan M. Kent	2,458	*	30,702	19.3%	—	—	*
Bruce L. Hartman	139	*	—	—	8,561	88.8%	*
Stephen Farley	508	*	12,280	7.8%	—	—	*
Richard R. Ruffolo	753	*	10,234	6.5%	—	—	*
Edward R. Medina	372	*	1,842	1.2%	—	—	*
Terry Burman	46	*	—	—	597	7.0%	*
Robin P. Selati (3)	—	*	—	—	—	—	*
George A. Peinado (3)	—	*	—	—	—	—	*
Richard H. Copans (3)	—	*	—	—	—	—	*
All Directors and Executive Officers as a group (14 persons)	32,022	*	125,876	76.3%	9,158	94.4%	3.8%

*   Denotes less than one percent.

(1)	This amounts set forth in this column for each applicable individual represent the number of Class B and Class C common units vested as of February 1, 2009, plus the number of Class B or Class C common units that are scheduled to vest within 60 days of such date. Class B and Class C common units vest on a daily basis. Unvested Class B and Class C common units are not included in this column as such unvested units do not provide the holder with voting or dispositive power. For more information about the terms of the Class B and Class C common units see “— Certain Relationships and Related Party Transactions.”
(2)	The Class A, Class B and Class C common units vote together as a single class. The unvested Class B and Class C common units do not have voting rights. Pursuant to Holdings LLC’s limited liability company agreement, action of the members can be taken by the affirmative vote of a majority of the common units entitled to vote. For purposes of determining percentage of voting power, each person’s percentage represents such person’s percentage of the shares entitled to vote and excludes the unvested Class B and Class C common units.
(3)	Madison Dearborn Capital Partners V–A, L.P. (“MDP V–A”) is the direct beneficial owner of 3,330,116 Class A Units, Madison Dearborn Capital Partners V–C, L.P. (“MDP V–C”) is the direct beneficial owner of 869,884 Class A Units and Madison Dearborn Capital Partners V Executive–A, L.P. (“MDP Executive”) is the direct beneficial owner of 33,353 Class A Units. Madison Dearborn Partners V–A&C, L.P. (“MDP A&C”) is the general partner of MDP V–A, MDP V–C and MDP Executive. John A. Canning, Paul J. Finnegan and Samuel M. Mencoff are the sole members of a limited partner committee of MDP A&C that have the power, acting by majority vote, to vote or dispose of the shares directly held by MDP V–A, MDP V–C and MDP Executive. Messrs. Canning, Finnegan and Mencoff and MDP LLC each hereby disclaims any beneficial ownership of any shares directly held by MDP V–A, MDP V–C and MDP Executive. Each of Messrs. Selati, Peinado and Copans are employed by Madison Dearborn Partners LLC (“MDP LLC”), which is the general partner of MDP A&C, and disclaim beneficial ownership of the Class A Units held by MDP V–A, MDP V–C and MDP Executive except to the extent of his pecuniary interest therein. The address for MDP V-A, MDP V-C, MDP Executive and Messrs. Selati, Peinado and Copans is c/o Madison Dearborn Partners, LLC, Three First National Plaza, Suite 3800, 70 West Madison Street, Chicago, Illinois 60602.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Payments to Madison Dearborn

In connection with the Merger, we entered a management services agreement with an affiliate of Madison Dearborn pursuant to which they will provide us with management and consulting services and financial and other advisory services. Pursuant to such agreement, they receive an aggregate annual management fee of $1.5 million and reimbursement of out-of-pocket expenses incurred in connection with the provision of such services. The management services agreement includes customary indemnification provisions in favor of the affiliate of Madison Dearborn.

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

Holders of the Class A and Class B common units are entitled to one vote per Class A common unit and one vote per vested Class B common unit held on all matters submitted to a vote of unitholders. The unitholders are entitled to allocations of profits and losses (as such terms are defined in the limited liability company agreement) of Holdings LLC and to distributions of cash and other property of Holdings LLC as set forth in the limited liability company agreement. Pursuant to the limited liability company agreement, the Class A common units are entitled to a return of capital after which the Class A common units and Class B common units will share in future distributions on a pro rata basis.

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

In 2008, the Company sold products in the ordinary course of business to one wholesale customer in whom Madison Dearborn holds an interest. The Company had sales of approximately $113,000 to Tuesday Morning Corporation. In 2008 the Company purchased products in the amount of approximately $700,000, in the ordinary course of business from CDW Corporation, in which Madison Dearborn holds an interest. Messrs. Selati, Peinado and Copans, the three Madison Dearborn employees who serve on the Company’s Board of Directors, were not involved in the transactions.

In February 2007, CapitalSource Inc., a company in which affiliates of Madison Dearborn Partners, LLC hold an approximately 8.5% interest as of December 31, 2008, purchased a portion of the revolving loan under our senior secured revolving credit facility. During 2008, the largest amount of principal outstanding under the loan at any one time was $14.2 million. As of December 31, 2008, the principal amount outstanding under this loan was $11.2 million. For the year ended December 31, 2008, we paid $0.5 million of interest and fees related to this loan.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the fees of Deloitte & Touche LLP, including the member firms of Deloitte Touche Tohmatsu, our independent registered public accounting firm, billed to us for each of the last two fiscal years for audit services and for other professional services:

Type of Fees	2008	2007
Audit Fees (1)	$821,875	$1,013,636
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees (4)	9,000	—

Total	$830,875	$1,013,636

All other fees relate to the review of the Company’s responses associated with an SEC comment letter.

(1)	In accordance with the applicable SEC definitions and rules, “Audit Fees” are fees billed by Deloitte & Touche LLP for professional services rendered for the audit of the Company’s financial statements for the applicable fiscal year, the audit of the Company’s internal control over financial reporting, and the reviews of the financial statements included in each of the Company’s Quarterly Reports on Form 10-Q during the applicable fiscal year, or any services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the applicable fiscal year.
(2)	In accordance with the applicable SEC definitions and rules, “Audit-Related Fees” are fees billed by Deloitte & Touche LLP for assurance and related services rendered during the applicable fiscal year that are reasonably related to the performance of the audit or review of the Company’s financial statements, and which are not reported as Audit Fees.
(3)	In accordance with the applicable SEC definitions and rules, “Tax Fees” are fees billed by Deloitte & Touche LLP for professional services rendered for tax compliance, tax advice and tax planning.
(4)	In accordance with the applicable SEC definitions and rules, “All Other Fees” are fees billed by Deloitte & Touche LLP for products and services other than those reported as Audit Fees, Audit-Related Fees or Tax Fees.

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

The Audit Committee has also delegated to the chairman of the Audit Committee the authority to approve any audit or non-audit services to be provided to the Company by its independent registered public accounting firm. Any approval of services by a member of the Audit Committee pursuant to this delegated authority is typically reported on at the next meeting of the Audit Committee.

All of the fees disclosed above with respect to 2008 related to services that were approved by the Audit Committee in accordance with the foregoing pre-approval policies and procedures.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Consolidated Financial Statements

The consolidated financial statements listed below are included in this document under Item 8.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Changes in Stockholders’ (Deficit) Equity

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

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 2, 2009.

YANKEE HOLDING CORP.

By	/s/ CRAIG W. RYDIN
Craig W. Rydin
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates noted.

Signature	Capacity	Date

/s/ CRAIG W. RYDIN	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	April 2, 2009
Craig W. Rydin

/s/ BRUCE L. HARTMAN	Executive Vice President, Chief Administrative Officer and Chief Financial Officer (Principal Financial Officer)	April 2, 2009
Bruce L. Hartman

/s/ EDWARD R. MEDINA	Vice President, Finance, Chief Accounting Officer and Controller (Principal Accounting Officer)	April 2, 2009
Edward R. Medina

/s/ HARLAN M. KENT	President and Chief Operating Officer Director	April 2, 2009
Harlan M. Kent

/s/ ROBIN P. SELATI	Director	April 2, 2009
Robin P. Selati

/s/ GEORGE A. PEINADO	Director	April 2, 2009
George A. Peinado

/s/ RICHARD COPANS	Director	April 2, 2009
Richard Copans

/s/ TERRY BURMAN	Director	April 2, 2009
Terry Burman

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
1.1	Purchase Agreement, dated February 1, 2007, among Yankee Acquisition Corp., Yankee Holding Corp., Merrill Lynch, Fenner, Pierce & Smith Incorporated and Lehman Brothers Inc., filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

1.2	Joinder to Purchase Agreement, dated February 6, 2007, among The Yankee Candle Company, Inc., Yankee Candle Admin LLC, Yankee Candle Restaurant Corp., Quality Gift Distributors, Inc. and Aroma Naturals, Inc., filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

2.1	Agreement and Plan of Merger, dated October 24, 2006, among YCC Holdings LLC, Yankee Acquisition Corp. and The Yankee Candle Company, Inc., filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

3.1	Amended and Restated Certificate of Incorporation of The Yankee Candle Company, Inc., filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

3.2	Amended and Restated By-laws of The Yankee Candle Company, Inc., filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

3.3	Certificate of Incorporation of Yankee Holding Corp., filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

3.4	Certificate of Amendment to the Certificate of Incorporation of Yankee Holding Corp., filed as Exhibit 3.1 to Yankee Holding Corp.’s Form 10-Q for the quarter ended September 29, 2007 filed on November 8, 2007 (Reg No. 333-141699) and incorporated herein by reference.

3.5	By-Laws of Yankee Holding Corp., filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

3.6	Certificate of Formation of Yankee Candle Admin LLC, filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

3.7	Operating Agreement of Yankee Candle Admin LLC, filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

3.8	Certificate of Incorporation of Yankee Candle Restaurant Corp., filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

3.9	By-Laws of Yankee Candle Restaurant Corp., filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

3.10	Certificate of Incorporation of Quality Gift Distributors, Inc., filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

3.11	By-Laws of Quality Gift Distributors, Inc., filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

EXHIBIT NO.	DESCRIPTION
3.14	Certificate of Formation of YCC Holdings LLC, filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

3.15	Limited Liability Company Agreement of YCC Holdings LLC, dated as of February 6, 2007, by and among the initial members identified therein, filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

4.1	Senior Note Indenture, dated as of February 6, 2007, among Yankee Acquisition Corp., Yankee Holding Corp. and HSBC BANK, USA, NATIONAL ASSOCIATION, as Trustee, filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

4.2	Senior Note Supplemental Indenture, dated February 6, 2007, among The Yankee Candle Company, Inc., Yankee Candle Admin LLC, Yankee Candle Restaurant Corp., Quality Gift Distributors, Inc. and Aroma Naturals, Inc. and HSBC BANK, USA, NATIONAL ASSOCIATION, as Trustee, filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

4.3	Senior Note Notation of Guaranty, dated February 6, 2007, among Yankee Candle Admin LLC, Yankee Candle Restaurant Corp., Quality Gift Distributors, Inc. and Aroma Naturals, Inc., filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

4.4	Senior Note Notation of Guaranty, dated February 6, 2007 of Yankee Holding Corp., filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

4.5	Senior Subordinated Note Indenture, dated as of February 6, 2007, among Yankee Acquisition Corp., Yankee Holding Corp. and HSBC BANK, USA, NATIONAL ASSOCIATION, as Trustee, filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

4.6	Senior Subordinated Note Supplemental Indenture, dated February 6, 2007, among The Yankee Candle Company, Inc., Yankee Candle Admin LLC, Yankee Candle Restaurant Corp., Quality Gift Distributors, Inc. and Aroma Naturals, Inc. and HSBC BANK, USA, NATIONAL ASSOCIATION, as Trustee, filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

4.7	Senior Subordinated Note Notation of Guaranty, dated February 6, 2007, among Yankee Candle Admin LLC, Yankee Candle Restaurant Corp., Quality Gift Distributors, Inc. and Aroma Naturals, Inc., filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

4.8	Senior Subordinated Note Notation of Guaranty, dated February 6, 2007 of Yankee Holding Corp., filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

4.9	Registration Rights Agreement, dated February 6, 2007, among Yankee Acquisition Corp., Yankee Holding Corp., Merrill Lynch, Fenner, Pierce & Smith Incorporated and Lehman Brothers Inc., filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

4.10	Registration Rights Joinder Agreement, dated February 6, 2007, among The Yankee Candle Company, Inc., Yankee Candle Admin LLC, Yankee Candle Restaurant Corp., Quality Gift Distributors, Inc. and Aroma Naturals, Inc., filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

EXHIBIT NO.	DESCRIPTION
4.11	Form of Senior Note (attached as exhibit to Exhibit 4.1), filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

4.12	Form of Senior Subordinated Note (attached to Exhibit 4.5), filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

4.13	Second Supplemental Indenture, dated as of August 21, 2007, by and among The Yankee Candle Company, Inc and the guarantors listed therein and HSBC Bank USA N.A., as trustee relating to the 9 3/4% Senior Subordinated Notes due 2017, filed as Exhibit 4.1 to Yankee Holding Corp.’s Form 10-Q for the quarter ended September 29, 2007 filed on November 8, 2007 (Reg No. 333-141699) and incorporated herein by reference.

4.14	Second Supplemental Indenture, dated as of August 21, 2007, by and among The Yankee Candle Company, Inc and the guarantors listed therein and HSBC Bank USA N.A., as trustee 8 1/2% Senior Notes due 2017, filed as Exhibit 4.2 to Yankee Holding Corp.’s Form 10-Q for the quarter ended September 29, 2007 filed on November 8, 2007 (Reg No. 333-141699) and incorporated herein by reference.

10.1	Credit Agreement, dated as of February 6, 2007, among Yankee Acquisition Corp., Yankee Holding Corp., The Yankee Candle Company, Inc., the lenders party thereto, Lehman Commercial Paper Inc., Sovereign Bank, Wells Fargo Retail Finance, LLC, Lehman Brothers Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

10.2	Guarantee and Collateral Agreement, dated as of February 6, 2007 among Lehman Commercial Paper Inc., Yankee Holding Corp., Yankee Acquisition Corp., The Yankee Candle Company, Inc., Merrill Lynch Capital Corporation, Sovereign Bank, Wells Fargo Retail Finance, LLC, Lehman Brothers Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

10.3	Term Loan Promissory Note, dated February 6, 2007, by the Borrowers party thereto, in favor of Sovereign Bank, filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

10.4	Term Loan Promissory Note, dated February 6, 2007, by the Borrowers party thereto, in favor of Citizens Bank of Massachusetts, filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

10.5	Term Loan Promissory Note, dated February 6, 2007, by the Borrowers party thereto, in favor of CIT, filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

10.6	Revolving Credit Note, dated February 6, 2007, by the Borrowers party thereto, in favor of Sovereign Bank, filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

10.7	Revolving Credit Note, by the Borrowers party thereto, in favor of Citizens Bank of Massachusetts, filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

10.8	Amended and Restated Employment Agreement, dated March 4, 2009, between The Yankee Candle Company, Inc. and Craig W. Rydin, filed with Yankee Holding Corp.’s Form 8-K filed on March 5, 2009 (Reg No. 333-141699) and incorporated herein by reference.

10.9	Employment Agreement dated March 4, 2009, between The Yankee Candle Company, Inc. and Harlan Kent, filed with Yankee Holding Corp.’s Form 8-K filed on March 5, 2009 (Reg No. 333-141699) and incorporated herein by reference.

*†10.10	YCC Holdings LLC Amended and Restated 2007 Incentive Equity Plan.

*	Filed herewith.
†	Indicates management contract or compensatory plan or arrangement.

EXHIBIT NO.	DESCRIPTION
†10.11	Form of Class A Unit Purchase Agreement (executive committee), filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

†10.12	Form of Class A Unit Purchase Agreement (non-executive committee), filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

†10.13	Class A Unit Purchase Agreement, dated February 6, 2007, between YCC Holdings LLC and Madison Dearborn Capital Partners V-A, L.P., Madison Dearborn Capital Partners V-C, L.P., and Madison Dearborn Partners V Executive-A, L.P., filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

†10.14	Form of Class B Unit Purchase Agreement (executive committee), filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

†10.15	Form of Class B Unit Purchase Agreement (non-executive committee), filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

†10.16	Unitholders Agreement, dated February 6, 2007, by and among YCC Holdings LLC, Madison Dearborn Capital Partners V-A, L.P., Madison Dearborn Capital Partners C-A, L.P., Madison Dearborn Capital Partners V Executive-A, L.P., and each of the other persons listed therein, filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

10.17	Management Services Agreement, dated as of February 6, 2007, by and between the Yankee Candle Company, Inc. and Madison Dearborn Partners V-B, L.P., filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

*†10.18	Form of Class C Unit Purchase Agreement (executive committee).

*†10.19	Form of Class C Unit Purchase Agreement (non-executive committee).

*†10.20	Form of Class C Unit Purchase Agreement (director form).

†10.21	Form of Executive Severance Agreement, filed as Exhibit 10.1 to The Yankee Candle Company, Inc.’s Form 8-K filed on September 20, 2006, is incorporated herein by reference.

*†10.22	Form of Amendment of Executive Severance Agreement, dated December 31, 2008.

*†10.23	Amended and Restated Executive Deferred Compensation Plan, dated December 23, 2008.

*10.24	Amendment to the Yankee Candle Company, Inc. 401(K) and Profit Sharing Plan.

*†10.25	Form of Management Incentive Plan for fiscal year 2008 for participants of Executive Compensation Plan.

10.26	Form of Indemnification Agreement between The Yankee Candle Company, Inc. and its directors and executive officers, filed as Exhibit 99.3 to The Yankee Candle Company, Inc.’s Form 8-K filed on June 8, 2005 is incorporated herein by reference.

*21.1	Subsidiaries of Yankee Holding Corp.

*31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
†	Indicates management contract or compensatory plan or arrangement.