Form 10-Q
period 2009-04-04
Yankee Holding Corp.
filed 2009-05-15
CIK 1394069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: April 4, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 11, 2009, there were 499,550 shares of Yankee Holding Corp. common stock, $.01 par value, outstanding, all of which are owned by YCC Holdings LLC.

YANKEE HOLDING CORP.

FORM 10-Q – Quarter Ended April 4, 2009

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

YANKEE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	April 4, 2009	January 3, 2009
ASSETS
CURRENT ASSETS:
Cash	$20,617	$130,577
Accounts receivable, net	38,159	39,153
Inventory	68,445	63,035
Prepaid expenses and other current assets	20,520	10,184
Deferred tax assets	12,757	12,869

TOTAL CURRENT ASSETS	160,498	255,818

PROPERTY AND EQUIPMENT-NET	134,739	138,222
MARKETABLE SECURITIES	772	540
GOODWILL	643,801	643,801
INTANGIBLE ASSETS	305,405	308,877
DEFERRED FINANCING COSTS	23,145	24,170
OTHER ASSETS	1,071	1,141

TOTAL ASSETS	$1,269,431	$1,372,569

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$23,550	$22,812
Accrued payroll	6,602	7,741
Accrued interest	6,524	18,042
Accrued purchases of property and equipment	2,741	4,279
Other accrued liabilities	36,027	49,034
Current portion of long-term debt	31,726	37,650

TOTAL CURRENT LIABILITIES	107,170	139,558

DEFERRED COMPENSATION OBLIGATION	825	740
DEFERRED TAX LIABILITIES	78,403	75,905
LONG-TERM DEBT	1,081,399	1,145,475
DEFERRED RENT	10,625	10,810
OTHER LONG-TERM LIABILITIES	2,921	2,902
STOCKHOLDERS’ DEFICIT	(11,912)	(2,821)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,269,431	$1,372,569

See notes to condensed consolidated financial statements

YANKEE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(Unaudited)

	Thirteen Weeks Ended April 4, 2009	Thirteen Weeks Ended March 29, 2008
Sales	$125,708	$140,899
Cost of sales	56,306	64,537

Gross profit	69,402	76,362
Selling expenses	48,479	49,514
General and administrative expenses	14,935	14,414
Restructuring charge	2,415	1,475

Income from operations	3,573	10,959
Interest income	(10)	(12)
Interest expense	21,716	23,808
Other expense (income)	1,439	(101)

Loss before benefit from income taxes	(19,572)	(12,736)
Benefit from income taxes	(8,083)	(4,878)

Net loss	$(11,489)	$(7,858)

See notes to condensed consolidated financial statements

YANKEE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Thirteen Weeks Ended April 4, 2009	Thirteen Weeks Ended March 29, 2008
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(11,489)	$(7,858)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,351	11,595
Unrealized loss on marketable securities	43	17
Stock-based compensation expense	202	226
Deferred taxes	1,492	1,335
Restructuring charges	(62)	—
Loss on disposal and impairment of property and equipment	236	462
Investments in marketable securities	(341)	(222)
Changes in assets and liabilities:
Accounts receivable	1,066	6,468
Inventory	(5,319)	(11,756)
Prepaid expenses and other assets	570	(2,061)
Accounts payable	725	8,440
Income taxes	(15,676)	(19,657)
Accrued expenses and other liabilities	(17,589)	(26,028)

NET CASH USED IN OPERATING ACTIVITIES	(34,791)	(39,039)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(5,196)	(2,935)
Payment of contingent consideration on Aroma Naturals	—	(225)

NET CASH USED IN INVESTING ACTIVITIES	(5,196)	(3,160)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	20	—
(Repayments) borrowings under senior secured revolving credit facility	(70,000)	40,000
Repurchase of common stock	—	(121)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(69,980)	39,879

EFFECT OF EXCHANGE RATE CHANGES ON CASH	7	(2)

NET DECREASE IN CASH	(109,960)	(2,322)
CASH, BEGINNING OF PERIOD	130,577	5,627

CASH, END OF PERIOD	$20,617	$3,305

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$32,152	$34,060

Income taxes	$6,100	$13,619

Net decrease in accrued purchases of property and equipment	$1,538	$593

See notes to condensed consolidated financial statements

YANKEE HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

(Unaudited)

1. BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements of Yankee Holding Corp. and subsidiaries (“Yankee Candle” or “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”). The financial information included herein is unaudited; however, in the opinion of management such information reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations, and cash flows as of the date and for the periods indicated. All intercompany transactions and balances have been eliminated. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full fiscal year.

Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”). The accompanying unaudited condensed financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended January 3, 2009 included in the Company’s Annual Report on Form 10-K. Unless otherwise indicated, all amounts are in thousands.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 does not expand or require new fair value measures, however the application of this statement may change current practice. The requirements of SFAS 157 were first effective for the Company’s fiscal year beginning December 30, 2007 and interim periods within that fiscal year. In February 2008, the FASB deferred the application of this statement to non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year.

Accordingly, our adoption of this standard on December 30, 2007 was limited to financial assets and liabilities, which primarily impacted the valuation of the Company’s derivative contracts. On January 4, 2009, in accordance with the deferral, the Company adopted this standard with respect to its impact on non-financial assets and liabilities. The adoption of SFAS 157 did not have a material effect on the Company’s financial condition, results of operations and cash flows. See Note 8, “Fair Value Measurements”, for additional information.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 amends and expands the disclosure requirements of SFAS 133 with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments and their impact on an entity’s financial position, financial performance and cash flows. The Company adopted the requirements of SFAS 161 on January 4, 2009. The adoption of SFAS 161 did not have a material impact on the Company’s financial condition, results of operations and cash flows. See Note 7, “Derivative Financial Instruments”, for the required disclosures.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1), which requires an entity to provide interim disclosures about the fair value of all financial instruments within the scope of SFAS 107 and to include disclosures related to the methods and significant assumptions used in estimating those instruments. The provisions of this FSP will become effective for the Company’s second quarter ending on July 4, 2009. The Company is currently evaluating the impact the adoption of this FSP will have on our related disclosures.

In April 2009, the FASB staff issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). This FSP provides additional guidance for estimating fair value in accordance with FAS 157 when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly (i.e. a forced liquidation or distressed sale). FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157, in the current economic environment and reemphasizes that the objective of a fair value measurement remains the determination of an exit price. The provisions of FSP FAS 157-4 will become effective for the Company’s second quarter ending on July 4, 2009. The Company is currently evaluating the potential impact, if any, of the adoption of FSP FAS 157-4 on its financial condition, results of operations and cash flows.

3. EQUITY-BASED COMPENSATION

In connection with the February 2007 merger of the Predecessor Company with the affiliates of Madison Dearborn Partners LLC (the “Merger”), the Company entered into equity arrangements with certain members of senior management of the Company (“Management Investors”). The equity consists of ownership interests in Holdings. At the time of the Merger there were two classes of these ownership interests: Class A common units and Class B common units. The Class A and Class B common units were issued to and purchased by the Management Investors under the YCC Holdings LLC 2007 Incentive Equity Plan adopted on February 6, 2007 (the “Plan”). The Plan grants the Board authorization to issue up to 593,622 Class B common units. The rights and obligations of Holdings and the holders of its Class A and Class B common units are generally set forth in Holdings’ limited liability company agreement, Holdings’ unitholders agreement and the individual Class A and Class B unit purchase agreements entered into with the respective unitholders (the “equity agreements”).

Upon closing of the Merger, certain eligible Management Investors purchased 40,933 Class A common units (approximately 0.96% of Holdings’ Class A common units). The remaining 4,233,353 Class A common units were purchased by MDP in connection with the consummation of the Merger. The purchase price paid by the Management Investors for the Class A common units was $101.22 per unit, the same as that paid by MDP pursuant to the Merger. The Class A common units are not subject to vesting.

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

As of April 4, 2009, shares outstanding were as follows:

	Class A Common Units	Class B Common Units	Class C Common Units
Outstanding at January 3, 2009	4,271,937	395,120	41,348
Granted	370	—	12,400
Forfeited	—	(17,789)	—
Repurchased	—	(7,217)	—

Outstanding at April 4, 2009	4,272,307	370,114	53,748

Vested at April 4, 2009	4,272,307	162,304	11,088

A summary of the Company’s nonvested shares as of April 4, 2009, and the activity for the thirteen weeks ended April 4, 2009 is presented below:

	Class B Common Units	Weighted Average Calculated Value	Class C Common Units	Weighted Average Calculated Value
Nonvested at January 3, 2009	244,204	$9.39	33,558	$13.77
Granted	—	—	12,400	$8.59
Forfeited	(17,789)	$9.39	—	—
Vested	(18,605)	$9.39	(3,298)	$11.83

Nonvested at April 4, 2009	207,810	$9.39	42,660	$12.42

The total estimated fair value of equity awards vested during the thirteen weeks ended April 4, 2009 was $214. Stock-based compensation expense for the thirteen weeks ended April 4, 2009 and March 29, 2008 was $202 and $226, respectively.

As of April 4, 2009, there was approximately $2,501 of total unrecognized compensation cost related to Class B and Class C common unit equity awards and there is no unrecognized expense related to the Class A common unit equity awards. This cost is expected to be recognized over the remaining vesting period, of approximately 57 months (April 2009 to January 2014).

Presented below is a summary of assumptions for the indicated period. There were no grants during the thirteen weeks ended March 29, 2008.

Assumptions	Thirteen Weeks Ended April 4, 2009
Weighted average calculated value of awards granted	$8.59
Weighted average volatility	36.5%
Weighted average expected term (in years)	5.0
Dividend yield	—
Weighted average risk-free interest rate	1.7%

With respect to the Class C common units, since the Company is no longer publicly traded, the Company based its estimate of expected volatility on the median historical volatility of a group of eight comparable public companies. The historical volatilities of the comparable companies were measured over a 5-year historical period. The expected term of the Class C common units granted represents the period of time that the units are expected to be outstanding and is assumed to be approximately 5 years based on management’s estimate of the time to a liquidity event. The Company does not expect to pay dividends, and accordingly, the dividend yield is zero. The risk free interest rate reflects a five-year period commensurate with the expected time to a liquidity event and was based on the U.S. Treasury yield curve.

4. INVENTORIES

The Company values its inventories on the first–in first–out (“FIFO”) basis. The components of inventories were as follows:

	April 4, 2009	January 3, 2009
Finished goods	$60,081	$54,939
Work-in-process	587	212
Raw materials and packaging	7,777	7,884

	$68,445	$63,035

5. GOODWILL AND INTANGIBLE ASSETS

The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. The Company has determined that its tradenames have an indefinite useful life and, therefore, are not being amortized. Under SFAS 142, goodwill and indefinite lived intangible assets are not amortized but are subject to an annual impairment test.

Intangible Assets

The carrying amount and accumulated amortization of intangible assets consisted of the following:

	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
April 4, 2009
Indefinite life:
Tradenames	N/A	$267,955	$—	$267,955

Finite-lived intangible assets:
Customer lists	5	65,223	(28,859)	36,364
Favorable lease agreements	5	2,330	(1,254)	1,076
Other	3	36	(26)	10

Total finite-lived intangible assets		67,589	(30,139)	37,450

Total intangible assets		$335,544	$(30,139)	$305,405

January 3, 2009
Indefinite life:
Tradenames	N/A	$267,955	$—	$267,955

Finite-lived intangible assets:
Customer lists	5	65,218	(25,500)	39,718
Favorable lease agreements	5	2,330	(1,138)	1,192
Other	3	36	(24)	12

Total finite-lived intangible assets		67,584	(26,662)	40,922

Total intangible assets		$335,539	$(26,662)	$308,877

Total amortization expense from finite–lived intangible assets was $3,477 and $3,484 for the thirteen weeks ended April 4, 2009 and March 29, 2008, respectively. The intangible assets are amortized on a straight line basis. Favorable lease agreements are amortized over the remaining lease term of each respective lease.

6. LONG-TERM DEBT

Long-term debt consisted of the following at April 4, 2009 and January 3, 2009:

	April 4, 2009	January 3, 2009
Senior secured revolving credit facility	$—	$70,000
Senior secured term loan facility	600,125	600,125
Senior notes due 2015	325,000	325,000
Senior subordinated notes due 2017	188,000	188,000

Total	1,113,125	1,183,125
Less current portion	31,726	37,650

Long-term debt	$1,081,399	$1,145,475

Senior Secured Credit Facility

The Company’s senior secured credit facility (the “Credit Facility”) consists of a $650,000 senior secured term loan facility (“Term Facility”) maturing on February 6, 2014 and a $125,000 senior secured revolving credit facility (“Revolving Facility”), which expires on February 6, 2013.

All borrowings under the Credit Facility bear interest at a rate per annum equal to an applicable margin, plus, at the Company’s option, (i) the higher of (a) the prime rate (as set forth on the British Banking Association Telerate Page 5) and (b) the federal funds effective rate, plus one-half percent (0.50%) per annum or (ii) the Eurodollar rate, and resets periodically. In addition to paying interest on outstanding principal under the senior secured credit facility, the Company is required to pay a commitment fee to the lenders in respect of unutilized loan commitments at a rate of 0.50% per annum. As of April 4, 2009, the weighted average combined interest rate on the senior secured term loan facility and senior secured revolving credit facility was 3.19%.

Subject to certain exceptions, the Credit Facility requires that 100% of the net proceeds from certain asset sales, casualty insurance, condemnations and debt issuances, and 50% (subject to step downs) from excess cash flow, as defined, for each fiscal year must be used to pay down outstanding borrowings. The calculation to determine if the Company has excess cash flow per the Credit Facility is prepared on an annual basis at the end of each fiscal year. As of January 3, 2009, the Company had excess cash flow, as defined in the Credit Facility of $31,726. This amount is classified as short-term debt on the accompanying consolidated balance sheet and was paid by the Company on April 13, 2009 to further reduce the Company’s outstanding borrowings. Of the $31,726 excess cash flow payment, approximately $21,000 was paid with internally generated cash with the remainder generated through the Company’s revolving Credit Facility.

The Credit Facility contains a customary financial covenant which requires that the Company maintain at the end of each fiscal quarter, commencing with the quarter ended January 3, 2009 through the quarter ending October 3, 2009, a consolidated total secured debt (net of cash and cash equivalents not to exceed $30,000) to consolidated EBITDA ratio of no more than 4.00 to 1.00. As of April 4, 2009, the Company’s actual secured leverage ratio was 3.24 to 1.00, as calculated in accordance with the Credit Facility. As of April 4, 2009, total secured debt was approximately $579,508 (net of $20,617 in cash). Under the Credit Facility, EBITDA is defined as net income plus, interest, taxes, depreciation and amortization, further adjusted to add back extraordinary, unusual or non-recurring losses, non-cash stock option expense, fees and expenses related to the Transaction, fees and expenses under the Management Agreement with our equity sponsor, restructuring charges or reserves, as well as other non-cash charges, expenses or losses, and further adjusted to subtract extraordinary, unusual or non-recurring gains, other non-cash income or gains, and certain cash contributions to our common equity.

As a result of concerns about the stability of the financial and credit markets and the strength of counterparties during this challenging global macroeconomic environment, many financial institutions have reduced, and in some instances ceased to provide, funding to borrowers. In the Company’s case, Lehman Commercial Paper, Inc. (“LCP”), one of the lenders under the Company’s $125,000 Revolving Facility, and who also serves as the Administrative Agent thereunder, of the Revolving Facility declared bankruptcy in September 2008. LCP’s share of the Revolving Facility was 12% or $15,000 of the total funds available under the Revolving Facility. As a result of the bankruptcy, the Company’s ability to draw upon that portion of the Revolving Facility has been reduced. To date, the Company has not secured substitute financing. If the Company is unable to secure additional or substitute funding from other parties, the Revolving Facility would be effectively reduced from $125,000 to $110,000. As of April 4, 2009, there were no amounts outstanding under the Revolving Facility.

As of April 4, 2009, the Company had outstanding letters of credit of $1,527, leaving $108,473 in availability under the Revolving Facility, excluding the $15,000 applicable to LCP.

7. DERIVATIVE FINANCIAL INSTRUMENTS

On January 1, 2009, the Company adopted SFAS 161, which requires enhanced disclosures regarding an entity’s derivative and hedging activities as provided below. The Company follows SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and related interpretations, including the disclosure requirements of SFAS 161. SFAS 133 establishes accounting and reporting standards for derivative instruments. Specifically, SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either stockholders’ equity as accumulated other comprehensive income (loss) or net income (loss) depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

Cash Flow Hedges

The Company uses interest rate swaps to eliminate the variability of a portion of cash flows associated with the forecasted interest payments on its $650,000 senior secured term loan facility. This is achieved through converting a portion of the floating rate senior secured term loan facility to a fixed rate by entering into pay-fixed interest rate swaps. The Company has determined that its interest rate swap agreements have been appropriately designated and documented as cash flow hedges under SFAS 133. Gains and losses related to a hedge that result from changes in the fair value of the hedge are either recognized in income immediately to offset the gain or loss on the hedged item, or the effective portion is deferred and reported as a component of other comprehensive income in stockholders’ equity and subsequently recognized in income when the hedged item affects earnings. Since inception there has been no hedge ineffectiveness recorded in earnings. The cash flow hedges are recorded in the Company’s condensed consolidated balance sheet at fair value, with the offset reflected in other comprehensive income (OCI) and deferred taxes.

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

Derivatives Not Designated as Hedging Instruments

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

The fair values of the Company’s derivative instruments outstanding as of April 4, 2009, were as follows:

	Fair Values of Derivative Instruments Liability Derivatives
		April 4, 2009
	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under Statement 133
Interest rate swaps	Other current liabilities	$19,128

Derivatives not designated as hedging instruments under Statement 133
Diesel hedge contract	Other current liabilities	319

Total Derivative Liabilities		$19,447

The effect of derivative instruments on the condensed consolidated statement of operations for the thirteen weeks ended April 4, 2009, was as follows:

	Location of Gain Recognized on Derivative
Derivatives not designated as hedging instruments under Statement 133
Diesel hedge contract	Other income	$26

Total		$26

	Amount of Loss Recognized in OCI on Derivative (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives designated as hedging instruments under Statement 133
Interest rate swaps	$(1,941)	Interest Expense	$(3,727)

Total	$(1,941)		$(3,727)

8. FAIR VALUE MEASUREMENTS

On January 4, 2009, the Company adopted SFAS 157, for all non-financial assets and non-financial liabilities recognized or disclosed in the financial statements on a nonrecurring basis. The adoption of SFAS 157 did not have a material effect on the Company’s financial statements. As of April 4, 2009, the Company had no non-financial assets or non-financial liabilities requiring measurement at fair value.

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of April 4, 2009:

	Fair Value Measurements on a Recurring Basis as of April 4, 2009
	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$772	$—	$—	$772

Total Assets	$772	$—	$—	$772

Liabilities
Interest rate swaps	$—	$19,128	$—	$19,128
Diesel hedge contract	—	319	—	319

Total Liabilities	$—	$19,447	$—	$19,447

The Company holds marketable securities in its deferred compensation plan. The marketable securities consist of investments in mutual funds and are recorded at fair value based on third party quotes. The Company uses an income approach to value the asset and liability for its outstanding interest rate swaps using a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contract using current market information as of the reporting date such as the three month LIBOR curve and the creditworthiness of the Company and its counterparties. The fair value of the diesel hedge contract is based on home heating oil future prices for the duration of the contract. See Note 7, “Derivative Financial Instruments” for additional information on the interest rate swaps and diesel hedge contract.

9. COMPREHENSIVE LOSS

The computation of comprehensive loss, net of tax, is as follows:

	Thirteen Weeks Ended April 4, 2009	Thirteen Weeks Ended March 29, 2008
Net loss	$(11,489)	$(7,858)
Other comprehensive loss:
Currency translation adjustments	1,089	(33)
Change in unrealized gain (loss) on interest rate swap	1,087	(5,227)

Other comprehensive income (loss)	2,176	(5,260)

Comprehensive loss	$(9,313)	$(13,118)

10. SEGMENTS OF ENTERPRISE AND RELATED INFORMATION

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

The following are the relevant data for the thirteen weeks ended April 4, 2009 and March 29, 2008:

Thirteen Weeks Ended April 4, 2009	Retail	Wholesale	Unallocated/ Corporate/ Other	Balance per Condensed Consolidated Statements of Operations
Sales	$70,360	$55,348	$—	$125,708
Gross profit	44,147	25,263	(8)	69,402
Selling expenses	39,207	5,314	3,958	48,479
Income (loss) from operations	4,940	19,949	(21,316)	3,573
Other expense, net	—	—	(23,145)	(23,145)
Loss before benefit from income taxes	—	—	—	(19,572)

Thirteen Weeks Ended March 29, 2008	Retail	Wholesale	Unallocated/ Corporate/ Other	Balance per Condensed Consolidated Statements of Operations
Sales	$72,839	$68,060	$—	$140,899
Gross profit	45,301	30,970	91	76,362
Selling expenses	40,411	5,365	3,738	49,514
Income (loss) from operations	4,889	25,605	(19,535)	10,959
Other expense, net	—	—	(23,695)	(23,695)
Loss before benefit from income taxes	—	—	—	(12,736)

Sales for the Company’s international operations, which are included in the wholesale segment for reporting purposes, were approximately $10,915 and $9,607 for the thirteen weeks ended April 4, 2009 and March 29, 2008, respectively. Long lived assets of the Company’s international operations were approximately $892 and $1,094 as of April 4, 2009 and March 29, 2008, respectively.

11. RESTRUCTURING CHARGE

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

During the fourth quarter of 2008, the Company initiated a restructuring plan involving the closing of the Company’s remaining 28 Illuminations retail stores and the discontinuance of the related Illuminations consumer direct business, the closing of one underperforming Yankee Candle retail store, and limited reductions in the Company’s corporate and administrative workforce. As of April 30, 2009, the Company had closed all but one of the Illuminations stores. In connection with this restructuring plan, a charge of $2,415 was recorded during the thirteen weeks ended April 4, 2009. Included in the first quarter 2009 restructuring charge was $1,381 related to occupancy related costs, primarily consisting of lease termination costs, $273 related to other costs and $761 primarily related to employee severance costs. The Company currently expects the total charge related to the restructuring plan to be approximately $18,000 to $22,000 including the $12,382 and $2,415 recorded during the fourth quarter of 2008 and the first quarter of 2009, respectively. The majority of these additional costs relate to lease termination costs that will be incurred during the second quarter of 2009. The lease related to the Illuminations corporate headquarters in Petaluma, California expires in March 2013. This lease will be paid through March 2013 unless the Company is able to structure a buyout agreement with the landlord.

The following is a summary of restructuring charge activity for the thirteen weeks ended April 4, 2009:

	Accrued as of January 3, 2009	Thirteen Weeks Ended April 4, 2009			Accrued as of April 4, 2009
		Expense	Costs Paid	Non-Cash Charges
Occupancy related	$1,041	$1,381	$(2,020)	$96	$498
Employee related	—	761	(537)	—	224
Other	25	273	(30)	(34)	234

Total	$1,066	$2,415	$(2,587)	$62	$956

12. COMMITMENTS AND CONTINGENCIES

Contingencies

A class action lawsuit was filed against the Company in February 2005 for alleged violations of certain California state wage and hour and employment laws with respect to certain employees in the Company’s California retail stores. In December 2007 a preliminary settlement agreement was reached pursuant to mediation. The settlement is now pending court approval. Pursuant to the agreement the Company would pay a total of $950 (inclusive of attorneys’ fees and administrative expenses) into a settlement fund. This amount was recorded in the Company’s consolidated statement of operations during the fourth quarter of fiscal 2007. The Company made the settlement payment on April 3, 2009.

In connection with the Linens ‘N Things (“Linens”) bankruptcy proceedings the Company received a letter dated December 19, 2008 from counsel to Linens Holding Co. and its affiliates, which letter alleges that, pursuant to Sections 547 and 550 of the United States Bankruptcy Code, the Company is required to return to Linens approximately $6,600 in allegedly “preferential” transfers allegedly made to Yankee Candle during the 90-day period preceding the filing of the Linens bankruptcy cases. The letter also alleges that Yankee Candle is required to pay to Linens approximately $1,300 on account of credits allegedly earned but not redeemed by Linens prior to the filing of the Linens bankruptcy cases. The letter offered to settle these claims and threatened legal action if settlement terms cannot be reached. The Company is currently evaluating these alleged claims with outside counsel. While the Company believes it has a number of strong potential defenses to all or a significant portion of these claims and plan to vigorously contest any action brought by Linens, the Company cannot at this time predict what the outcome of this matter would be if legal action were to be pursued by Linens. As of April 4, 2009, the Company did not record any amount related to these claims in its consolidated statement of operations. If any matter were to be brought by Linens and were decided in a manner adverse to us, it could materially adversely impact our results of operations.

13. FINANCIAL INFORMATION RELATED TO GUARANTOR SUBSIDIARIES

As discussed in Note 6 “Long-term Debt,” obligations under the senior notes are guaranteed on an unsecured senior basis and obligations under the senior subordinated notes are guaranteed on an unsecured senior subordinated basis by the Parent and 100% of the issuer’s existing and future domestic subsidiaries. The senior notes are fully and unconditionally guaranteed by all of our 100% owned U.S. subsidiaries (the “Guarantor Subsidiaries”) on a senior unsecured basis. These guarantees are joint and several obligations of the Guarantors. The foreign subsidiary does not guarantee these notes.

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

The Company had previously presented its intercompany payables and receivables transactions between the issuer and its guarantor and non-guarantor subsidiaries as financing activities in the condensed consolidating statements of cash flows. These transactions should have been presented in investing and financing activities. The accompanying condensed consolidating statement of cash flows for the thirteen weeks ended March 29, 2008 has been corrected to properly present these cash flow activities in the respective columns. Any changes in the classification between investing and financing activities are eliminated in consolidation, therefore there is no impact on the condensed consolidating statement of cash flows for the thirteen weeks ended March 29, 2008.

Condensed consolidating financial information is as follows:

YANKEE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

April 4, 2009

(in thousands)

	Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash	$—	$17,611	$1,960	$1,046	$—	$20,617
Accounts receivable, net	—	31,233	46	6,880	—	38,159
Inventory	—	61,324	77	7,044	—	68,445
Prepaid expenses and other current assets	—	19,663	245	612	—	20,520
Deferred tax assets	—	12,745	12	—	—	12,757

TOTAL CURRENT ASSETS	—	142,576	2,340	15,582	—	160,498
PROPERTY AND EQUIPMENT, NET	—	133,781	66	892	—	134,739
MARKETABLE SECURITIES	—	772	—	—	—	772
GOODWILL	—	643,801	—	—	—	643,801
INTANGIBLE ASSETS	—	304,951	—	454	—	305,405
DEFERRED FINANCING COSTS	—	23,145	—	—	—	23,145
OTHER ASSETS	—	1,049	—	22	—	1,071
INTERCOMPANY RECEIVABLES	—	12,730	613	—	(13,343)	—
INVESTMENT IN SUBSIDIARIES	(11,912)	2,137	—	—	9,775	—

TOTAL ASSETS	$(11,912)	$1,264,942	$3,019	$16,950	$(3,568)	$1,269,431

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$22,133	$67	$1,350	$—	$23,550
Accrued payroll	—	6,286	63	253	—	6,602
Accrued interest	—	6,524	—	—	—	6,524
Accrued purchases of property and equipment	—	2,741	—	—	—	2,741
Other accrued liabilities	—	33,271	1,567	1,189	—	36,027
Current portion of long-term debt	—	31,726	—	—	—	31,726

TOTAL CURRENT LIABILITIES	—	102,681	1,697	2,792	—	107,170
DEFERRED COMPENSATION OBLIGATION	—	825	—	—	—	825
DEFERRED TAX LIABILITIES	—	78,403	—	—	—	78,403
LONG-TERM DEBT	—	1,081,399	—	—	—	1,081,399
DEFERRED RENT	—	10,625	—	—	—	10,625
OTHER LONG-TERM LIABILITIES	—	2,921	—	—	—	2,921
INTERCOMPANY PAYABLES	—	—	—	13,343	(13,343)	—
STOCKHOLDERS’ (DEFICIT) EQUITY	(11,912)	(11,912)	1,322	815	9,775	(11,912)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$(11,912)	$1,264,942	$3,019	$16,950	$(3,568)	$1,269,431

YANKEE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

January 3, 2009

(in thousands)

	Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash	$—	$128,037	$2,147	$393	$—	$130,577
Accounts receivable, net	—	31,356	783	7,014	—	39,153
Inventory	—	54,843	1,696	6,496	—	63,035
Prepaid expenses and other current assets	—	9,447	241	496	—	10,184
Deferred tax assets	—	12,581	288	—	—	12,869

TOTAL CURRENT ASSETS	—	236,264	5,155	14,399	—	255,818

PROPERTY AND EQUIPMENT, NET	—	136,724	621	877	—	138,222
MARKETABLE SECURITIES	—	540	—	—	—	540
GOODWILL	—	643,570	231	—	—	643,801
INTANGIBLE ASSETS	—	307,220	1,191	466	—	308,877
DEFERRED FINANCING COSTS	—	24,170	—	—	—	24,170
OTHER ASSETS	—	1,103	—	38	—	1,141
INTERCOMPANY RECEIVABLES	—	26,956	—	—	(26,956)	—
INVESTMENT IN SUBSIDIARIES	(2,821)	(9,173)	—	—	11,994	—

TOTAL ASSETS	$(2,821)	$1,367,374	$7,198	$15,780	$(14,962)	$1,372,569

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$21,445	$290	$1,077	$—	$22,812
Accrued payroll	—	7,495	27	219	—	7,741
Accrued interest	—	18,042	—	—	—	18,042
Accrued purchases of property and equipment	—	4,279	—	—	—	4,279
Other accrued liabilities	—	45,475	2,365	1,194	—	49,034
Current portion of long-term debt	—	37,650	—	—	—	37,650

TOTAL CURRENT LIABILITIES	—	134,386	2,682	2,490	—	139,558

DEFERRED COMPENSATION OBLIGATION	—	740	—	—	—	740
DEFERRED TAX LIABILITIES	—	75,905	—	—	—	75,905
LONG-TERM DEBT	—	1,145,475	—	—	—	1,145,475
DEFERRED RENT	—	10,787	23	—	—	10,810
OTHER LONG-TERM LIABILITIES	—	2,902	—	—	—	2,902
INTERCOMPANY PAYABLES	—	—	15,495	11,461	(26,956)	—
STOCKHOLDERS’ (DEFICIT) EQUITY	(2,821)	(2,821)	(11,002)	1,829	11,994	(2,821)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$(2,821)	$1,367,374	$7,198	$15,780	$(14,962)	$1,372,569

YANKEE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Thirteen Weeks Ended April 4, 2009

(in thousands)

	Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
Sales	$—	$122,835	$548	$9,964	$(7,639)	$125,708
Cost of sales	—	54,037	167	8,870	(6,768)	56,306

Gross profit	—	68,798	381	1,094	(871)	69,402
Selling expenses	—	45,670	468	2,401	(60)	48,479
General and administrative expenses	—	14,883	—	—	52	14,935
Restructuring charge	—	2,415	—	—	—	2,415

Income (loss) from operations	—	5,830	(87)	(1,307)	(863)	3,573
Interest income	—	(2)	—	(8)	—	(10)
Interest expense	—	21,716	—	—	—	21,716
Other (income) expense	—	(33)	—	1,472	—	1,439

Loss before benefit from income taxes	—	(15,851)	(87)	(2,771)	(863)	(19,572)
Benefit from income taxes	—	(6,913)	(38)	(776)	(356)	(8,083)

Loss before equity in (earnings of) losses of subsidiaries	—	(8,938)	(49)	(1,995)	(507)	(11,489)
Equity in (earnings of) losses of subsidiaries, net of tax	11,489	2,044	—	—	(13,533)	—

Net (loss) income	$(11,489)	$(10,982)	$(49)	$(1,995)	$13,026	$(11,489)

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

YANKEE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Thirteen Weeks Ended April 4, 2009

(in thousands)

	Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
CASH FLOWS (USED IN ) PROVIDED BY OPERATING ACTIVITIES:
Net (loss) income	$(11,489)	$(10,982)	$(49)	$(1,995)	$13,026	$(11,489)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	11,264	6	81	—	11,351
Unrealized loss on marketable securities	—	43	—	—	—	43
Stock based compensation expense	—	202	—	—	—	202
Deferred taxes	—	1,217	275	—	—	1,492
Restructuring charges	—	(62)	—	—	—	(62)
Loss on disposal and impairment of property and equipment	—	236	—	—	—	236
Investments in marketable securities	—	(341)	—	—	—	(341)
Equity in earnings of subsidiaries	11,489	—	—	1,537	(13,026)	—
Changes in assets and liabilities
Accounts receivable, net	—	692	168	206	—	1,066
Inventory	—	(4,874)	12	(457)	—	(5,319)
Prepaid expenses and other assets	—	683	(4)	(109)	—	570
Accounts payable	—	415	48	262	—	725
Income Taxes	—	(15,676)	—	—	—	(15,676)
Accrued expenses and other liabilities	—	(18,250)	(699)	1,360	—	(17,589)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	—	(35,433)	(243)	885	—	(34,791)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	—	(5,141)	—	(55)	—	(5,196)
Intercompany payables/receivables	—	128	—	—	(128)	—

NET CASH USED IN INVESTING ACTIVITIES	—	(5,013)	—	(55)	(128)	(5,196)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	—	20	—	—	—	20
Repayment of borrowings	—	(70,000)	—	—	—	(70,000)
Intercompany payables/receivables	—	—	56	(184)	128	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	—	(69,980)	56	(184)	128	(69,980)

EFFECT EXCHANGE RATE CHANGES ON CASH	—	—	—	7	—	7
NET (DECREASE) INCREASE IN CASH	—	(110,426)	(187)	653	—	(109,960)

CASH, BEGINNING OF PERIOD	—	128,037	2,147	393	—	130,577

CASH, END OF PERIOD	$—	$17,611	$1,960	$1,046	$—	$20,617

YANKEE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Thirteen Weeks Ended March 29, 2008

(in thousands)

	Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
CASH FLOWS (USED IN ) PROVIDED BY OPERATING ACTIVITIES:
Net (loss) income	$(7,858)	$(7,154)	$(127)	$(202)	$7,483	$(7,858)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	11,327	129	139	—	11,595
Unrealized loss on marketable securities	—	17	—	—	—	17
Stock based compensation expense	—	226	—	—	—	226
Deferred taxes	—	1,000	335	—	—	1,335
Loss on disposal and impairment of property and equipment	—	462	—	—	—	462
Investments in marketable securities	—	(222)	—	—	—	(222)
Equity in earnings of subsidiaries	7,858	329	—	(704)	(7,483)	—
Changes in assets and liabilities
Accounts receivable, net	—	3,683	561	2,224	—	6,468
Inventory	—	(11,399)	(157)	(200)	—	(11,756)
Prepaid expenses and other assets	—	(1,969)	(193)	101	—	(2,061)
Accounts payable	—	8,036	3	401	—	8,440
Income Taxes Payable	—	(19,657)	—	—	—	(19,657)
Accrued expenses and other liabilities	—	(24,934)	(850)	(244)	—	(26,028)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	—	(40,255)	(299)	1,515	—	(39,039)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	—	(2,894)	(7)	(34)	—	(2,935)
Payment of contingent consideration on Aroma Naturals	—	—	(225)	—	—	(225)
Intercompany payables/receivables	—	2,811	—	—	(2,811)	—

NET CASH USED IN INVESTING ACTIVITIES	—	(83)	(232)	(34)	(2,811)	(3,160)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Borrowings under senior secured revolving credit facility	—	40,000	—	—	—	40,000
Repurchase of common stock	—	(121)	—	—	—	(121)
Intercompany payables/receivables	—	—	45	(2,856)	2,811	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	—	39,879	45	(2,856)	2,811	39,879

EFFECT EXCHANGE RATE CHANGES ON CASH	—	—	—	(2)	—	(2)
NET DECREASE IN CASH	—	(459)	(486)	(1,377)	—	(2,322)

CASH, BEGINNING OF PERIOD	—	1,316	2,341	1,970	—	5,627

CASH, END OF PERIOD	$—	$857	$1,855	$593	$—	$3,305

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Inventory

We write down our inventory for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value, based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write–downs may be required. We value our inventory at the lower of cost or market on a first–in first–out (“FIFO”) basis. Fluctuations in inventory levels along with the cost of raw materials could impact the carrying value of our inventory. Changes in the carrying value of inventory could affect our operating results.

Derivative instruments

In accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, we designated our interest rate swap derivative arrangements as cash flow hedges and recognize the fair value of the instruments on the accompanying consolidated balance sheets. Gains and losses related to a hedge that result from changes in the fair value of the hedge are either recognized in income immediately to offset the gain or loss on the hedged item, or the effective portion is deferred and reported as a component of other comprehensive income in stockholders’ equity and subsequently recognized in income when the hedged item affects earnings. Since inception there has been no hedge ineffectiveness recorded in earnings. Changes in the hedges effectiveness could adversely impact our future operating results.

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

For goodwill, the annual impairment evaluation compares the fair value of a reporting unit to its carrying value and consists of two steps. First, we determine the fair value of each of our reporting units and compare them to the corresponding carrying values. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of the goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS 141, “Business Combinations”. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

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

Fair values of the reporting units are derived through a combination of market-based and income-based approaches, each of which were weighted at 50% for the impairment test performed as of November 1, 2008. The market-based approach estimates fair value by applying multiples of potential earnings, such as EBITDA and revenue, of publicly traded comparable companies. We believe this approach is appropriate because it provides a fair value using multiples from companies with operations and economic characteristics similar to our reporting units. The income-based approach is based on projected future debt-free cash flow that is discounted to present value using factors that consider the timing and risk of the future cash flows. We believe this approach is appropriate because it provides a fair value estimate based upon the reporting units expected long-term operations and cash flow performance. The income-based approach is based on a reporting unit’s future projections of operating results and cash flows. These projections are discounted to present value using a weighted average cost of capital for market participants, who are generally thought to be industry participants. The future projections are based on both past performance and the projections and assumptions used in our current operating plan. Such assumptions are subject to change as a result of changing economic and competitive conditions. In the fourth quarter of 2008, we incurred an impairment charge of $462.6 million. We could have additional charges in the future which would affect our earnings.

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

RESULTS OF OPERATIONS

Recent Economic Environment

The macroeconomic environment clearly continues to have a significant impact on consumer spending. Unemployment levels continue to rise, consumer confidence levels remain depressed and credit markets remain challenging. These conditions point to consumption challenges for virtually all consumer facing companies including Yankee Candle. Our operations for the thirteen weeks ended April 4, 2009 were significantly affected by these unprecedented macroeconomic conditions, as declining mall traffic and reduced consumer spending negatively impacted both our retail and wholesale businesses. During the remainder of 2009, we expect that the deteriorating economic conditions will continue to challenge our business.

Overview

We are the largest specialty branded premium scented candle company in the United States based on our annual sales and profitability. The strong brand equity of the Yankee Candle ® brand, coupled with our vertically integrated multi-channel business model, have enabled us to be the market leader in the premium scented candle market for many years. We design, develop, manufacture, and distribute the majority of the products we sell which allows us to offer distinctive, trend-appropriate products for every season, every customer, and every room in your home. We have a 40-year history of category leadership and growth by marketing Yankee Candle products as affordable luxuries, consumable products, and valued gifts for everyone on your list. We offer the broadest assortment of highly scented candles, innovative home fragrance products, and candle related home décor accessories in a variety of compelling fragrances, colors, styles, and price points.

Candle products are the foundation of our business, and are available in a wide range of fragrances and colors across a variety of jar candles, Samplers® votive candles, Tarts® wax potpourri, pillars and other candle products, the vast majority of which are marketed under the Yankee Candle® brand. Our candles are moderately-priced and our variety ensures each customer can find Yankee Candle products appropriate for her lifestyle and budget. In addition to our core candle business, we successfully have extended the Yankee Candle brand into the growing home fragrance segment with a portfolio of innovative fragrance products for your home. Our assortment includes electric plug home fragrancers, decorative reed diffusers, room sprays, potpourri, and scented oils. Additionally, we offer products such as the Yankee Candle Car Jars® auto air fresheners to fragrance cars and small spaces. We also offer a wide array of coordinated candle related and home decor accessories in dozens of exclusive patterns, colors and styles, and numerous giftsets. In addition to our “everyday” product offerings, we also offer seasonally-appropriate fragrances, products, home décor accessories, and giftsets on a limited edition, seasonal basis. These themed temporary programs occur four times a year: Spring, Summer, Fall, and the Christmas/Holiday season.

We sell our products in multiple channels of distribution across dozens of countries. Our customer touchpoints include our own company-operated retail stores and our direct-to-consumer catalogs and e-commerce/web business, as well as a global network of both national account and independent specialty gift customers and channels. We have an extensive and growing national and international wholesale segment with a diverse customer base that as of April 4, 2009 consisted of approximately 18,100 locations in North America, typically in non-shopping mall locations. We also have a growing retail store base primarily located in shopping malls and lifestyle centers. As of April 4, 2009, we operated 474 Yankee Candle retail stores. We operate two flagship stores, a 90,000-square-foot store in South Deerfield, Massachusetts, which is a major tourist destination in Massachusetts, and a second 42,000-square-foot flagship store in Williamsburg, Virginia. We also sell our products directly to consumers through our direct mail catalogs and our Internet web sites at www.yankeecandle.com and www.aromanaturals.com. Outside of North America, we sell our products primarily through our subsidiary, Yankee Candle Company (Europe), LTD, which has an international wholesale customer network of approximately 3,100 locations and distributors covering 23 countries.

Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. Our revenue and earnings are typically greater during our fiscal fourth quarter, which includes the majority of the holiday selling season.

Illuminations

In 2008 our operations included 28 Illuminations retail stores as of January 3, 2009, together with the consumer direct business. During the fourth quarter of 2008, the Company initiated a restructuring plan involving the closing of the Company’s 28 Illuminations retail stores and the discontinuance of the related Illuminations consumer direct and wholesale businesses. As of April 30, 2009, we had closed our Illuminations consumer direct business and all but one of our Illuminations stores. The remaining Illuminations store will be closed by the end of the second quarter of 2009. During the thirteen weeks ended April 4, 2009, as part of the plan to wind down the Illuminations operations we conducted a liquidation sale which generated $5.8 million in sales.

The following table sets forth the various components of our condensed consolidated statements of operations, expressed as a percentage of sales, for the periods indicated that are used in connection with the discussion herein.

	Thirteen Weeks Ended April 4, 2009	Thirteen Weeks Ended March 29, 2008
Statements of Operations Data:
Sales:
Wholesale	44.0%	48.3%
Retail	56.0%	51.7%

Total net sales	100.0%	100.0%
Cost of sales	44.8%	45.8%

Gross profit	55.2%	54.2%
Selling expenses	38.5%	35.1%
General and administrative expenses	11.9%	10.2%
Restructuring charge	1.9%	1.1%

Income from operations	2.9%	7.8%
Net other expense	18.4%	16.8%

Loss before benefit from income taxes	(15.5)%	(9.0)%
Benefit from income taxes	(6.4)%	(3.5)%

Net loss	(9.1)%	(5.5)%

Thirteen weeks ended April 4, 2009 versus the Thirteen weeks ended March 29, 2008

SALES

Sales decreased 10.8% to $125.7 million for the thirteen weeks ended April 4, 2009 from $140.9 million for the thirteen weeks ended March 29, 2008.

Retail Sales

Retail sales decreased 3.3% to $70.4 million for the thirteen weeks ended April 4, 2009 from $72.8 million for the thirteen weeks ended March 29, 2008. The decrease in retail sales was primarily due to decreased comparable store sales of approximately $4.9 million and decreased sales in our catalog and Internet division of approximately $1.9 million, which were significantly impacted by the deteriorating economic environment, offset in part by (i) increased sales in our Yankee Candle Fundraising division of approximately $1.8 million, (ii) increased sales at our Illuminations division of $1.2 million, driven primarily by the liquidation sale (iii) increased sales attributable to stores opened in 2008 that have not entered the comparable store base (which in 2008 were open for less than a full year) of approximately $0.8 million and (iv) the addition of 11 new Yankee Candle retail stores opened during the thirteen weeks ended April 4, 2009, which increased sales by approximately $0.4 million.

Comparable store and catalog and Internet sales for our Yankee Candle stores decreased 9.8% for the thirteen weeks ended April 4, 2009 compared to the thirteen weeks ended March 29, 2008. Yankee Candle comparable store sales for the thirteen weeks ended April 4, 2009 decreased 8.9% compared to the thirteen weeks ended March 29, 2008. Comparable store sales represent a comparison of sales during the corresponding fiscal periods on stores in our comparable stores sales base. A store first enters our comparable store sales base in the fourteenth fiscal month of operation. The decrease in comparable store sales was driven by a decrease in mall traffic due to the deteriorating economic environment. There were 428 stores included in the Yankee Candle comparable store base as of April 4, 2009 as compared to 403 stores included in the Yankee Candle comparable store base as of March 29, 2008, and 426 stores included in the Yankee Candle comparable store base as of January 3, 2009. Illuminations stores are not included in our comparable store base. There were 498 total retail stores (including 24 Illuminations stores) open as of April 4, 2009, compared to 463 total retail stores (including 28 Illuminations stores) open as of March 29, 2008, and 491 total retail stores (including 28 Illuminations stores) open as of January 3, 2009. Permanently closed stores are excluded from the comparable store calculation beginning in the month in which the store closes.

Wholesale Sales

Wholesale sales, including European operations, decreased 18.8% to $55.3 million for the thirteen weeks ended April 4, 2009 from $68.1 million for the thirteen weeks ended March 29, 2008.

The decrease in wholesale sales was primarily due to decreased sales to domestic wholesale locations in operation prior to March 29, 2008 of approximately $15.9 million and decreased sales from our Aroma Naturals division of approximately $0.4 million, partially offset by increased sales to domestic wholesale locations opened during the last 12 months of approximately $1.9 million, increased sales in our European operations of approximately $1.3 million and increased sales from new product ventures of $0.4 million. The decrease in wholesale sales was primarily due to the deteriorating economic environment which has resulted in a pullback in inventory levels by our wholesale customers and by the decrease in revenue within the Home Specialty Channel, which was impacted by the loss of Linens ‘N Things.

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

Gross profit decreased 9.2% to $69.4 million for the thirteen weeks ended April 4, 2009 from $76.4 million for the thirteen weeks ended March 29, 2008. As a percentage of sales, gross profit increased to 55.2% for the thirteen weeks ended April 4, 2009 from 54.2% for the thirteen weeks ended March 29, 2008.

Retail Gross Profit

Retail gross profit dollars decreased 2.9% to $44.1 million for the thirteen weeks ended April 4, 2009 from $45.4 million for the thirteen weeks ended March 29, 2008. The decrease in gross profit dollars was primarily due to sales decreases in our retail operations, which decreased gross profit by approximately $4.2 million, and increased promotional activity of $2.0 million. The decreases in gross profit dollars were offset in part by (i) the impact of price increases initiated on selected products during the first and third quarters of fiscal 2008 which, assuming no elasticity, contributed approximately $3.1 million, (ii) increased profitability in our Yankee Candle Fundraising division of approximately $0.9 million, (iii) increased profitability in our Illuminations division of approximately $0.8 million due to the restructuring and liquidation sale and (iv) decreased costs in our supply chain operations of approximately $0.2 million.

As a percentage of sales, retail gross profit increased to 62.7% for the thirteen weeks ended April 4, 2009 from 62.3% for the thirteen weeks ended March 29, 2008. The increase in retail gross profit rate was impacted by price increases initiated on selected products during the first quarter of fiscal 2008 which, assuming no elasticity, contributed an increase of approximately 1.7% and increased profitability in our Illuminations division of approximately 0.1% partially offset by increased marketing and promotional activity of 1.0% and decreased profitability in our Yankee Candle Fundraising division of approximately 0.3%.

Wholesale Gross Profit

Wholesale gross profit dollars decreased 18.4% to $25.3 million for the thirteen weeks ended April 4, 2009 from $31.0 million for the thirteen weeks ended March 29, 2008. The decrease in wholesale gross profit dollars was attributable to sales decreases within our wholesale operations, which decreased gross profit by approximately $6.6 million, increased marketing and promotional activity of $0.6 million and increased costs in our supply chain operations of approximately $0.5 million. These decreases to gross profit dollars were partially offset by the impact of price increases initiated on selected products during the first and third quarters of fiscal 2008 which, assuming no elasticity, contributed approximately $2.0 million.

As a percentage of sales, wholesale gross profit increased slightly to 45.6% for the thirteen weeks ended April 4, 2009 from 45.5% for the thirteen weeks ended March 29, 2008. The increase in wholesale gross profit rate was the result of the impact of price increases initiated on selected products during the first and third quarters of fiscal 2008 which, assuming no elasticity, contributed approximately 2.0%. The favorable impact of the price increases were offset in part by decreased productivity in supply chain operations of 1.0%, increased marketing and promotional activity of 0.6% and decreased profitability in our new product ventures of 0.3%.

SELLING EXPENSES

Selling expenses decreased 2.0% to $48.5 million for the thirteen weeks ended April 4, 2009 from $49.5 million for the thirteen weeks ended March 29, 2008. These expenses are related to both wholesale and retail operations and consist of payroll, occupancy, advertising and other operating costs, as well as pre-opening costs, which are expensed as incurred. As a percentage of sales, selling expenses were 38.5% and 35.1% for the thirteen weeks ended April 4, 2009 and March 29, 2008, respectively.

Retail Selling Expenses

Retail selling expenses decreased 2.4% to $40.1 million for the thirteen weeks ended April 4, 2009 from $41.1 million for the thirteen weeks ended March 29, 2008. These expenses relate to payroll, occupancy, advertising and other store operating costs, as well as pre–opening costs, which are expensed as incurred. As a percentage of retail sales, retail selling expenses were 57.1% and 56.5% for the thirteen weeks ended April 4, 2009 and March 29, 2008, respectively. The decrease in selling expense dollars was primarily related to a reduction in labor related expenses to offset the impact of our decreased comparable store sales. The increase in selling expenses as a percentage of sales was primarily due to the de-leveraging of selling expenses as a result of decreased comparable store sales.

Wholesale Selling Expenses

Wholesale selling expenses decreased 1.2% to $8.3 million for the thirteen weeks ended April 4, 2009 from $8.4 million for the thirteen weeks ended March 29, 2008. These expenses relate to payroll, advertising and other operating costs. As a percentage of wholesale sales, wholesale selling expenses were 15.1% and 12.3% for the thirteen weeks ended April 4, 2009 and March 29, 2008, respectively. The increase in selling expenses as a percentage of sales was primarily due to the de-leveraging of selling expenses as a result of decreased sales to domestic wholesale locations in operation prior to March 29, 2008, including the loss of Linens ‘N Things.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses, which consist primarily of personnel–related costs, including senior management, accounting, information systems, management incentive programs and costs that are not readily allocable to either the retail or wholesale operations, increased 3.5% to $14.9 million for the thirteen weeks ended April 4, 2009 from $14.4 million for the thirteen weeks ended March 29, 2008. As a percentage of sales, general and administrative expenses were 11.9% and 10.2% for the thirteen weeks ended April 4, 2009 and March 29, 2008, respectively. The increase in general and administrative expense in dollars and as a percentage of sales was partially driven by an increase in the management incentive plan expense assuming a full payout in 2009 versus a partial payout in 2008.

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

During the fourth quarter of 2008, the Company initiated a restructuring plan involving the closing of the Company’s remaining 28 Illuminations retail stores and the discontinuance of the related Illuminations consumer direct business, the closing of one underperforming Yankee Candle retail store, and limited reductions in the Company’s corporate and administrative workforce. As of April 30, 2009, the Company had closed all but one of the Illuminations stores. In connection with this restructuring plan, a charge of $2.4 million was recorded during the thirteen weeks ended April 4, 2009. Included in the first quarter 2009 restructuring charge was $1.4 million related to occupancy related costs, primarily consisting of lease termination costs, $0.3 million related to other costs and $0.7 million primarily related to employee severance costs. The Company currently expects the total charge related to the restructuring plan to be approximately $18.0 million to $22.0 million including the $12.4 million and $2.4 million recorded in the fourth quarter 2008 and first quarter 2009, respectively. The majority of these additional costs relate to lease termination costs that will be incurred during the second quarter of 2009. The lease related to the Illuminations corporate headquarters in Petaluma, California expires in March 2013. This lease will be paid through March 2013 unless the Company is able to structure a buyout agreement with the landlord.

The following is a summary of restructuring charge activity for the thirteen weeks ended April 4, 2009 (in thousands):

	Accrued as of January 3, 2009	Thirteen Weeks Ended April 4, 2009			Accrued as of April 4, 2009
		Expense	Costs Paid	Non-Cash Charges
Occupancy related	$1,041	$1,381	$(2,020)	$96	$498
Employee related	—	761	(537)	—	224
Other	25	273	(30)	(34)	234

Total	$1,066	$2,415	$(2,587)	$62	$956

OTHER EXPENSE, NET

Other expense, net was $23.1 million for the thirteen weeks ended April 4, 2009 compared to $23.7 million for the thirteen weeks ended March 29, 2008. The primary component of this expense was interest expense, which was $21.7 million and $23.8 million for the thirteen weeks ended April 4, 2009 and March 29, 2008, respectively. The decrease in interest expense was primarily due to a decrease in our average daily debt outstanding during the period coupled with a decrease in our borrowing rates.

BENEFIT FROM INCOME TAXES

The benefit from income taxes for the thirteen weeks ended April 4, 2009 was $8.1 million compared to $4.9 million for the thirteen weeks ended March 29, 2008. The effective tax rates for the thirteen weeks ended April 4, 2009 and March 29, 2008 were 41.3% and 38.3% respectively. The increase in the effective tax rate for the thirteen weeks ended April 4, 2009 compared to the thirteen weeks ended March 29, 2008 is primarily related to lower projected full year pre-tax income in the current year and reduced domestic production activities tax deductions in the current year.

LIQUIDITY AND CAPITAL RESOURCES

Our senior secured credit facility (the “Credit Facility”) consists of a $650.0 million 7–year senior term loan facility (“Term Facility”) and a 6–year $125.0 million senior secured revolving credit facility (“Revolving Facility”). All borrowings under the Credit Facility bear interest at a rate per annum equal to an applicable margin, plus, at the Company’s option, (i) the higher of (x) the prime rate (as set forth on the British Banking Association Telerate Page 5) and (y) the federal funds effective rate, plus one-half percent (0.50%) per annum or (ii) the Eurodollar rate, and resets periodically. In addition to paying interest on outstanding principal under the senior secured credit facility, the Company is required to pay a commitment fee to the lenders in respect of unutilized loan commitments at a rate of 0.50% per annum. The senior secured term loan facility matures on February 6, 2014 and the senior secured revolving credit facility matures on February 6, 2013.

As a result of concerns about the stability of the financial and credit markets and the strength of counterparties during this challenging global macroeconomic environment, many financial institutions have reduced, and in some instances ceased to provide, funding to borrowers. In our case, Lehman Commercial Paper, Inc. (“LCP”), one of the lenders under our $125.0 million Revolving Facility, and who also serves as the Administrative Agent thereunder, of the Revolving Facility declared bankruptcy in September 2008. LCP’s share of the Revolving Facility was 12% or $15.0 million of the total funds available under our Revolving Facility. As a result of the bankruptcy, our ability to draw upon that portion of the Revolving Facility has been reduced. To date, we have not secured substitute financing. If we are unable to secure additional or substitute funding from other parties, our Revolving Facility would be effectively reduced from $125.0 million to $110.0 million. As of April 4, 2009, there were no borrowings outstanding under our Revolving Facility.

As of April 4, 2009, the Company had outstanding letters of credit of $1.5 million, leaving $108.5 million in availability under the Revolving Facility, excluding the $15.0 million applicable to LCP. As of April 4, 2009, we were in compliance with all covenants under the Credit Facility.

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

The Credit Facility permits all or any portion of the loans outstanding to be prepaid at any time and commitments to be terminated in whole or in part at our option without premium or penalty. The Company is required to repay amounts borrowed under the Term Facility in equal quarterly installments in an aggregate annual amount equal to one percent (1.0%) of the original principal amount of the Term Facility with the balance being payable on the maturity date of the Term Facility.

Subject to certain exceptions, the Credit Facility requires that 100% of the net proceeds from certain asset sales, casualty insurance, condemnations and debt issuances, and 50% (subject to step downs) from excess cash flow, as defined, for each fiscal year must be used to pay down outstanding borrowings. The calculation to determine if the Company has excess cash flow per the Credit Facility is prepared on an annual basis at the end of each fiscal year. As of April 4, 2009, we had excess cash flow, as defined in the Credit Facility, of $31.7 million. This amount is classified as short-term debt on the accompanying consolidated balance sheet and was paid on April 13, 2009 to further reduce our outstanding borrowings. Of the $31.7 million excess cash flow payment, approximately $21.0 million was paid with internally generated cash with the remainder generated through our Revolving Facility.

The Credit Facility contains a financial covenant which requires that we maintain at the end of each fiscal quarter, commencing with the quarter ended January 3, 2009 through the quarter ending October 3, 2009, a consolidated total secured debt (net of cash and cash equivalents not to exceed $30.0 million) to consolidated EBITDA ratio of no more than 4.00 to 1.00. As of April 4, 2009, the Company’s actual secured leverage ratio was 3.24 to 1.00, as calculated in accordance with the Credit Facility. As of April 4, 2009, total secured debt was approximately $579.5 million (net of $20.6 million in cash). Under the Credit Facility, EBITDA is defined as net income plus, interest, taxes, depreciation and amortization, further adjusted to add back extraordinary, unusual or non-recurring losses, non-cash stock option expense, fees and expenses related to the Transaction, fees and expenses under the Management Agreement with our equity sponsor, restructuring charges or reserves, as well as other non-cash charges, expenses or losses, and further adjusted to subtract extraordinary, unusual or non-recurring gains, other non-cash income or gains, and certain cash contributions to our common equity. Set forth below is a reconciliation of Consolidated Adjusted EBITDA, as calculated under the Credit Facility, to EBITDA and net loss for the four quarters ended April 4, 2009 (in thousands):

Net loss	$(412,955)
Income tax benefit	(24,963)
Interest expense, net (excluding amortization of deferred financing fees)	88,326
Depreciation and amortization	46,751

EBITDA	(302,841)
Equity-based compensation expense	866
Restructuring charges	14,797
Goodwill and intangible asset impairments	462,616
Fees paid pursuant to management agreement	1,500
Other non-cash expense	1,882

Consolidated Adjusted EBITDA under the Credit Facility	$178,820

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

The Consolidated Adjusted EBITDA ratio is a material component of the Credit Facility. Non-compliance with the maximum Consolidated Adjusted EBITDA ratio could prevent us from borrowing under our Revolving Facility and would result in a default under the credit agreement related to our Credit Facility. If there were an event of default under the credit agreement related to our Credit Facility that was not cured or waived, the lenders under our Credit Facility could cause all amounts outstanding under our Credit Facility to be due and payable immediately, which would have a material adverse effect on our financial position and cash flows.

Cash Flows and Funding of our Operations

The Company’s cash includes interest-bearing and non-interest bearing accounts. The Company maintains cash balances at several financial institutions. Cash as of April 4, 2009 of $20.6 million decreased by $110.0 million compared to $130.6 million as of January 3, 2009. Cash used in operating activities was $34.8 million. Cash used in operating activities includes total payments of $6.1 million of taxes, primarily related to fiscal 2008, and cash paid for interest of $32.2 million.

Net cash used in investing activities was $5.2 million for the thirteen weeks ended April 4, 2009 and was used for the purchase of property and equipment, primarily related to new stores. Net cash used by financing activities was $70.0 million for the thirteen weeks ended April 4, 2009 and was used to pay down borrowings under the Revolving Facility.

We fund our operations through a combination of internally generated cash from operations and from borrowings under the Credit Facility. Our primary uses of cash are working capital requirements, new store expenditures, new store inventory purchases and debt service requirements. We anticipate that cash generated from operations together with amounts available under the Credit Facility will be sufficient to meet our future working capital requirements, new store expenditures, new store inventory purchases and debt service obligations as they become due over the next twelve months. However, our ability to fund future operating expenses and capital expenditures and our ability to make scheduled payments of interest on, to pay principal on or refinance indebtedness and to satisfy any other present or future debt obligations will depend on future operating performance which will be affected by general economic, financial and other factors beyond our control. In addition, borrowings under our Credit Facility are dependent upon our continued compliance with the financial and other covenants contained therein.

Due to the seasonality of the business, we do not generate positive cash flow from operations through the first three quarters of our fiscal year. As such, we draw on the revolver portion of our Credit Facility during these times to fund operations. In the fourth quarter, these borrowings are typically repaid in full using cash generated from operations during the fourth quarter holiday season. We typically reach our peak borrowings of approximately $90.0 million during the latter part of the third quarter. However, due to the extreme disruption in the financial markets during the latter half of 2008 and the volatility of the economic environment as a whole, we strategically held our cash and did not repay our borrowings under our Revolving Facility as of January 3, 2009. We repaid $70.0 million in borrowings under our Revolving Facility during the first quarter of 2009.

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

Our market risks relate primarily to changes in interest rates. At April 4, 2009, we had $600.1 million of floating rate debt and $513.0 million of fixed rate debt. For fixed rate debt, interest rate changes affect the fair market value, but do not impact earnings or cash flows. Conversely for floating rate debt, interest rate changes do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. The $600.1 million outstanding under our Credit Facility bears interest at variable rates. All borrowings under the Credit Facility bear interest at a rate per annum equal to an applicable margin, plus, at the Company’s option, (i) the higher of (a) the prime rate (as set forth on the British Banking Association Telerate Page 5) and (b) the federal funds effective rate, plus one-half percent (0.50%) per annum or (ii) the Eurodollar rate, and resets periodically. As of April 4, 2009, the weighted average combined interest rate on the senior secured term loan facility and senior secured revolving credit facility was 3.19%. This Credit Facility is intended to fund operating needs. Because this Credit Facility bears a variable interest rate based on market indices, our results of operations and cash flows will be exposed to changes in interest rates. Based on April 4, 2009 borrowing levels, a 1.00% increase or decrease in current market interest rates would have the effect of causing an approximately $6.0 million additional annual pre–tax charge or credit to the statement of operations.

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

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of April 4, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 4, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) occurred during the fiscal quarter ended April 4, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As widely reported, financial and credit markets in the United States and globally have been experiencing unprecedented levels of volatility and disruption in recent months, which has resulted in, among other things, severely diminished liquidity and credit availability and a widespread reduction in business activity and consumer spending and confidence. In 2008 and the first quarter of 2009, these economic conditions negatively impacted our business and our results of operations. Any continuation or further deterioration in the current economic conditions, or any prolonged global, national or regional recession, may materially adversely affect our results of operations and financial condition.

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

As a result of concerns about the stability of the financial and credit markets and the strength of counterparties during this challenging global macroeconomic environment, many financial institutions have reduced, and in some instances ceased to provide, funding to borrowers. In our case, Lehman Commercial Paper, Inc. (“LCP”), one of the lenders under our $125.0 million Revolving Facility and who also serves as the Administrative Agent under the Credit Facility declared bankruptcy in September 2008. LCP’s share of the Revolving Facility was 12% or $15.0 million of the total funds available to us under the Revolving Facility. As a result of the bankruptcy, our ability to draw upon that portion of the Revolving Facility has been reduced. To date, we have not secured substitute financing. If we are unable to secure additional or substitute funding from other parties, our Revolving Facility would be effectively reduced from $125.0 million to $110.0 million. Based upon information available to us, we have no indication that other financial institutions syndicated under our Revolving Facility would be unable to fulfill their commitments to us. However, if additional counterparties were to become unable to fulfill those obligations, that may adversely affect our results of operations, financial condition and liquidity.

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

At April 4, 2009, the net carrying value of our goodwill and intangible assets totaled approximately $643.8 million and $305.4 million respectively. Our amortizing intangible assets are subject to impairment testing in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, and our non-amortizing goodwill and tradenames are subject to impairment tests in accordance with SFAS No. 142, “Goodwill and Intangible Assets.” We review the carrying value of our intangible assets and goodwill for impairment whenever events or circumstances indicate that their carrying value may not be recoverable, at least annually for our goodwill and tradnames. Significant negative industry or economic trends, including disruptions to our business, unexpected significant changes or planned changes in the use of our intangible assets, and mergers and acquisitions could result in an impairment charge for any of our intangible assets, goodwill or other long-lived assets. We completed our annual impairment testing of goodwill and indefinite-lived intangible assets as of November 1, 2008. As a result of these analyses we recorded impairment charges of $375.2 million and $87.4 million related to our goodwill and tradenames, respectively during the fourth quarter ended January 3, 2009.

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

After giving effect to the Merger and related use of proceeds, we have a substantial amount of debt, which requires significant interest and principal payments. Subject to the limits contained in the indentures governing our senior notes and our senior subordinated notes and our senior secured credit facility, we may be able to incur additional debt from time to time, including drawing on our senior secured revolving credit facility, to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our business associated with our high level of debt could intensify. Specifically, our high level of debt could have important consequences to the holders of the notes, including the following:

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

We intend to continue to pursue a long-term business strategy of increasing sales and earnings by expanding our retail and wholesale operations both in the United States and internationally. However, our ability to grow these businesses in the short-term, including during 2009, may be negatively impacted by the current economic conditions. Our ability to implement our long-term growth strategy successfully will also be dependent in part on several factors beyond our control, including consumer preferences, and the competitive environment in the markets in which we compete, and we may not be able to achieve our planned growth or sustain our financial performance. Our ability to anticipate changes in the candle, home fragrance and giftware industries, and identify industry trends, will be critical factors in our ability to remain competitive.

We expect that it will become more difficult to maintain our historical growth rate, which could negatively impact our operating margins and results of operations. New stores typically generate lower operating margin contributions than mature stores because fixed costs, as a percentage of sales, are higher and because pre-opening costs are fully expensed in the year of opening. In addition, our retail sales generate lower margins than our wholesale sales. Over the past several years, our wholesale business has grown by increasing sales to existing customers and by adding new customers. If we are not able to continue this, our sales and profitability could be adversely affected. In addition, as we expand our wholesale business into new channels of trade that we believe to be appropriate, sales in some of these new channels may, for competitive reasons within the channels, generate lower margins than do our existing wholesale sales. Similarly, as we continue to broaden our product offerings in order to meet consumer demand, we may do so in part by adding products that have lower product margins than those of our core candle products.

We may be unable to continue to open new stores successfully.

Our retail strategy depends in large part on our ability to successfully open new stores in both existing and new geographic markets. For our strategy to be successful, we must identify and lease favorable store sites on favorable economic terms, hire and train managers and associates and adapt management and operational systems to meet the needs of our expanded operations. These tasks may be difficult to accomplish successfully and any changes in the availability of suitable real estate locations on acceptable terms could adversely impact our retail growth. If we are unable to open new stores as quickly as planned, then our future sales and profits could be materially adversely affected. Even if we succeed in opening new stores, these new stores may not achieve the same sales or profit levels as our existing stores. Also, our retail strategy includes opening new stores in markets where we already have a presence so we can take advantage of economies of scale in marketing, distribution and supervision costs, or the opening of new malls or centers in the market. However, these new stores may result in the loss of sales in existing stores in nearby areas, thereby negatively impacting our comparable store sales. A decrease in our retail comparable store sales will have an adverse impact on our cash flows and earnings. This is due to the fact that a significant portion of our expenses are comprised of fixed costs, such as lease payments, and our ability to decrease expenses in response to negative comparable store sales is limited in the short term. If comparable store sales decline it will negatively impact earnings. Our retail strategy also depends upon our ability to successfully renew the expiring leases of our profitable existing stores. If we are unable to do so at planned levels and upon favorable economic terms, then our future sales and profits could be negatively affected.

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

A significant deterioration in the financial condition of one of our major customers, or the loss of such a customer, could have a material adverse effect on our sales, profitability and cash flow to the extent that we are unable to offset any revenue losses with additional revenue from existing customers or by opening new accounts. We continually monitor and evaluate the credit status of our customers and attempt to adjust trade and credit terms as appropriate. However, a bankruptcy filing by a key customer could have a material adverse effect on our business, results of operations and financial condition. In this regard, for example, we note that on May 2, 2008 Linens ‘N Things (“Linens”) filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. At the time of that filing we had an outstanding receivable balance due from Linens and are an unsecured creditor with respect to that receivable. We recorded a bad debt provision in the amount of $4.5 million during the quarter ended June 28, 2008 with respect to the pre-petition receivable due from Linens. Linens is now in the process of liquidating its assets.

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

The bankruptcy of General Growth Partners could have a significant impact on our sales or operating results. The bankruptcy or significant deterioration of any of our major national retail landlords could have a material adverse affect on our sales and overall retail strategy.

The current economic downturn has significantly negatively impacted the commercial real estate sector, including large commercial and retail landlords. On April 16, 2009 one of our major national landlords, General Growth Properties, filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code (11 U.S.C. § 101 et seq.). We have leases with GGP and its affiliates relating to 82 of our 474 existing retail stores. At the time of the filing, we had unpaid tenant allowances due to us or pending from GGP in the amount of $0.3 million, and, while we intend to continue to seek the payment of these allowances within the limits of the law, there is no certainty that we will be able to recover all or any part of this amount. We also have several pending agreements and ongoing negotiations with GGP regarding, among other things, new store leases, lease termination agreements and lease renewals or modifications. There can be no assurance that these agreements will be finalized or that these negotiations will continue, and any delay or cessation may have an adverse impact on our business. As a result of the bankruptcy filing, GGP may have or seek to exercise certain rights which could potentially negatively impact us, including without limitation the right to assume or reject all or any of our store leases. GGP may also pursue the sale or other disposition of the mall properties in which our stores are located, which could adversely affect our leases. Moreover, if GGP or any buyer of GGP’s properties is unable to continue to operate its malls in a first class condition and otherwise perform its obligations as landlord, including without limitation its repair and maintenance obligations, then our sales and operating results in those malls could be adversely affected. While we intend to take steps to control and mitigate any adverse effects of the GGP financial distress and bankruptcy, there can be no assurance that all significant impacts can be avoided.

If the current macro-economic conditions continue or deteriorate further, additional commercial landlords may be similarly impacted which in turn could materially adversely impact our sales and operating results.

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

•

changes in the interpretation or enforcement of laws and regulations regarding our business or the sale of our products, or the ingredients contained in our products; or the imposition of new or additional restrictions or regulations regarding the same;

•	changes in our ability to attract, retain and develop highly-qualified employees or changes in the cost or availability of a sufficient labor force to manage and support our operations;

•	changes in our ability to meet objectives with regard to business acquisitions or new business ventures;

•	the occurrence of severe weather events prohibiting or discouraging consumers from traveling to retail or wholesale locations;

•	the disruption of global, national or regional transportation systems;

•	the occurrence of certain material events including natural disasters, acts of terrorism, the outbreak of war or other significant national or international events;

•	our ability to react in a timely manner and maintain our critical business processes and information systems capabilities in a disaster recovery situation; and

•	changes in our ability to manage our existing computer systems and technology infrastructures, and our ability to implement successfully new computer systems and technology infrastructures.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item 3.	Defaults Upon Senior Securities.

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders.

Not Applicable

Item 5.	Other Information.

Not Applicable

Item 6.	Exhibits

31.1	Certification of Craig W. Rydin Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated May 13, 2009

31.2	Certification of Bruce L. Hartman Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated May 13, 2009.

32.1	Certification of Craig W. Rydin Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, dated May 13, 2009.

32.2	Certification of Bruce L. Hartman Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, dated May 13, 2009.

99.1	Form of 2009 Management Incentive Plan, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YANKEE HOLDING CORP.

Date: May 13, 2009	By:	/s/ Bruce L. Hartman
Bruce L. Hartman
Executive Vice President, Chief Administrative Officer and Chief Financial Officer (Principal Financial Officer)