Form 10-Q
period 2009-07-04
Yankee Holding Corp.
filed 2009-08-14
CIK 1394069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: July 4, 2009

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

As of August 12, 2009, there were 498,888 shares of Yankee Holding Corp. common stock, $.01 par value, outstanding, all of which are owned by YCC Holdings LLC.

YANKEE HOLDING CORP.

FORM 10-Q – Quarter Ended July 4, 2009

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

YANKEE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	July 4, 2009	January 3, 2009
ASSETS
CURRENT ASSETS:
Cash	$6,613	$130,577
Accounts receivable, net	31,220	39,153
Inventories	78,027	63,035
Prepaid expenses and other current assets	34,151	10,184
Deferred tax assets	13,310	12,869

TOTAL CURRENT ASSETS	163,321	255,818

PROPERTY AND EQUIPMENT-NET	131,294	138,222
MARKETABLE SECURITIES	921	540
GOODWILL	643,801	643,801
INTANGIBLE ASSETS	301,977	308,877
DEFERRED FINANCING COSTS	21,712	24,170
OTHER ASSETS	973	1,141

TOTAL ASSETS	$1,263,999	$1,372,569

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$22,893	$22,812
Accrued payroll	8,180	7,741
Accrued interest	18,027	18,042
Accrued purchases of property and equipment	1,863	4,279
Other accrued liabilities	39,369	49,034
Current portion of long-term debt	—	37,650

TOTAL CURRENT LIABILITIES	90,332	139,558

DEFERRED COMPENSATION OBLIGATIONS	1,021	740
DEFERRED TAX LIABILITIES	80,649	75,905
LONG-TERM DEBT	1,101,454	1,145,475
DEFERRED RENT	10,696	10,810
OTHER LONG-TERM LIABILITIES	2,938	2,902
STOCKHOLDERS’ DEFICIT	(23,091)	(2,821)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,263,999	$1,372,569

See notes to condensed consolidated financial statements

YANKEE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(Unaudited)

	Thirteen Weeks Ended July 4, 2009	Thirteen Weeks Ended June 28, 2008
Sales	$119,336	$123,738
Cost of sales	52,115	53,424

Gross profit	67,221	70,314
Selling expenses	45,889	48,358
General and administrative expenses	15,047	14,691
Restructuring charge	227	—

Operating income	6,058	7,265
Interest income	(1)	(5)
Interest expense	21,824	22,968
Gain on extinguishment of debt	—	(2,131)
Other expense (income)	40	(47)

Loss from continuing operations before benefit from income taxes	(15,805)	(13,520)
Benefit from income taxes	(7,173)	(5,261)

Loss from continuing operations	(8,632)	(8,259)
Loss from discontinued operations, net of income taxes	(3,890)	(1,083)

Net loss	$(12,522)	$(9,342)

See notes to condensed consolidated financial statements

YANKEE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(Unaudited)

	Twenty-Six Weeks Ended July 4, 2009	Twenty-Six Weeks Ended June 28, 2008
Sales	$239,236	$260,000
Cost of sales	104,677	114,569

Gross profit	134,559	145,431
Selling expenses	91,803	93,687
General and administrative expenses	29,982	29,105
Restructuring charge	975	—

Operating income	11,799	22,639
Interest income	(11)	(17)
Interest expense	43,539	46,776
Gain on extinguishment of debt	—	(2,131)
Other expense (income)	1,478	(148)

Loss from continuing operations before benefit from income taxes	(33,207)	(21,841)
Benefit from income taxes	(14,408)	(8,540)

Loss from continuing operations	(18,799)	(13,301)
Loss from discontinued operations, net of income taxes	(5,211)	(3,899)

Net loss	$(24,010)	$(17,200)

See notes to condensed consolidated financial statements

YANKEE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Twenty-Six Weeks Ended July 4, 2009	Twenty-Six Weeks Ended June 28, 2008
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(24,010)	$(17,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on extinguishment of debt	—	(2,131)
Unrealized gain on derivative contracts	(561)	—
Depreciation and amortization	23,072	23,089
Unrealized (gain) loss on marketable securities	(57)	22
Stock-based compensation expense	411	469
Deferred taxes	2,849	948
Non-cash adjustments related to restructuring	(877)	—
Loss on disposal and impairment of property and equipment	538	642
Investments in marketable securities	(390)	(421)
Changes in assets and liabilities:
Accounts receivable	8,686	20,573
Inventory	(13,771)	(22,334)
Prepaid expenses and other assets	(1,056)	(8,414)
Accounts payable	(39)	8,524
Income taxes	(27,072)	(26,232)
Accrued expenses and other liabilities	(18)	(2,299)

NET CASH USED IN OPERATING ACTIVITIES	(32,295)	(24,764)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(9,732)	(7,827)
Payment of contingent consideration on Aroma Naturals	—	(225)

NET CASH USED IN INVESTING ACTIVITIES	(9,732)	(8,052)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	35	23
(Repayments) borrowings under Credit Facility	(81,671)	29,495
Repurchase of common stock	(364)	(123)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(82,000)	29,395

EFFECT OF EXCHANGE RATE CHANGES ON CASH	63	1

NET DECREASE IN CASH	(123,964)	(3,420)
CASH, BEGINNING OF PERIOD	130,577	5,627

CASH, END OF PERIOD	$6,613	$2,207

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$40,991	$35,560

Income taxes	$6,578	$14,515

Net decrease in accrued purchases of property and equipment	$2,416	$1,341

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 does not expand or require new fair value measures, however the application of this statement may change current practice. The requirements of SFAS 157 were first effective for the Company’s fiscal year beginning December 30, 2007 and interim periods within that fiscal year. In February 2008, the FASB deferred the application of this statement to non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year. Accordingly, our adoption of this standard on December 30, 2007 was limited to financial assets and liabilities, which primarily impacted the valuation of the Company’s derivative contracts. On January 4, 2009, in accordance with the deferral, the Company adopted this standard with respect to its impact on non-financial assets and liabilities. The adoption of SFAS 157 did not have a material effect on the Company’s financial condition, results of operations and cash flows. See Note 10, “Fair Value Measurements”, for additional information.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 amends and expands the disclosure requirements of SFAS 133 with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments and their impact on an entity’s financial position, financial performance and cash flows. The Company adopted the requirements of SFAS 161 on January 4, 2009. The adoption of SFAS 161 did not have a material impact on the Company’s financial condition, results of operations and cash flows. See Note 9, “Derivative Financial Instruments”, for the required disclosures.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1), which requires an entity to provide interim disclosures about the fair value of all financial instruments within the scope of SFAS 107 and to include disclosures related to the methods and significant assumptions used in estimating those instruments. The Company adopted this FSP during the second quarter of 2009. The impact of this FSP related only to disclosures regarding the fair value of the Company’s debt and did not have a material impact on the Company’s financial condition, results of operations and cash flows.

In April 2009, the FASB staff issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). This FSP provides additional guidance for estimating fair value in accordance with FAS 157 when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly (i.e. a forced liquidation or distressed sale). FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157, in the current economic environment and reemphasizes that the objective of a fair value measurement remains the determination of an exit price. The Company adopted FSP FAS 157-4 during the second quarter of 2009. There was no impact its financial condition, results of operations and cash flows.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162.” The FASB Accounting Standards CodificationTM, or Codification, will become the source of authoritative GAAP, recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009, which will be the third quarter ending on October 3, 2009 for the Company.

3. DISCONTINUED OPERATIONS

During the fourth quarter of 2008, the Company committed to an exit plan involving the closing of its Illuminations retail store division and the related Illuminations consumer direct business. The Company decided to implement this exit plan based in part on the fact that the Illuminations retail and consumer direct businesses were generating financial results below management’s expectations and as part of management’s ongoing efforts to reduce the Company’s cost structure, focus its resources primarily on its core Yankee Candle business, optimize the Company’s return on invested capital and increase its overall operating efficiency. The closing of the Illuminations retail and consumer direct businesses resulted in the termination of the employment of approximately 310 store employees (which includes part-time and seasonal employees) and field personnel in the Illuminations division.

As of July 4, 2009, the Company had closed all of the Illuminations stores and discontinued the related Illuminations consumer direct business. The Company has classified the results of operations of the Illuminations division as discontinued operations for all periods presented. The operating results of the Illuminations division, which have been presented as discontinued operations, are as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Sales	$2,372	$3,734	$8,180	$8,371

Loss from discontinued operations	$(6,390)	$(1,712)	$(8,560)	$(6,127)
Benefit from income taxes	(2,500)	(629)	(3,349)	(2,228)

Loss from discontinued operations, net of income taxes	$(3,890)	$(1,083)	$(5,211)	$(3,899)

For the thirteen and twenty-six weeks ended July 4, 2009, the loss from discontinued operations included restructuring charges of $5,046 and $6,713 respectively. See Note 4, “Restructuring Charges” for additional information. For the twenty-six weeks ended June 28, 2008, the loss from discontinued operations included restructuring charges of $1,475. There were no restructuring charges included in discontinued operations for the thirteen weeks ended June 28, 2008.

4. RESTRUCTURING CHARGES

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

During the fourth quarter of 2008, the Company initiated a restructuring plan involving the closing of the Company’s remaining 28 Illuminations retail stores and the discontinuance of the related Illuminations consumer direct business, the closing of one underperforming Yankee Candle retail store, and limited reductions in the Company’s corporate and administrative workforce. For the twenty-six weeks ended July 4, 2009, the Company recognized restructuring charges related to both the discontinuance of Illuminations, the closing of the one underperforming Yankee Candle retail store as well as corporate and administrative reductions. For the twenty-six weeks ended June 28, 2008, the Company recognized restructuring charges related only to the discontinuance of Illuminations.

As of July 4, 2009, the Company had closed all of its Illuminations stores and had discontinued the Illuminations consumer direct business. In connection with this restructuring plan, charges of $5,273 and $7,688 were recorded during the thirteen and twenty-six weeks ended July 4, 2009, respectively. Included in the second quarter 2009 restructuring charge was $4,965 related to occupancy related costs, primarily consisting of lease termination costs, $213 primarily related to employee severance costs and $95 related to other costs. Included in the twenty-six weeks ended July 4, 2009 restructuring charge was $6,346 related to occupancy related costs, primarily consisting of lease termination costs, $974 primarily related to employee severance costs and $368 related to other costs. Non-cash adjustments represent the reversal and amortization of deferred rent as a result of the lease terminations.

The Company currently expects the total charge related to the restructuring plan to be approximately $22,000. As of July 4, 2009, the Company has incurred charges of $20,070, including $12,382 and $7,688 recorded during the fourth quarter of 2008 and the twenty-six weeks ended July 4, 2009, respectively. As of July 4, 2009, the occupancy related accrual primarily relates to lease termination buyout agreements for the Illuminations retail stores. The lease related to the Illuminations corporate headquarters in Petaluma, California expires in March 2013. This lease will be paid through March 2013 unless the Company is able to structure a buyout agreement with the landlord.

The following is a summary of restructuring charge activity for the thirteen and twenty-six weeks ended July 4, 2009:

	Accrued as of April 4, 2009	Thirteen Weeks Ended July 4, 2009			Accrued as of July 4, 2009
		Expense	Costs Paid	Non-Cash Adjustments
Occupancy related	$498	$4,965	$(1,563)	$815	$4,715
Employee related	224	213	(252)	—	185
Other	234	95	(264)	—	65

Total	$956	$5,273	$(2,079)	$815	$4,965

	Accrued as of January 3, 2009	Twenty-Six Weeks Ended July 4, 2009			Accrued as of July 4, 2009
		Expense	Costs Paid	Non-Cash Adjustments
Occupancy related	$1,041	$6,346	$(3,583)	$911	$4,715
Employee related	—	974	(789)	—	185
Other	25	368	(294)	(34)	65

Total	$1,066	$7,688	$(4,666)	$877	$4,965

Restructuring related charges attributable to the Illuminations division totaled $5,046 and $6,713 for the thirteen and the twenty-six weeks ended July 4, 2009 and are included in discontinued operations. Restructuring related charges attributable to the closing of the one Yankee Candle retail store and the reductions in the corporate and administrative workforce totaled $227 and $975 for the thirteen and twenty-six weeks ended July 4, 2009 and are included in continuing operations.

5. EQUITY-BASED COMPENSATION

As of July 4, 2009, shares outstanding were as follows:

	Class A Common Units	Class B Common Units	Class C Common Units
Outstanding at January 3, 2009	4,271,937	395,120	41,348
Granted	553	—	17,400
Forfeited	—	(17,789)	(756)
Repurchased	(4,450)	(8,978)	—

Outstanding at July 4, 2009	4,268,040	368,353	57,992

Vested at July 4, 2009	4,268,040	178,714	13,632

A summary of the Company’s nonvested shares as of July 4, 2009, and the activity for the twenty-six weeks ended July 4, 2009 is presented below:

	Class B Common Units	Weighted Average Calculated Value	Class C Common Units	Weighted Average Calculated Value
Nonvested at January 3, 2009	244,204	$9.39	33,558	$13.77
Granted	—	—	17,400	$7.60
Forfeited	(17,789)	$9.39	(756)	$13.72
Vested	(36,776)	$9.39	(5,842)	$11.94

Nonvested at July 4, 2009	189,639	$9.39	44,360	$11.60

The total estimated fair value of equity awards vested during the twenty-six weeks ended July 4, 2009 was $415. Stock-based compensation expense for the twenty-six weeks ended July 4, 2009 and June 28, 2008 was $411 and $469, respectively.

As of July 4, 2009, there was approximately $2,306 of total unrecognized compensation cost related to Class B and Class C common unit equity awards and there is no unrecognized expense related to the Class A common unit equity awards. This cost is expected to be recognized over the remaining vesting period, of approximately 59 months (July 2009 to June 2014).

Presented below is a summary of assumptions for the indicated period.

Assumptions	Twenty-Six Weeks Ended July 4, 2009	Twenty-Six Weeks Ended June 28, 2008
Weighted average calculated value of awards granted	$7.60	$13.72
Weighted average volatility	37.0%	29.1%
Weighted average expected term (in years)	5.0	3.9
Dividend yield	—	—
Weighted average risk-free interest rate	1.7%	2.2%

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

6. INVENTORIES

The Company values its inventories on the first–in first–out (“FIFO”) basis. The components of inventories were as follows:

	July 4, 2009	January 3, 2009
Finished goods	$70,173	$54,939
Work-in-process	314	212
Raw materials and packaging	7,540	7,884

	$78,027	$63,035

7. GOODWILL AND INTANGIBLE ASSETS

The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. The Company has determined that its tradenames have an indefinite useful life and, therefore, are not being amortized. Under SFAS 142, goodwill and indefinite lived intangible assets are not amortized but are subject to an annual impairment test.

Intangible Assets

The carrying amount and accumulated amortization of intangible assets consisted of the following:

	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
July 4, 2009
Indefinite life:
Tradenames	N/A	$267,955	$—	$267,955

Finite-lived intangible assets:
Customer lists	5	65,280	(32,238)	33,042
Favorable lease agreements	5	2,330	(1,358)	972
Other	3	36	(28)	8

Total finite-lived intangible assets		67,646	(33,624)	34,022

Total intangible assets		$335,601	$(33,624)	$301,977

January 3, 2009
Indefinite life:
Tradenames	N/A	$267,955	$—	$267,955

Finite-lived intangible assets:
Customer lists	5	65,218	(25,500)	39,718
Favorable lease agreements	5	2,330	(1,138)	1,192
Other	3	36	(24)	12

Total finite-lived intangible assets		67,584	(26,662)	40,922

Total intangible assets		$335,539	$(26,662)	$308,877

Total amortization expense from finite–lived intangible assets was $3,485 and $3,478 for the thirteen weeks ended July 4, 2009 and June 28, 2008, respectively. Total amortization expense from finite–lived intangible assets was $6,962 for both the twenty-six weeks ended July 4, 2009 and June 28, 2008, respectively. The intangible assets are amortized on a straight line basis. Favorable lease agreements are amortized over the remaining lease term of each respective lease.

8. LONG-TERM DEBT

Long-term debt consisted of the following at July 4, 2009 and January 3, 2009:

	July 4, 2009	January 3, 2009
Senior secured revolving credit facility	$20,055	$70,000
Senior secured term loan facility	568,399	600,125
Senior notes due 2015	325,000	325,000
Senior subordinated notes due 2017	188,000	188,000

Total	1,101,454	1,183,125
Less current portion	—	37,650

Long-term debt	$1,101,454	$1,145,475

Senior Secured Credit Facility

The Company’s senior secured credit facility (the “Credit Facility”) consists of a $650,000 senior secured term loan facility (“Term Facility”) maturing on February 6, 2014 and a $125,000 senior secured revolving credit facility (“Revolving Facility”), which expires on February 6, 2013.

All borrowings under the Credit Facility bear interest at a rate per annum equal to an applicable margin, plus, at the Company’s option, (i) the higher of (a) the prime rate (as set forth on the British Banking Association Telerate Page 5) and (b) the federal funds effective rate, plus one-half percent (0.50%) per annum or (ii) the Eurodollar rate, and resets periodically. In addition to paying interest on outstanding principal under the senior secured credit facility, the Company is required to pay a commitment fee to the lenders in respect of unutilized loan commitments at a rate of 0.50% per annum. As of July 4, 2009, the weighted average combined interest rate on the senior secured term loan facility and senior secured revolving credit facility was 2.32%. In April 2009, the Company repaid $31,726 of the Term Facility as a result of an excess cash flow covenant.

The Credit Facility contains a customary financial covenant which requires that the Company maintain at the end of each fiscal quarter, commencing with the quarter ended January 3, 2009 through the quarter ending October 3, 2009, a consolidated total secured debt (net of cash and cash equivalents not to exceed $30,000) to consolidated EBITDA ratio of no more than 4.00 to 1.00. The consolidated total secured debt to consolidated EBITDA ratio will step down to no more than 3.75 to 1.00 for the fourth quarter ending January 2, 2010. As of July 4, 2009, the Company’s actual secured leverage ratio was 3.19 to 1.00, as calculated in accordance with the Credit Facility. As of July 4, 2009, total secured debt was approximately $581,841 (net of $6,613 of cash). Under the Credit Facility, EBITDA is defined as net income plus, interest, taxes, depreciation and amortization, further adjusted to add back extraordinary, unusual or non-recurring losses, non-cash stock option expense, fees and expenses related to the Transaction, fees and expenses under the Management Agreement with our equity sponsor, restructuring charges or reserves, as well as other non-cash charges, expenses or losses, and further adjusted to subtract extraordinary, unusual or non-recurring gains, other non-cash income or gains, and certain cash contributions to our common equity.

As a result of concerns about the stability of the financial and credit markets and the strength of counterparties during this challenging global macroeconomic environment, many financial institutions have reduced, and in some instances ceased to provide, funding to borrowers. In the Company’s case, Lehman Commercial Paper, Inc. (“LCP”), one of the lenders under the Company’s $125,000 Revolving Facility declared bankruptcy in September 2008. LCP’s share of the Revolving Facility was 12% or $15,000 of the total funds available under the Revolving Facility. As a result of the bankruptcy, the Company’s ability to draw upon that portion of the Revolving Facility has been reduced. As of July 4, 2009, the Company had outstanding letters of credit of $1,522 and $20,055 outstanding under the Revolving Facility, leaving $88,423 in availability under the Revolving Facility, excluding the $15,000 applicable to LCP. In August of 2009, Barclays Capital purchased $5,000 of the LCP portion of the Revolving Facility, thereby increasing the Company’s total capacity from $110,000 to $115,000.

9. DERIVATIVE FINANCIAL INSTRUMENTS

On January 1, 2009, the Company adopted SFAS 161, which requires enhanced disclosures regarding an entity’s derivative and hedging activities as provided below. The Company follows SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and related interpretations, including the disclosure requirements of SFAS 161. SFAS 133 establishes accounting and reporting standards for derivative instruments. Specifically, SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either stockholders’ equity as accumulated other comprehensive income (loss) (OCI) or net income (loss) depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

Interest Rate Swaps

The Company uses interest rate swaps to eliminate the variability of a portion of cash flows associated with the forecasted interest payments on its Term Facility. This is achieved through converting a portion of the floating rate Term Facility to a fixed rate by entering into pay-fixed interest rate swaps. During the second quarter of 2009 the Company changed the interest rate election on its Term Facility from the three-month LIBOR rate to the one-month LIBOR rate. As a result, the Company’s existing interest rate swaps were de-designated as cash flow hedges and the Company no longer accounts for these instruments using hedge accounting with changes in fair value recognized in the condensed consolidated statement of operations. The unrealized loss included in OCI on the date the Company changed its interest rate election is being amortized to other expense over the remaining term of the respective interest rate swap agreements.

Simultaneous with the de-designations, the Company entered into new interest rate swap agreements to further reduce the variability of cash flows associated with the forecasted interest payments on its Term Facility. These swaps are not designated as cash flow hedges and, are measured at fair value with changes in fair value recognized in the condensed consolidated statement of operations as a component of other income (expense).

As a result of these transactions, the Company effectively converted its Term Facility, which is floating-rate debt, to a blended fixed-rate up to the aggregate amortizing notional value of the swaps by having the Company pay fixed-rate amounts in exchange for the receipt of the floating-rate interest payments. As of July 4, 2009, the aggregate notional value of the swaps was $434,119, or 76.4% of our Term Facility, resulting in a blended fixed rate of 4.57%. The aggregate notional value amortizes over the life of the swaps. Under the terms of these agreements, a monthly net settlement is made for the difference between the average fixed rate and the variable rate based upon the one-month LIBOR rate on the aggregate notional amount of the interest rate swaps.

During the second quarter of 2009, the Company entered into forward starting amortizing interest rate swaps in the aggregate notional amount of $160,350 with a blended fixed rate of 3.59% to eliminate the variability in future interest payments by having the Company pay fixed-rate amounts in exchange for receipt of floating-rate interest payments. The effective date of the forward starting swaps is March 31, 2011, of which there are no settlements required until after that date. The forward starting swaps are not designated as cash flow hedges and, are measured at fair value with changes in fair value recognized in the condensed consolidated statement of operations as a component of other income (expense).

Subsequent to the end of the second quarter the Company entered into additional forward starting amortizing interest rate swaps in the aggregate notional amount of $160,350 with a blended fixed rate of 3.39% to eliminate the variability in future interest payments by having the Company pay fixed-rate amounts in exchange for receipt of floating-rate interest payments. The effective date of the forward starting swaps is March 31, 2011, of which there are no settlements required until after that date. The forward starting swaps are not designated as cash flow hedges and, are measured at fair value with changes in fair value recognized in the condensed consolidated statement of operations as a component of other income (expense). These swaps had no value as of July 4, 2009. The combined amortizing notional value of the forward starting swaps with an effective date of March 31, 2011 is $320,700 with a blended fixed rate of 3.49%

Diesel Hedge Contract

In November 2008, the Company entered into an agreement with a financial institution to hedge a portion of its diesel fuel requirements. This agreement is based on diesel fuel consumed by independent freight carriers delivering the Company’s products. These carriers charge the Company a basic rate per mile that is subject to a fuel surcharge for diesel fuel price increases that they incur. The hedge agreement is designed to reduce the Company’s exposure to the volatility of diesel fuel pricing and the resulting fuel surcharges payable by the Company by setting a fixed price per gallon for the year. This diesel hedge is recorded at fair value with the changes in fair value recognized in the condensed consolidated statement of operations as a component of other income (expense).

The fair values of the Company’s derivative instruments as of July 4, 2009, were as follows:

	Fair Values of Derivative Instruments Asset Derivatives
	Balance Sheet Location	July 4, 2009
		Fair Value
Derivatives not designated as hedging instruments
Interest rate swaps	Prepaid expenses and other current assets	228

Total Derivative Assets		$228

	Fair Values of Derivative Instruments Liability Derivatives
		July 4, 2009
	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Interest rate swaps	Other accrued liabilities	$19,856
Diesel hedge contract	Other accrued liabilities	177

Total Derivative Liabilities		$20,033

The effect of derivative instruments on the condensed consolidated statement of operations for the twenty-six weeks ended July 4, 2009, was as follows:

	Location of Unrealized Gain Recognized on Derivatives
Derivatives not designated as hedging instruments
Interest rate swaps	Other income	$392
Diesel hedge contract	Other income	169

Total		$561

	Amount of Loss Recognized in OCI on Derivative (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Cash Flow Hedges
Interest rate swaps	$(4,538)	Interest expense	$(3,727)
		Other expense	(1,705)

Total	$(4,538)		$(5,432)

10. FAIR VALUE MEASUREMENTS

On January 4, 2009, the Company adopted SFAS 157, for all non-financial assets and non-financial liabilities recognized or disclosed in the financial statements on a nonrecurring basis. The adoption of SFAS 157 did not have a material effect on the Company’s financial statements. As of July 4, 2009, the Company had no non-financial assets or non-financial liabilities requiring measurement at fair value.

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of July 4, 2009:

	Fair Value Measurements on a Recurring Basis as of July 4, 2009
	Level 1	Level 2	Level 3	Total
Assets
Interest rate swaps	$—	$228	$—	$228
Marketable securities	921	—	—	921

Total Assets	$921	$228	$—	$1,149

Liabilities
Interest rate swaps	$—	$19,856	$—	$19,856
Diesel hedge contract	—	177	—	177

Total Liabilities	$—	$20,033	$—	$20,033

The Company holds marketable securities in its deferred compensation plan. The marketable securities consist of investments in mutual funds and are recorded at fair value based on third party quotes. The Company uses an income approach to value the asset and liability for its interest rate swaps using a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contract using current market information as of the reporting date such as the one month LIBOR curve and the creditworthiness of the Company and its counterparties. The fair value of the diesel hedge contract is based on home heating oil future prices for the duration of the contract. See Note 9, “Derivative Financial Instruments” for additional information on the interest rate swaps and diesel hedge contract.

Financial Instruments Not Measured at Fair Value

The Company’s long-term debt is recorded at its carrying value. The Company estimates the fair value of its long-term debt based on current quoted market prices. At July 4, 2009, the Company’s senior notes, senior subordinated notes and Term Facility had a carrying value and fair value of $1,081,399 and $926,732, respectively. At January 3, 2009, the carrying value of the Company’s senior notes, senior subordinated notes and Term Facility was $1,113,125 compared to a fair value of $558,461. It is impracticable for the Company to estimate the fair value of its Revolving Facility.

11. COMPREHENSIVE LOSS

Comprehensive loss, net of tax, is as follows:

	Thirteen Weeks Ended July 4, 2009	Thirteen Weeks Ended June 28, 2008	Twenty-Six Weeks Ended July 4, 2009	Twenty-Six Weeks Ended June 28, 2008
Net loss	$(12,522)	$(9,342)	$(24,010)	$(17,200)
Other comprehensive loss:
Currency translation adjustments	2,026	95	3,115	62
Change in unrealized (loss) gain on interest rate swaps	(544)	8,138	544	2,911

Other comprehensive (loss) income	1,482	8,233	3,659	2,973

Comprehensive loss	$(11,040)	$(1,109)	$(20,351)	$(14,227)

12. SEGMENTS OF ENTERPRISE AND RELATED INFORMATION

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

The following are the relevant data for the thirteen weeks ended July 4, 2009 and June 28, 2008, the twenty-six weeks ended July 4, 2009 and June 28, 2008:

Thirteen Weeks Ended July 4, 2009	Retail	Wholesale	Unallocated/ Corporate/ Other	Balance per Condensed Consolidated Statements of Operations
Sales	$68,133	$51,203	$—	$119,336
Gross profit	44,230	22,953	38	67,221
Selling expenses	37,041	4,897	3,951	45,889
Operating income (loss)	7,189	18,056	(19,187)	6,058
Other expense, net	—	—	(21,863)	(21,863)
Loss from continuing operations before benefit from income taxes	—	—	—	(15,805)

Thirteen Weeks Ended June 28, 2008	Retail	Wholesale	Unallocated/ Corporate/ Other	Balance per Condensed Consolidated Statements of Operations
Sales	$66,819	$56,919	$—	$123,738
Gross profit	43,209	26,944	161	70,314
Selling expenses	34,929	9,542	3,887	48,358
Operating income (loss)	8,280	17,401	(18,416)	7,265
Other expense, net	—	—	(20,785)	(20,785)
Loss from continuing operations before benefit from income taxes	—	—	—	(13,520)

Twenty-Six Weeks Ended July 4, 2009	Retail	Wholesale	Unallocated/ Corporate/ Other	Balance per Condensed Consolidated Statements of Operations
Sales	$132,684	$106,552	$—	$239,236
Gross profit	86,314	48,217	28	134,559
Selling expenses	73,685	10,211	7,907	91,803
Operating income (loss)	12,629	38,006	(38,836)	11,799
Other expense, net	—	—	(45,006)	(45,006)
Loss from continuing operations before benefit from income taxes	—	—	—	(33,207)

Twenty-Six Weeks Ended June 28, 2008	Retail	Wholesale	Unallocated/ Corporate/ Other	Balance per Condensed Consolidated Statements of Operations
Sales	$135,021	$124,979	$—	$260,000
Gross profit	87,256	57,914	261	145,431
Selling expenses	71,106	14,907	7,674	93,687
Operating income (loss)	16,150	43,007	(36,518)	22,639
Other expense, net	—	—	(44,480)	(44,480)
Loss from continuing operations before benefit from income taxes	—	—	—	(21,841)

Sales for the Company’s international operations, which are included in the wholesale segment for reporting purposes, were approximately $9,564 and $10,529 for the thirteen weeks ended July 4, 2009 and June 28, 2008, respectively. For the twenty-six weeks ended July 4, 2009 and June 28, 2008, sales for the Company’s international operations were approximately $20,479, and $20,136, respectively. Long lived assets of the Company’s international operations were approximately $972 and $1,046 as of July 4, 2009 and June 28, 2008, respectively.

13. COMMITMENTS AND CONTINGENCIES

Contingencies

In connection with the Linens ‘N Things (“Linens”) bankruptcy proceedings the Company received a letter dated December 19, 2008 from counsel to Linens Holding Co. and its affiliates, which letter alleges that, pursuant to Sections 547 and 550 of the United States Bankruptcy Code, the Company is required to return to Linens approximately $6,600 in allegedly “preferential” transfers allegedly made to Yankee Candle during the 90-day period preceding the filing of the Linens bankruptcy cases. The letter also alleges that Yankee Candle is required to pay to Linens approximately $1,300 on account of credits allegedly earned but not redeemed by Linens prior to the filing of the Linens bankruptcy cases. The letter offered to settle these claims and threatened legal action if settlement terms cannot be reached. The Company is currently evaluating these alleged claims with outside counsel. While the Company believes it has a number of strong potential defenses to all or a significant portion of these claims and plan to vigorously contest any action brought by Linens, the Company cannot at this time predict what the outcome of this matter would be if legal action were to be pursued by Linens. As of July 4, 2009, the Company did not record any amount related to these claims in its consolidated statement of operations. If any matter were to be brought by Linens and were decided in a manner adverse to us, it could materially adversely impact our results of operations.

14. SUBSEQUENT EVENTS

On July 14, 2009, the Board of Directors approved a decision to discontinue the Company’s Aroma Naturals division. The Company currently expects to restructure the business and record total charges of approximately $2,000 to $3,000. Approximately $1,000 of these charges, net of taxes, are expected to be cash charges, consisting primarily of lease costs, employee severance, moving costs and other related expenses. The remaining charges are expected to be non-cash items, consisting primarily of fixed-asset write-offs and impairment charges relating to intangible assets. The Company currently expects to complete or substantially complete all of these activities by the end of the year.

The Company has assessed the impact of subsequent events through August 13, 2009, the date of the issuance of the condensed consolidated financial statements.

15. FINANCIAL INFORMATION RELATED TO GUARANTOR SUBSIDIARIES

As discussed in Note 8 “Long-term Debt,” obligations under the senior notes are guaranteed on an unsecured senior basis and obligations under the senior subordinated notes are guaranteed on an unsecured senior subordinated basis by the Parent and 100% of the issuer’s existing and future domestic subsidiaries. The senior notes are fully and unconditionally guaranteed by all of our 100% owned U.S. subsidiaries (the “Guarantor Subsidiaries”) on a senior unsecured basis. These guarantees are joint and several obligations of the Guarantors. The foreign subsidiary does not guarantee these notes.

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

The Company had previously presented its intercompany payables and receivables transactions between the issuer and its guarantor and non-guarantor subsidiaries as financing activities in the condensed consolidating statements of cash flows. These transactions should have been presented in investing and financing activities. The accompanying condensed consolidating statement of cash flows for the twenty-six weeks ended June 28, 2008 has been corrected to properly present these cash flow activities in the respective columns. Any changes in the classification between investing and financing activities are eliminated in consolidation, therefore there is no impact on the condensed consolidating statement of cash flows for the twenty-six weeks ended June 28, 2008.

Condensed consolidating financial information is as follows:

YANKEE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

July 4, 2009

(in thousands)

	Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash	$—	$4,014	$1,855	$744	$—	$6,613
Accounts receivable, net	—	24,934	52	6,234	—	31,220
Inventory	—	68,114	82	9,831	—	78,027
Prepaid expenses and other current assets	—	31,244	232	2,675	—	34,151
Deferred tax assets	—	13,310	—	—	—	13,310

TOTAL CURRENT ASSETS	—	141,616	2,221	19,484	—	163,321
PROPERTY AND EQUIPMENT, NET	—	130,259	63	972	—	131,294
MARKETABLE SECURITIES	—	921	—	—	—	921
GOODWILL	—	643,801	—	—	—	643,801
INTANGIBLE ASSETS	—	301,503	—	474	—	301,977
DEFERRED FINANCING COSTS	—	21,712	—	—	—	21,712
OTHER ASSETS	—	955	—	18	—	973
INTERCOMPANY RECEIVABLES	—	16,202	578	—	(16,780)	—
INVESTMENT IN SUBSIDIARIES	(23,091)	2,618	—	—	20,473	—

TOTAL ASSETS	$(23,091)	$1,259,587	$2,862	$20,948	$3,693	$1,263,999

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$21,819	$27	$1,047	$—	$22,893
Accrued payroll	—	7,713	113	354	—	8,180
Accrued interest	—	18,027	—	—	—	18,027
Accrued purchases of property and equipment	—	1,863	—	—	—	1,863
Other accrued liabilities	—	36,544	1,416	1,409	—	39,369
Current portion of long-term debt	—	—	—	—	—	—

TOTAL CURRENT LIABILITIES	—	85,966	1,556	2,810	—	90,332
DEFERRED COMPENSATION OBLIGATION	—	1,021	—	—	—	1,021
DEFERRED TAX LIABILITIES	—	80,603	46	—	—	80,649
LONG-TERM DEBT	—	1,101,454	—	—	—	1,101,454
DEFERRED RENT	—	10,696	—	—	—	10,696
OTHER LONG-TERM LIABILITIES	—	2,938	—	—	—	2,938
INTERCOMPANY PAYABLES	—	—	—	16,780	(16,780)	—
STOCKHOLDERS’ (DEFICIT) EQUITY	(23,091)	(23,091)	1,260	1,358	20,473	(23,091)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$(23,091)	$1,259,587	$2,862	$20,948	$3,693	$1,263,999

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

YANKEE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Thirteen Weeks Ended July 4, 2009

(in thousands)

	Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
Sales	$—	$117,398	$558	$9,035	$(7,655)	$119,336
Cost of sales	—	50,075	168	8,349	(6,477)	52,115

Gross profit	—	67,323	390	686	(1,178)	67,221
Selling expenses	—	43,317	512	2,121	(61)	45,889
General and administrative expenses	—	14,997	—	—	50	15,047
Restructuring charge	—	227	—	—	—	227

Operating income (loss)	—	8,782	(122)	(1,435)	(1,167)	6,058
Interest income	—	(1)	—	—	—	(1)
Interest expense	—	21,824	—	—	—	21,824
Other (income) expense	—	(547)	—	587	—	40

Loss from continuing operations before benefit from income taxes	—	(12,494)	(122)	(2,022)	(1,167)	(15,805)
Benefit from income taxes	—	(6,018)	(58)	(567)	(530)	(7,173)

Loss from continuing operations	—	(6,476)	(64)	(1,455)	(637)	(8,632)
Loss from discontinued operations, net of income taxes	—	(3,890)	—	—	—	(3,890)

Loss before equity in (earnings of) losses of subsidiaries, net of tax	—	(10,366)	(64)	(1,455)	(637)	(12,522)
Equity in (earnings of) losses of subsidiaries, net of tax	12,522	1,519	—	—	(14,041)	—

Net (loss) income	$(12,522)	$(11,885)	$(64)	$(1,455)	$13,404	$(12,522)

YANKEE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Thirteen Weeks Ended June 28, 2008

(in thousands)

	Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
Sales	$—	$119,938	$1,670	$9,709	$(7,579)	$123,738
Cost of sales	—	50,033	1,045	7,711	(5,365)	53,424

Gross profit	—	69,905	625	1,998	(2,214)	70,314
Selling expenses	—	45,559	879	1,980	(60)	48,358
General and administrative expenses	—	14,645	—	—	46	14,691

Operating income (loss)	—	9,701	(254)	18	(2,200)	7,265
Interest income	—	—	—	(5)	—	(5)
Interest expense	—	22,968	—	—	—	22,968
Gain on extinguishment of debt	—	(2,131)	—	—	—	(2,131)
Other income	—	(10)	—	(37)	—	(47)

(Loss) income from continuing operations before (benefit from) provision for income taxes	—	(11,126)	(254)	60	(2,200)	(13,520)
(Benefit from) provision for income taxes	—	(4,330)	(99)	18	(850)	(5,261)

(Loss) income from continuing operations	—	(6,796)	(155)	42	(1,350)	(8,259)
Loss from discontinued operations, net of income taxes	—	(1,083)	—	—	—	(1,083)

Loss before equity in (earnings of) losses of subsidiaries, net of tax	—	(7,879)	(155)	42	(1,350)	(9,342)
Equity in (earnings of) losses of subsidiaries, net of tax	9,342	113	—	—	(9,455)	—

Net (loss) income	$(9,342)	$(7,992)	$(155)	$42	$8,105	$(9,342)

YANKEE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Twenty-Six Weeks Ended July 4, 2009

(in thousands)

	Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
Sales	$—	$234,425	$1,106	$18,999	$(15,294)	$239,236
Cost of sales	—	100,367	335	17,219	(13,244)	104,677

Gross profit	—	134,058	771	1,780	(2,050)	134,559
Selling expenses	—	86,422	979	4,522	(120)	91,803
General and administrative expenses	—	29,880	—	—	102	29,982
Restructuring charge	—	975	—	—	—	975

Operating income (loss)	—	16,781	(208)	(2,742)	(2,032)	11,799
Interest income	—	(3)	—	(8)	—	(11)
Interest expense	—	43,539	—	—	—	43,539
Other (income) expense	—	(581)	—	2,059	—	1,478

Loss from continuing operations before benefit from income taxes	—	(26,174)	(208)	(4,793)	(2,032)	(33,207)
Benefit from income taxes	—	(12,089)	(96)	(1,342)	(881)	(14,408)

Loss from continuing operations	—	(14,085)	(112)	(3,451)	(1,151)	(18,799)
Loss from discontinued operations, net of income taxes	—	(5,211)	—	—	—	(5,211)

Loss before equity in (earnings of) losses of subsidiaries, net of tax	—	(19,296)	(112)	(3,451)	(1,151)	(24,010)
Equity in (earnings of) losses of subsidiaries, net of tax	24,010	3,563	—	—	(27,573)	—

Net (loss) income	$(24,010)	$(22,859)	$(112)	$(3,451)	$26,422	$(24,010)

YANKEE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Twenty-Six Weeks Ended June 28, 2008

(in thousands)

	Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
Sales	$—	$250,822	$3,393	$18,382	$(12,597)	$260,000
Cost of sales	—	107,128	2,147	14,516	(9,222)	114,569

Gross profit	—	143,694	1,246	3,866	(3,375)	145,431
Selling expenses	—	87,906	1,708	4,193	(120)	93,687
General and administrative expenses	—	29,018	—	—	87	29,105

Operating income (loss)	—	26,770	(462)	(327)	(3,342)	22,639
Interest income	—	—	—	(17)	—	(17)
Interest expense	—	46,776	—	—	—	46,776
Gain on extinguishment of debt		(2,131)	—	—	—	(2,131)
Other income	—	(60)	—	(88)	—	(148)

Loss from continuing operations before benefit from income taxes	—	(17,815)	(462)	(222)	(3,342)	(21,841)
Benefit from income taxes	—	(7,012)	(178)	(63)	(1,287)	(8,540)

Loss from continuing operations	—	(10,803)	(284)	(159)	(2,055)	(13,301)
Loss from discontinued operations, net of income taxes	—	(3,899)	—	—	—	(3,899)

Loss before equity in (earnings of) losses of subsidiaries, net of tax	—	(14,702)	(284)	(159)	(2,055)	(17,200)
Equity in (earnings of) losses of subsidiaries, net of tax	17,200	443	—	—	(17,643)	—

Net (loss) income	$(17,200)	$(15,145)	$(284)	$(159)	$15,588	$(17,200)

YANKEE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Twenty-Six Weeks Ended July 4, 2009

(in thousands)

	Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
CASH FLOWS (USED IN ) PROVIDED BY OPERATING ACTIVITIES:
Net (loss) income	$(24,010)	$(22,859)	$(112)	$(3,451)	$26,422	$(24,010)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization	—	22,890	9	173	—	23,072
Gain on derivative contracts		(561)	—	—	—	(561)
Unrealized gain on marketable securities	—	(57)	—	—	—	(57)
Stock based compensation expense	—	411	—	—	—	411
Deferred taxes	—	2,515	334	—	—	2,849
Non-cash adjustments related to restructuring	—	(877)	—	—	—	(877)
Loss on disposal and impairment of property and equipment	—	538	—	—	—	538
Investments in marketable securities	—	(390)	—	—	—	(390)
Equity in earnings of subsidiaries	24,010	3,563	—	(1,151)	(26,422)	—
Changes in assets and liabilities
Accounts receivable, net	—	6,991	162	1,533	—	8,686
Inventory	—	(11,663)	7	(2,115)	—	(13,771)
Prepaid expenses and other assets	—	942	8	(2,006)	—	(1,056)
Accounts payable	—	101	8	(148)	—	(39)
Income Taxes	—	(27,072)	—	—	—	(27,072)
Accrued expenses and other liabilities	—	(1,566)	(800)	2,348	—	(18)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	—	(27,094)	(384)	(4,817)	—	(32,295)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	—	(9,607)	—	(125)	—	(9,732)
Intercompany payables/receivables	—	(5,322)	—	—	5,322	—

NET CASH USED IN INVESTING ACTIVITIES	—	(14,929)	—	(125)	5,322	(9,732)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	—	35	—	—	—	35
Repayment under Credit Facility	—	(81,671)	—	—	—	(81,671)
Repurchase of common stock	—	(364)	—	—	—	(364)
Intercompany payables/receivables	—	—	92	5,230	(5,322)	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	—	(82,000)	92	5,230	(5,322)	(82,000)

EFFECT EXCHANGE RATE CHANGES ON CASH	—	—	—	63	—	63
NET (DECREASE) INCREASE IN CASH	—	(124,023)	(292)	351	—	(123,964)

CASH, BEGINNING OF PERIOD	—	128,037	2,147	393	—	130,577

CASH, END OF PERIOD	$—	$4,014	$1,855	$744	$—	$6,613

YANKEE HOLDING CORP. AND SUBSIDIARIES (SUCCESSOR)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Twenty-Six Weeks Ended June 28, 2008

(in thousands)

	Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
CASH FLOWS (USED IN ) PROVIDED BY OPERATING ACTIVITIES:
Net (loss) income	$(17,200)	$(15,145)	$(284)	$(159)	$15,588	$(17,200)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on extinguishment of debt	—	(2,131)	—	—	—	(2,131)
Depreciation and amortization	—	22,386	421	282	—	23,089
Unrealized loss on marketable securities	—	22	—	—	—	22
Stock based compensation expense	—	469	—	—	—	469
Deferred taxes	—	565	383	—	—	948
Loss on disposal and impairment of property and equipment	—	642	—	—	—	642
Investments in marketable securities	—	(421)	—	—	—	(421)
Equity in earnings of subsidiaries	17,200	443	—	(2,055)	(15,588)	—
Changes in assets and liabilities:
Accounts receivable, net	—	17,194	712	2,667	—	20,573
Inventory	—	(20,046)	(153)	(2,135)	—	(22,334)
Prepaid expenses and other assets	—	(6,038)	(214)	(2,162)	—	(8,414)
Accounts payable	—	8,017	34	473	—	8,524
Income Taxes Payable	—	(26,232)	—	—	—	(26,232)
Accrued expenses and other liabilities	—	(1,477)	(932)	110	—	(2,299)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	—	(21,752)	(33)	(2,979)	—	(24,764)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	—	(7,765)	(10)	(52)	—	(7,827)
Payment of contingent consideration on Aroma Naturals	—	—	(225)	—	—	(225)
Intercompany payables/receivables	—	(1,455)	—	—	1,455	—

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	—	(9,220)	(235)	(52)	1,455	(8,052)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
Borrowings under Credit Facility	—	29,495	—	—	—	29,495
Repurchase of common stock	—	(123)	—	—	—	(123)
Net proceeds from issuance of common stock	—	23	—	—	—	23
Intercompany payables/receivables	—	—	(256)	1,711	(1,455)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	—	29,395	(256)	1,711	(1,455)	29,395

EFFECT EXCHANGE RATE CHANGES ON CASH	—	—	—	1	—	1
NET DECREASE IN CASH AND CASH EQUIVALENTS	—	(1,577)	(524)	(1,319)	—	(3,420)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	1,316	2,341	1,970	—	5,627

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$(261)	$1,817	$651	$—	$2,207

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Derivative instruments

The Company uses interest rate swaps to eliminate the variability of a portion of cash flows associated with the forecasted interest payments on its Term Facility. This is achieved through converting a portion of the floating rate Term Facility to a fixed rate by entering into pay-fixed interest rate swaps. During the second quarter of 2009 the Company changed the interest rate election on its Term Facility from the three-month LIBOR rate to the one-month LIBOR rate. As a result, the Company’s existing interest rate swaps were de-designated as cash flow hedges and the Company no longer accounts for these instruments using hedge accounting.

Simultaneous with the de-designations, the Company entered into new interest rate swap agreements to further reduce the variability of cash flows associated with the forecasted interest payments on its Term Facility. These swaps are not designated as cash flow hedges and, are measured at fair value with changes in fair value recognized in the condensed consolidated statement of operations as a component of other income (expense). Changes in the fair value of our derivative instruments could have an adverse impact on our operating results.

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

We perform our impairment testing at the reporting unit level. We reviewed the provisions of SFAS 142, “Goodwill and Other Intangible Assets,” with respect to the criteria necessary to evaluate the number of reporting units that exist. We also considered the way the Company manages its operations and the nature of those operations. Based on our review, we identified four reporting units: retail, wholesale, Aroma Naturals and Illuminations.

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

RESULTS OF OPERATIONS

Recent Economic Environment

The macroeconomic environment continues to have a significant impact on consumer spending. Unemployment levels are high, consumer confidence levels remain depressed and credit markets remain challenging. These conditions point to consumption challenges for virtually all consumer facing companies including Yankee Candle. Our operations for the thirteen and twenty-six weeks ended July 4, 2009 were significantly affected by these unprecedented macroeconomic conditions, as declining mall traffic and reduced consumer spending negatively impacted both our retail and wholesale businesses. During the remainder of 2009, we continue to expect that consumer spending will remain challenged.

Overview

We are the largest specialty branded premium scented candle company in the United States based on our annual sales and profitability. The strong brand equity of the Yankee Candle ® brand, coupled with our vertically integrated multi-channel business model, have enabled us to be the market leader in the premium scented candle market for many years. We design, develop, manufacture, and distribute the majority of the products we sell which allows us to offer distinctive, trend-appropriate products for every season, every customer, and every room in the home. We have a 40-year history of category leadership and growth by marketing Yankee Candle products as affordable luxuries, consumable products, and valued gifts. We offer the broadest assortment of highly scented candles, innovative home fragrance products, and candle related home décor accessories in a variety of compelling fragrances, colors, styles, and price points.

Candle products are the foundation of our business, and are available in a wide range of fragrances and colors across a variety of jar candles, Samplers ® votive candles, Tarts ® wax potpourri, pillars and other candle products, the vast majority of which are marketed under the Yankee Candle ® brand. Our candles are moderately-priced and our variety ensures each customer can find Yankee Candle products appropriate for her lifestyle and budget. In addition to our core candle business, we successfully have extended the Yankee Candle brand into the growing home fragrance segment with a portfolio of innovative fragrance products for your home. Our assortment includes electric plug home fragrancers, decorative reed diffusers, room sprays, potpourri, and scented oils. Additionally, we offer products such as the Yankee Candle Car Jars ® auto air fresheners to fragrance cars and small spaces. We also offer a wide array of coordinated candle related and home decor accessories in dozens of exclusive patterns, colors and styles, and numerous giftsets. In addition to our “everyday” product offerings, we also offer seasonally-appropriate fragrances, products, home décor accessories, and giftsets on a limited edition, seasonal basis. These themed temporary programs occur four times a year: Spring, Summer, Fall, and the Christmas/Holiday season.

We sell our products in multiple channels of distribution across dozens of countries. Our customer touchpoints include our own company-operated retail stores and our direct-to-consumer catalogs and e-commerce/web business, as well as a global network of both national account and independent specialty gift customers and channels. We have an extensive and growing national and international wholesale segment with a diverse customer base that as of July 4, 2009 consisted of approximately 18,100 locations in North America, typically in non-shopping mall locations. We also have a growing retail store base primarily located in shopping malls and lifestyle centers. As of July 4, 2009, we operated 485 Yankee Candle retail stores. We operate two flagship stores, a 90,000-square-foot store in South Deerfield, Massachusetts, which is a major tourist destination in Massachusetts, and a second 42,000-square-foot flagship store in Williamsburg, Virginia. We also sell our products directly to consumers through our direct mail catalogs and our Internet web site at www.yankeecandle.com. Outside of North America, we sell our products primarily through our subsidiary, Yankee Candle Company (Europe), LTD, which has an international wholesale customer network of approximately 3,200 locations and distributors covering 23 countries.

Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. Our revenue and earnings are typically greater during our fiscal fourth quarter, which includes the majority of the holiday selling season.

Discontinued Operations

During the fourth quarter of 2008, the Company committed to an exit plan involving the closing of its Illuminations retail store division and the related Illuminations consumer direct business. The Company decided to implement this exit plan based in part on the fact that the Illuminations retail and consumer direct businesses were generating financial results below management’s expectations and as part of management’s ongoing efforts to reduce the Company’s cost structure, focus its resources primarily on its core Yankee Candle business, optimize the Company’s return on invested capital and increase its overall operating efficiency.

As of July 4, 2009, the Company had closed all of the Illuminations stores and discontinued the related Illuminations consumer direct business. The Company has classified the results of operations of the Illuminations division as discontinued operations for all periods presented, including the reclassification of prior periods.

The following table sets forth the various components of our condensed consolidated statements of operations, expressed as a percentage of sales, for the periods indicated that are used in connection with the discussion herein.

	Thirteen Weeks Ended July 4, 2009	Thirteen Weeks Ended June 28, 2008	Twenty-Six Weeks Ended July 4, 2009	Twenty-Six Weeks Ended June 28, 2008
Statements of Operations Data:
Sales:
Wholesale	42.9%	46.0%	44.5%	48.1%
Retail	57.1%	54.0%	55.5%	51.9%

Total net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	43.7%	43.2%	43.8%	44.1%

Gross profit	56.3%	56.8%	56.2%	55.9%
Selling expenses	38.4%	39.1%	38.4%	36.0%
General and administrative expenses	12.6%	11.8%	12.5%	11.2%
Restructuring charge	0.2%	—%	0.4%	—%

Operating income	5.1%	5.9%	4.9%	8.7%

Net other expense	18.3%	16.8%	18.8%	17.1%

Loss from continuing operations before benefit from income taxes	(13.2)%	(10.9)%	(13.9)%	(8.4)%
Benefit from income taxes	(6.0)%	(4.3)%	(6.0)%	(3.3)%

Loss from continuing operations	(7.2)%	(6.6)%	(7.9)%	(5.1)%
Loss from discontinued operations, net of taxes	(3.3)%	(0.9)%	(2.2)%	(1.5)%

Net loss	(10.5)%	(7.5)%	(10.1)%	(6.6)%

The results of operations discussion that follows for the thirteen and the twenty-six weeks ended July 4, 2009 versus the thirteen and twenty-six weeks ended June 28, 2008, is for continuing operations only. The results of operations of the Illuminations division have been treated as discontinued operations for all periods presented and are not included in the discussion below.

Thirteen weeks ended July 4, 2009 versus the Thirteen weeks ended June 28, 2008

SALES

Sales decreased 3.6% to $119.3 million for the thirteen weeks ended July 4, 2009 from $123.7 million for the thirteen weeks ended June 28, 2008.

Retail Sales

Retail sales increased 1.9% to $68.1 million for the thirteen weeks ended July 4, 2009 from $66.8 million for the thirteen weeks ended June 28, 2008. The increase in retail sales was primarily due to increased sales attributable to stores opened in 2008 that have not entered the comparable store base (which in 2008 were open for less than a full year) of approximately $2.8 million and the addition of 23 new Yankee Candle retail stores opened during 2009, which increased sales by approximately $1.8 million for the quarter. The increase in new store sales were partially offset by the impact of the current economic environment which remains weakened due to high unemployment levels and depressed consumer confidence. This weakened economic environment contributed to (i) decreased comparable store sales of approximately $2.8 million, (ii) decreased sales in our catalog and Internet division of approximately $0.2 million and (iii) decreased sales in our Yankee Candle Fundraising division of approximately $0.3 million.

Comparable store and catalog and Internet sales for our Yankee Candle stores decreased 4.8% for the thirteen weeks ended July 4, 2009 compared to the thirteen weeks ended June 28, 2008. Yankee Candle comparable store sales for the thirteen weeks ended July 4, 2009 decreased 5.0% compared to the thirteen weeks ended June 28, 2008. Comparable store sales represent a comparison of sales during the corresponding fiscal periods on stores in our comparable stores sales base. A store first enters our comparable store sales base in the fourteenth fiscal month of operation. The decrease in comparable store sales was driven by a decrease in mall traffic due to the weakened economic environment and low consumer confidence. There were 437 stores included in the Yankee Candle comparable store base as of July 4, 2009 as compared to 414 stores included in the Yankee Candle comparable store base as of June 28, 2008, and 426 stores included in the Yankee Candle comparable store base as of January 3, 2009. There were 485 total retail stores open as of July 4, 2009, compared to 443 total retail stores open as of June 28, 2008, and 463 total retail stores open as of January 3, 2009. Permanently closed stores are excluded from the comparable store calculation beginning in the month in which the store closes.

Wholesale Sales

Wholesale sales, including European operations, decreased 10.0% to $51.2 million for the thirteen weeks ended July 4, 2009 from $56.9 million for the thirteen weeks ended June 28, 2008.

The decrease in wholesale sales was primarily due to decreased sales to domestic wholesale locations in operation prior to June 28, 2008 of approximately $8.1 million, decreased sales in our European operations of approximately $0.7 million, which were driven by changes in foreign currency, and a decrease in sales from our Aroma Naturals division of approximately $0.6 million, partially offset by increased sales to domestic wholesale locations opened during the last 12 months of approximately $2.3 million and increased and increased sales from new product ventures of $1.4 million. The decrease in wholesale sales was primarily due to the weakened economic environment which has resulted in continued tight inventory management by our wholesale customers and by the loss of Linens ‘N Things due to its 2008 bankruptcy.

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

Gross profit decreased 4.4% to $67.2 million for the thirteen weeks ended July 4, 2009 from $70.3 million for the thirteen weeks ended June 28, 2008. As a percentage of sales, gross profit decreased to 56.3% for the thirteen weeks ended July 4, 2009 from 56.8% for the thirteen weeks ended June 28, 2008.

Retail Gross Profit

Retail gross profit dollars increased 2.3% to $44.3 million for the thirteen weeks ended July 4, 2009 from $43.3 million for the thirteen weeks ended June 28, 2008. The increase in gross profit dollars was primarily due to (i) sales increases in our retail operations, which increased gross profit by approximately $3.7 million, (ii) the impact of price increases initiated on selected products during the third quarter of fiscal 2008 which, assuming no elasticity, contributed approximately $2.6 million and (iii) decreased costs in our supply chain operations of approximately $1.9 million. The increases in gross profit dollars were offset in part by increased promotional and marketing activity of $7.2 million, driven by the highly promotional retail environment.

As a percentage of sales, retail gross profit increased slightly to 65.0% for the thirteen weeks ended July 4, 2009 from 64.8% for the thirteen weeks ended June 28, 2008. The increase in retail gross profit rate was impacted by increased productivity in supply chain operations of 1.9%, price increases initiated on selected products during the third quarter of fiscal 2008 which, assuming no elasticity, contributed an increase of approximately 1.4% and increased profitability in our Yankee Candle Fundraising division of approximately 0.3% partially offset by increased marketing and promotional activity of 3.4%.

Wholesale Gross Profit

Wholesale gross profit dollars decreased 14.8% to $23.0 million for the thirteen weeks ended July 4, 2009 from $27.0 million for the thirteen weeks ended June 28, 2008. The decrease in wholesale gross profit dollars was attributable to sales decreases within our wholesale operations, which decreased gross profit by approximately $3.2 million, increased marketing and promotional activity of $1.7 million and an unfavorable impact of approximately $1.5 million primarily related to a shift in our product mix to offprice channels. These decreases to gross profit dollars were partially offset by the impact of price increases initiated on selected products during the first and third quarters of fiscal 2008 which, assuming no elasticity, contributed approximately $1.3 million, decreased costs in our supply chain operations of approximately $0.8 million and an increase in sales of our new product ventures, which increased gross profit by approximately $0.3 million.

As a percentage of sales, wholesale gross profit decreased to 44.9% for the thirteen weeks ended July 4, 2009 from 47.5% for the thirteen weeks ended June 28, 2008. The decrease in wholesale gross profit rate was the result of decreased profitability of 3.2% primarily due to a shift in our product mix to offprice channels, increased marketing and promotional activity of 1.8% and decreased profitability in our new product ventures of 0.7%. These decreases in gross profit rate were partially offset by the favorable impact of increased productivity in supply chain operations of 1.6% and price increases initiated on selected products during the third quarter of fiscal 2008 which, assuming no elasticity, contributed approximately 1.5%.

SELLING EXPENSES

Selling expenses decreased 5.2% to $45.9 million for the thirteen weeks ended July 4, 2009 from $48.4 million for the thirteen weeks ended June 28, 2008. These expenses are related to both wholesale and retail operations and consist of payroll, occupancy, advertising and other operating costs, as well as pre-opening costs, which are expensed as incurred. As a percentage of sales, selling expenses were 38.5% and 39.1% for the thirteen weeks ended July 4, 2009 and June 28, 2008, respectively.

Retail Selling Expenses

Retail selling expenses increased 6.1% to $38.0 million for the thirteen weeks ended July 4, 2009 from $35.8 million for the thirteen weeks ended June 28, 2008. These expenses relate to payroll, occupancy, advertising and other store operating costs, as well as pre–opening costs, which are expensed as incurred. As a percentage of retail sales, retail selling expenses were 55.7% and 53.6% for the thirteen weeks ended July 4, 2009 and June 28, 2008, respectively. The increase in retail selling expenses in dollars was primarily related to selling expenses incurred in the new Yankee Candle retail stores opened in 2009 and 2008, which together contributed approximately $2.6 million, offset in part by a decrease in marketing related expense of approximately $0.5 million driven primarily by a reduction in catalog circulation and promotional mailings.

The increase in selling expenses as a percentage of sales was primarily due to the de-leveraging of selling expenses as a result of decreased comparable store sales.

Wholesale Selling Expenses

Wholesale selling expenses decreased 37.3% to $7.9 million for the thirteen weeks ended July 4, 2009 from $12.6 million for the thirteen weeks ended June 28, 2008. These expenses relate to payroll, advertising and other operating costs. As a percentage of wholesale sales, wholesale selling expenses were 15.5% and 22.1% for the thirteen weeks ended July 4, 2009 and June 28, 2008, respectively. The decrease in selling expenses in dollars and rate was the result of the 2008 impairment of our outstanding pre-petition receivable balance with Linens ‘N Things of approximately $4.5 million or 8.0% of sales. Excluding the impact of the 2008 impairment of the Linens ‘N Things outstanding receivable, selling expense dollars were flat and selling expense as a percentage of sales increased 1.4%.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses, which consist primarily of personnel–related costs, including senior management, accounting, information systems, management incentive programs and costs that are not readily allocable to either the retail or wholesale operations, increased 2.0% to $15.0 million for the thirteen weeks ended July 4, 2009 from $14.7 million for the thirteen weeks ended June 28, 2008. As a percentage of sales, general and administrative expenses were 12.6% and 11.9% for the thirteen weeks ended July 4, 2009 and June 28, 2008, respectively. The increase in general and administrative expense in dollars and as a percentage of sales was driven by an increase in the management incentive plan expense assuming a full payout in 2009 versus a partial payout in 2008.

RESTRUCTURING CHARGE

During the fourth quarter of 2008, we initiated a restructuring plan involving the closing of our remaining 28 Illuminations retail stores and the discontinuance of the related Illuminations consumer direct business, the closing of one underperforming Yankee Candle retail store, and limited reductions in our corporate and administrative workforce. As of July 4, 2009, the Company had closed all of its targeted stores and had discontinued the Illuminations consumer direct business. In connection with this restructuring plan, we incurred a charge of $5.3 million during the thirteen weeks ended July 4, 2009. Included in the second quarter 2009 restructuring charge was $5.0 million related to occupancy related costs, primarily consisting of lease termination costs, $0.2 million primarily related to employee severance costs and $0.1 million related to other costs. Non-cash adjustments represent the reversal and amortization of deferred rent as a result of the lease terminations.

The following is a summary of restructuring charges incurred during the thirteen weeks ended July 4, 2009 (in thousands):

	Accrued as of April 4, 2009	Thirteen Weeks Ended July 4, 2009			Accrued as of July 4, 2009
		Expense	Costs Paid	Non-Cash Adjustments
Occupancy related	$498	$4,965	$(1,563)	$815	$4,715
Employee related	224	213	(252)	—	185
Other	234	95	(264)	—	65

Total	$956	$5,273	$(2,079)	$815	$4,965

OTHER EXPENSE, NET

Other expense, net was $21.9 million for the thirteen weeks ended July 4, 2009 compared to $20.8 million for the thirteen weeks ended June 28, 2008. The primary component of this expense was interest expense, which was $21.8 million and $22.9 million for the thirteen weeks ended July 4, 2009 and June 28, 2008, respectively. The decrease in interest expense was primarily due to a decrease in our average daily debt outstanding during the period.

During the thirteen weeks ended July 4, 2009, our existing interest rate swaps were de-designated as cash flow hedges, thus precluding us from applying hedge accounting. Starting with the second quarter of 2009, changes in the fair value of our derivative contracts are recognized in the condensed consolidated statement of operations. During the thirteen weeks ended July 4, 2009, we recognized $0.5 million in other income related to a gain on our derivative contracts. In addition, during the thirteen weeks ended June 28, 2008, we paid $9.5 million, plus accrued interest of $0.4 million to repurchase $12.0 million of our Senior Subordinated Notes in the open market. In connection with this early repurchase, we recorded a gain of $2.1 million in other income, net of deferred financing costs written off in the amount of $0.4 million. The repurchase was authorized by our Board of Directors pursuant to a resolution adopted on May 20, 2008.

BENEFIT FROM INCOME TAXES

The benefit from income taxes for the thirteen weeks ended July 4, 2009 was $7.2 million compared to $5.3 million for the thirteen weeks ended June 28, 2008. The effective tax rates for the thirteen weeks ended July 4, 2009 and June 28, 2008 were 45.4% and 38.9% respectively. The increase in the effective tax rate for the thirteen weeks ended July 4, 2009 compared to the thirteen weeks ended June 28, 2008 is primarily related to lower projected full year pre-tax income in the current year and reduced domestic production activities tax deductions in the current year.

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX

As of July 4, 2009, we had closed all of the Illuminations stores and discontinued the related Illuminations consumer direct business. We have classified the results of operations of the Illuminations division as discontinued operations for all periods presented. The operating results of the Illuminations division, which have been presented as discontinued operations, are as follows (in thousands):

	Thirteen Weeks Ended
	July 4, 2009	June 28, 2008
Sales	$2,372	$3,734

Loss from discontinued operations	$(6,390)	$(1,712)
Income tax benefit	(2,500)	(629)

Loss from discontinued operations, net of income tax benefit	$(3,890)	$(1,083)

For the thirteen weeks ended July 4, 2009, the loss from discontinued operations includes restructuring charges of $5.0 million. There were no restructuring charges included in discontinued operations for the thirteen weeks ended June 28, 2008.

Twenty-six weeks ended July 4, 2009 versus the Twenty-six weeks ended June 28, 2008

SALES

Sales decreased 8.0% to $239.2 million for the twenty-six weeks ended July 4, 2009 from $260.0 million for the twenty-six weeks ended June 28, 2008.

Retail Sales

Retail sales decreased 1.7% to $132.7 million for the twenty-six weeks ended July 4, 2009 from $135.0 million for the twenty-six weeks ended June 28, 2008. The decrease in retail sales was primarily due to the impact of the current economic environment which remains weakened due to high unemployment levels and depressed consumer confidence. This weakened economic environment contributed to decreased comparable store sales of approximately $7.6 million and decreased sales in our catalog and Internet division of approximately $2.1 million. These decreases were offset in part by (i) increased sales attributable to stores opened in 2008 that have not entered the comparable store base (which in 2008 were open for less than a full year) of approximately $3.7 million, (ii) the addition of 23 new Yankee Candle retail stores opened during 2009, which increased sales by approximately $2.2 million and (iii) increased sales in our Yankee Candle Fundraising division of approximately $1.5 million.

Comparable store and catalog and Internet sales for our Yankee Candle stores decreased 7.3% for the twenty-six weeks ended July 4, 2009 compared to the twenty-six weeks ended June 28, 2008. Yankee Candle comparable store sales for the twenty-six weeks ended July 4, 2009 decreased 6.9% compared to the twenty-six weeks ended June 28, 2008. Comparable store sales represent a comparison of sales during the corresponding fiscal periods on stores in our comparable stores sales base. A store first enters our comparable store sales base in the fourteenth fiscal month of operation. The decrease in comparable store sales was driven by a decrease in mall traffic due to the weakened economic environment. There were 437 stores included in the Yankee Candle comparable store base as of July 4, 2009 as compared to 414 stores included in the Yankee Candle comparable store base as of June 28, 2008, and 426 stores included in the Yankee Candle comparable store base as of January 3, 2009. There were 485 total retail stores open as of July 4, 2009, compared to 443 total retail stores open as of June 28, 2008, and 463 total retail stores open as of January 3, 2009. Permanently closed stores are excluded from the comparable store calculation beginning in the month in which the store closes.

Wholesale Sales

Wholesale sales, including European operations, decreased 14.7% to $106.6 million for the twenty-six weeks ended July 4, 2009 from $125.0 million for the twenty-six weeks ended June 28, 2008.

The decrease in wholesale sales was primarily due to decreased sales to domestic wholesale locations in operation prior to June 28, 2008 of approximately $23.9 million and decreased sales from our Aroma Naturals division of approximately $1.0 million, partially offset by increased sales to domestic wholesale locations opened during the last 12 months of approximately $4.1 million, increased sales from new product ventures of $1.7 million and increased sales in our European operations of approximately $0.6 million. The decrease in wholesale sales was primarily due to the weakened economic environment which has resulted in continued tight inventory management by our wholesale customers and by the loss of Linens ‘N Things due to its 2008 bankruptcy.

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

Gross profit decreased 7.4% to $134.6 million for the twenty-six weeks ended July 4, 2009 from $145.4 million for the twenty-six weeks ended June 28, 2008. As a percentage of sales, gross profit increased to 56.2% for the twenty-six weeks ended July 4, 2009 from 55.9% for the twenty-six weeks ended June 28, 2008.

Retail Gross Profit

Retail gross profit dollars decreased 1.2% to $86.3 million for the twenty-six weeks ended July 4, 2009 from $87.4 million for the twenty-six weeks ended June 28, 2008. The decrease in gross profit dollars was primarily due to increased marketing and promotional activity of $8.9 million, driven by the highly promotional retail environment and sales decreases in our retail operations, which decreased gross profit by approximately $0.4 million. The decreases in gross profit dollars were offset in part by (i) the impact of price increases initiated on selected products during the first and third quarters of fiscal 2008 which, assuming no elasticity, contributed approximately $5.6 million, (ii) decreased costs in our supply chain operations of approximately $1.6 million and increased profitability in our Yankee Candle Fundraising division of approximately $0.9 million.

As a percentage of sales, retail gross profit increased to 65.1% for the twenty-six weeks ended July 4, 2009 from 64.7% for the twenty-six weeks ended June 28, 2008. The increase in retail gross profit rate was impacted by price increases initiated on selected products during the first and third quarters of fiscal 2008 which, assuming no elasticity, contributed an increase of approximately 1.6% and increased productivity in our supply chain operations of approximately 1.0% partially offset by increased marketing and promotional activity of 2.2%.

Wholesale Gross Profit

Wholesale gross profit dollars decreased 16.9% to $48.2 million for the twenty-six weeks ended July 4, 2009 from $58.0 million for the twenty-six weeks ended June 28, 2008. The decrease in wholesale gross profit dollars was attributable to sales decreases within our wholesale operations, which decreased gross profit by approximately $9.9 million, increased marketing and promotional activity of $2.3 million and an unfavorable impact of approximately $2.3 million primarily related to a shift in our product mix to offprice channels. These decreases to gross profit dollars were partially offset by the impact of price increases initiated on selected products during the first and third quarters of fiscal 2008 which, assuming no elasticity, contributed approximately $3.4 million, decreased costs in our supply chain operations of approximately $1.1 million and increased profitability in our new product ventures of $0.3 million.

As a percentage of sales, wholesale gross profit decreased to 45.3% for the twenty-six weeks ended July 4, 2009 from 46.4% for the twenty-six weeks ended June 28, 2008. The decrease in wholesale gross profit rate was the result of decreased profitability of 2.3% primarily due to a shift in our product mix to offprice channels, increased marketing and promotional activity of 1.2% and decreased profitability in our new product ventures of 0.5%. These decreases in wholesale gross profit were partially offset by the impact of price increases initiated on selected products during the first and third quarters of fiscal 2008 which, assuming no elasticity, contributed approximately 1.8% and increased productivity in supply chain operations of 1.0%.

SELLING EXPENSES

Selling expenses decreased 2.0% to $91.8 million for the twenty-six weeks ended July 4, 2009 from $93.7 million for the twenty-six weeks ended June 28, 2008. These expenses are related to both wholesale and retail operations and consist of payroll, occupancy, advertising and other operating costs, as well as pre-opening costs, which are expensed as incurred. As a percentage of sales, selling expenses were 38.4% and 36.0% for the twenty-six weeks ended July 4, 2009 and June 28, 2008, respectively.

Retail Selling Expenses

Retail selling expenses increased 3.8% to $75.6 million for the twenty-six weeks ended July 4, 2009 from $72.8 million for the twenty-six weeks ended June 28, 2008. These expenses relate to payroll, occupancy, advertising and other store operating costs, as well as pre–opening costs, which are expensed as incurred. As a percentage of retail sales, retail selling expenses were 56.9% and 53.9% for the twenty-six weeks ended July 4, 2009 and June 28, 2008, respectively. The increase in retail selling expenses in dollars was primarily related to selling expenses incurred in the new Yankee Candle retail stores opened in 2009 and 2008, which together contributed approximately $5.0 million, offset in part by a decrease in marketing related expense of approximately $1.1 million driven primarily by a reduction in catalog circulation and promotional mailings.

The increase in selling expenses as a percentage of sales was primarily due to the de-leveraging of selling expenses as a result of decreased comparable store sales.

Wholesale Selling Expenses

Wholesale selling expenses decreased 22.0% to $16.3 million for the twenty-six weeks ended July 4, 2009 from $20.9 million for the twenty-six weeks ended June 28, 2008. These expenses relate to payroll, advertising and other operating costs. As a percentage of wholesale sales, wholesale selling expenses were 15.3% and 16.7% for the twenty-six weeks ended July 4, 2009 and June 28, 2008, respectively. The decrease in selling expenses in dollars and rate was the result of the 2008 impairment of our outstanding pre-petition receivable balance with Linens ‘N Things of approximately $4.5 million or 3.6% of sales. Excluding the impact of the 2008 impairment of the Linens ‘N Things outstanding receivable, selling expense dollars were flat and selling expense as a percentage of sales increased 2.2%.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses, which consist primarily of personnel–related costs, including senior management, accounting, information systems, management incentive programs and costs that are not readily allocable to either the retail or wholesale operations increased 6.2% to $30.0 million for the twenty-six weeks ended July 4, 2009 from $29.1 million for the twenty-six weeks ended June 28, 2008. As a percentage of sales, general and administrative expenses were 12.5% and 11.2% for the twenty-six weeks ended July 4, 2009 and June 28, 2008, respectively. The increase in general and administrative expense in dollars and as a percentage of sales was driven by an increase in the management incentive plan expense assuming a full payout in 2009 versus a partial payout in 2008.

RESTRUCTURING CHARGE

During the fourth quarter of 2008, we initiated a restructuring plan involving the closing of our remaining 28 Illuminations retail stores and the discontinuance of the related Illuminations consumer direct business, the closing of one underperforming Yankee Candle retail store, and limited reductions in our corporate and administrative workforce. As of July 4, 2009, the Company had closed all of its targeted stores and had discontinued the Illuminations consumer direct business. In connection with this restructuring plan, we incurred a charge of $7.7 million during the twenty-six weeks ended July 4, 2009. Included in the 2009 restructuring charge was $6.3 million related to occupancy related costs, primarily consisting of lease termination costs, $1.0 million primarily related to employee severance costs and $0.4 million related to other costs. Non-cash adjustments represent the reversal and amortization of deferred rent as a result of the lease terminations.

The following is a summary of restructuring charges incurred during the twenty-six weeks ended July 4, 2009 (in thousands):

	Accrued as of January 3, 2009	Twenty-Six Weeks Ended July 4, 2009			Accrued as of July 4, 2009
		Expense	Costs Paid	Non-Cash Adjustments
Occupancy related	$1,041	$6,346	$(3,583)	$911	$4,715
Employee related	—	974	(789)	—	185
Other	25	368	(294)	(34)	65

Total	$1,066	$7,688	$(4,666)	$877	$4,965

OTHER EXPENSE, NET

Other expense, net was $45.0 million for the twenty-six weeks ended July 4, 2009 compared to $44.5 million for the twenty-six weeks ended June 28, 2008. The primary component of this expense was interest expense, which was $43.5 million and $46.8 million for the twenty-six weeks ended July 4, 2009 and June 28, 2008, respectively. The decrease in interest expense was primarily due to a decrease in our borrowing rates coupled with a decrease in our average daily debt outstanding during the period.

During the thirteen weeks ended July 4, 2009, our existing interest rate swaps were de-designated as cash flow hedges, thus precluding us from applying hedge accounting. Starting with the second quarter of 2009, changes in the fair value of our derivative contracts are recognized in the condensed consolidated statement of operations. During the twenty-six weeks ended July 4, 2009 we recognized $0.6 million in other income related to a gain on our derivative contracts. In addition, during the thirteen weeks ended June 28, 2008, we paid $9.5 million, plus accrued interest of $0.4 million to repurchase $12.0 million of our Senior Subordinated Notes in the open market. In connection with this early repurchase, we recorded a gain of $2.1 million in other income, net of deferred financing costs written off in the amount of $0.4 million. The repurchase was authorized by our Board of Directors pursuant to a resolution adopted on May 20, 2008.

BENEFIT FROM INCOME TAXES

The benefit from income taxes for the twenty-six weeks ended July 4, 2009 was $14.4 million compared to $8.5 million for the twenty-six weeks ended June 28, 2008. The effective tax rates for the twenty-six weeks ended July 4, 2009 and June 28, 2008 were 43.4% and 39.1% respectively. The increase in the effective tax rate for the twenty-six weeks ended July 4, 2009 compared to the twenty-six weeks ended June 28, 2008 is primarily related to lower projected full year pre-tax income in the current year and reduced domestic production activities tax deductions in the current year.

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX

As of July 4, 2009, we had closed all of the Illuminations stores and discontinued the related Illuminations consumer direct business. We have classified the results of operations of the Illuminations division as discontinued operations for all periods presented. The operating results of the Illuminations division, which have been presented as discontinued operations, are as follows (in thousands):

	Twenty-Six Weeks Ended
	July 4, 2009	June 28, 2008
Sales	$8,180	8,371

Loss from discontinued operations	$(8,560)	$(6,127)
Income tax benefit	(3,349)	(2,228)

Loss from discontinued operations, net of income tax benefit	$(5,211)	$(3,899)

For the twenty-six weeks ended July 4, 2009, the loss from discontinued operations included restructuring charges of $6.7 million. For the twenty-six weeks ended June 28, 2008, the loss from discontinued operations included restructuring charges of $1.5 million.

LIQUIDITY AND CAPITAL RESOURCES

Senior Secured Credit Facility

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

As a result of concerns about the stability of the financial and credit markets and the strength of counterparties during this challenging global macroeconomic environment, many financial institutions have reduced, and in some instances ceased to provide, funding to borrowers. In our case, Lehman Commercial Paper, Inc. (“LCP”), one of the lenders under our $125.0 million Revolving Facility declared bankruptcy in September 2008. LCP’s share of the Revolving Facility was 12% or $15.0 million of the total funds available under our Revolving Facility. As a result of the bankruptcy, our ability to draw upon that portion of the Revolving Facility has been reduced. As of July 4, 2009, we had outstanding letters of credit of $1.5 million and $20.1 million outstanding under our Revolving Facility, leaving $88.4 million in availability under the Revolving Facility, excluding the $15.0 million applicable to LCP. As of July 4, 2009, we were in compliance with all covenants under the Credit Facility. In August of 2009, Barclays Capital purchased $5.0 million of the LCP portion of the Revolving Facility, thereby increasing our total capacity from $110.0 million to $115.0 million.

We use interest rate swaps to eliminate the variability of a portion of cash flows associated with the forecasted interest payments on its Term Facility. This is achieved through converting a portion of the floating rate Term Facility to a fixed rate by entering into pay-fixed interest rate swaps. During the second quarter of 2009 we changed the interest rate election on its Term Facility from the three-month LIBOR rate to the one-month LIBOR rate. As a result, our existing interest rate swaps were de-designated as cash flow hedges and we no longer account for these instruments using hedge accounting with changes in fair value recognized in the condensed consolidated statement of operations. The unrealized loss included in OCI on the date we changed its interest rate election is being amortized to other expense over the remaining term of the respective interest rate swap agreements.

Simultaneous with the de-designations, we entered into new interest rate swap agreements to further reduce the variability of cash flows associated with the forecasted interest payments on our Term Facility. These swaps are not designated as cash flow hedges and, are measured at fair value with changes in fair value recognized in the condensed consolidated statement of operations as a component of other income (expense).

As a result of these transactions, we effectively converted ourTerm Facility, which is floating-rate debt, to a blended fixed-rate up to the aggregate amortizing notional value of the swaps by having the Company pay fixed-rate amounts in exchange for the receipt of the floating-rate interest payments. As of July 4, 2009, the aggregate notional value of the swaps was $434.1 million, or 76.4% of our Term Facility, resulting in a blended fixed rate of 4.57%. The aggregate notional value amortizes over the life of the swaps. Under the terms of these agreements, a monthly net settlement is made for the difference between the average fixed rate and the variable rate based upon the one-month LIBOR rate on the aggregate notional amount of the interest rate swaps.

During the second quarter of 2009, we entered into forward starting amortizing interest rate swaps in the aggregate notional amount of $160.4 million with a blended fixed rate of 3.59% to eliminate the variability in future interest payments by having the Company pay fixed-rate amounts in exchange for receipt of floating-rate interest payments. The effective date of the forward starting swaps is March 31, 2011, of which there are no settlements required until after that date. The forward starting swaps are not designated as cash flow hedges and, are measured at fair value with changes in fair value recognized in the condensed consolidated statement of operations as a component of other income (expense).

Subsequent to the end of the second quarter the Company entered into additional forward starting amortizing interest rate swaps in the aggregate notional amount of $160.4 million with a blended fixed rate of 3.39% to eliminate the variability in future interest payments by having the Company pay fixed-rate amounts in exchange for receipt of floating-rate interest payments. The effective date of the forward starting swaps is March 31, 2011, of which there are no settlements required until after that date. The forward starting swaps are not designated as cash flow hedges and, are measured at fair value with changes in fair value recognized in the condensed consolidated statement of operations as a component of other income (expense). These swaps had no value as of July 4, 2009. The combined amortizing notional value of the forward starting swaps with an effective date of March 31, 2011 is $320.7 million with a blended fixed rate of 3.49%

All obligations under the Credit Facility are guaranteed by the Parent and each of the Company’s existing and future domestic subsidiaries. In addition, the senior secured credit facility is secured by first priority perfected liens on all of the Company’s capital stock and substantially all of the Company’s existing and future material assets and the existing and future material assets of the Company’s guarantors, except that only up to 66% of the voting capital stock of the first tier foreign subsidiaries and 100% of the non–voting capital stock of such foreign subsidiaries will be pledged in favor of the senior secured credit facility and each of the guarantor’s assets.

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

The Credit Facility contains a financial covenant which requires that we maintain at the end of each fiscal quarter, commencing with the quarter ended January 3, 2009 through the quarter ending October 3, 2009, a consolidated total secured debt (net of cash and cash equivalents not to exceed $30.0 million) to consolidated EBITDA ratio of no more than 4.00 to 1.00. The consolidated total secured debt to consolidated EBITDA ratio will step down to no more than 3.75 to 1.00 for the fourth quarter ending January 2, 2010. As of July 4, 2009, the Company’s actual secured leverage ratio was 3.19 to 1.00, as calculated in accordance with the Credit Facility. As of July 4, 2009, total secured debt was approximately $581.8 million (net of $6.6 million in cash). Under the Credit Facility, EBITDA is defined as net income plus, interest, taxes, depreciation and amortization, further adjusted to add back extraordinary, unusual or non-recurring losses, non-cash stock option expense, fees and expenses related to the Transaction, fees and expenses under the Management Agreement with our equity sponsor, restructuring charges or reserves, as well as other non-cash charges, expenses or losses, and further adjusted to subtract extraordinary, unusual or non-recurring gains, other non-cash income or gains, and certain cash contributions to our common equity. Set forth below is a reconciliation of Consolidated Adjusted EBITDA, as calculated under the Credit Facility, to EBITDA and net loss for the four quarters ended July 4, 2009 (in thousands):

Net loss	$(416,134)
Income tax benefit	(19,537)
Interest expense, net (excluding amortization of deferred financing fees)	87,176
Depreciation and amortization	45,979

EBITDA	(302,516)
Extraordinary, unusual or non-recurring charges	14,670
Equity-based compensation expense	833
Restructuring charges	1,368
Goodwill and intangible asset impairments	462,616
Fees paid pursuant to management agreement	1,500
Other non-cash expense	4,167

Consolidated Adjusted EBITDA under the Credit Facility	$182,638

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

Cash Flows and Funding of our Operations

The Company’s cash includes interest-bearing and non-interest bearing accounts. The Company maintains cash balances at several financial institutions. Cash as of July 4, 2009 was $6.6 million compared to $130.6 million as of January 3, 2009. Cash used in operating activities for the twenty-six weeks ended July 4, 2009 was $32.3 million as compared to cash used in operations of $24.8 million for the twenty-six weeks ended June 28, 2008. The increase in cash used in operations year over year is mostly due to the timing of interest payments based on calendar months versus fiscal months and cash payments for restructuring activities. Cash used in operating activities during the twenty-six weeks ended July 4, 2009 includes total payments of $6.6 million of taxes, primarily related to fiscal 2008, and cash paid for interest of $41.0 million. Cash used in operating activities during the twenty-six weeks ended June 28, 2008 includes total payments of $14.5 million of corporate income taxes related to fiscal 2007 and cash paid for interest of $35.6 million.

Net cash used in investing activities was $9.7 million for the twenty-six weeks ended July 4, 2009 and was used for the purchase of property and equipment, primarily related to new stores. Net cash used by financing activities for the twenty-six weeks ended July 4, 2009, was $82.0 million, of which $81.7 million is related to net payments under the Credit Facility.

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

Our market risks relate primarily to changes in interest rates. At July 4, 2009, we had $588.4 million of floating rate debt and $513.0 million of fixed rate debt. For fixed rate debt, interest rate changes affect the fair market value, but do not impact earnings or cash flows. Conversely for floating rate debt, interest rate changes do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. The $588.4 million outstanding under our Credit Facility bears interest at variable rates. All borrowings under the Credit Facility bear interest at a rate per annum equal to an applicable margin, plus, at the Company’s option, (i) the higher of (a) the prime rate (as set forth on the British Banking Association Telerate Page 5) and (b) the federal funds effective rate, plus one-half percent (0.50%) per annum or (ii) the Eurodollar rate, and resets periodically. As of July 4, 2009, the weighted average combined interest rate on the senior secured term loan facility and senior secured revolving credit facility was 2.32%. This Credit Facility is intended to fund operating needs. Because this Credit Facility bears a variable interest rate based on market indices, our results of operations and cash flows will be exposed to changes in interest rates. Based on July 4, 2009 borrowing levels, a 1.00% increase or decrease in current market interest rates would have the effect of causing an approximately $5.9 million additional annual pre–tax charge or credit to the statement of operations.

The variable nature of our obligations under the Credit Facility creates interest rate risk. In order to mitigate this risk we use interest rate swaps to eliminate the variability of a portion of cash flows associated with the forecasted interest payments on our Term Facility. This is achieved through converting a portion of the floating rate Term Facility to a fixed rate by entering into pay-fixed interest rate swaps. In essence, we convert our Term Facility, which is floating-rate debt, to a fixed-rate up to the aggregate notional value of the swaps by paying fixed-rate amounts in exchange for the receipt of floating-rate interest payments. As of July 4, 2009, the aggregate notional value of the swaps was $434.1 million, or 76.4% of our Term Facility, resulting in a blended fixed rate of 4.57%.

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

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of July 4, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 4, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) occurred during the fiscal quarter ended July 4, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As widely reported, financial and credit markets in the United States and globally have been experiencing unprecedented levels of volatility and disruption in recent months, which has resulted in, among other things, severely diminished liquidity and credit availability and a widespread reduction in business activity and consumer spending and confidence. In 2008 and the first half of 2009, these economic conditions negatively impacted our business and our results of operations. Any continuation or further deterioration in the current economic conditions, or any prolonged global, national or regional recession, may materially adversely affect our results of operations and financial condition.

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

As a result of concerns about the stability of the financial and credit markets and the strength of counterparties during this challenging global macroeconomic environment, many financial institutions have reduced, and in some instances ceased to provide, funding to borrowers. In our case, Lehman Commercial Paper, Inc. (“LCP”), one of the lenders under our $125.0 million Revolving Facility declared bankruptcy in September 2008. LCP’s share of the Revolving Facility was 12% or $15.0 million of the total funds available to us under the Revolving Facility. As a result of the bankruptcy, our ability to draw upon that portion of the Revolving Facility has been reduced. To date, we have not secured substitute financing. If we are unable to secure additional or substitute funding from other parties, our Revolving Facility would be effectively reduced from $125.0 million to $110.0 million. In August of 2009, Barclays Capital purchased $5.0 million of the LCP portion of the Revolving Facility, thereby increasing our total capacity from $110.0 million to $115.0 million. Based upon information available to us, we have no indication that other financial institutions syndicated under our Revolving Facility would be unable to fulfill their commitments to us. However, if additional counterparties were to become unable to fulfill those obligations, that may adversely affect our results of operations, financial condition and liquidity.

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

At July 4, 2009, the net carrying value of our goodwill and intangible assets totaled approximately $643.8 million and $302.0 million respectively. Our amortizing intangible assets are subject to impairment testing in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, and our non-amortizing goodwill and tradenames are subject to impairment tests in accordance with SFAS No. 142, “Goodwill and Intangible Assets.” We review the carrying value of our intangible assets and goodwill for impairment whenever events or circumstances indicate that their carrying value may not be recoverable, at least annually for our goodwill and tradnames. Significant negative industry or economic trends, including disruptions to our business, unexpected significant changes or planned changes in the use of our intangible assets, and mergers and acquisitions could result in an impairment charge for any of our intangible assets, goodwill or other long-lived assets. We completed our 2008 annual impairment testing of goodwill and indefinite-lived intangible assets as of November 1, 2008. As a result of these analyses we recorded impairment charges of $375.2 million and $87.4 million related to our goodwill and tradenames, respectively during the fourth quarter ended January 3, 2009.

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

The current economic downturn has significantly negatively impacted the commercial real estate sector, including large commercial and retail landlords. On April 16, 2009 one of our major national landlords, General Growth Properties (GGP), filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code (11 U.S.C. § 101 et seq .). We have leases with GGP and its affiliates relating to 82 of our 474 existing retail stores. We also have several pending agreements and ongoing negotiations with GGP regarding, among other things, new store leases, tenant allowances, lease termination agreements and lease renewals or modifications.

Currently, our dealings with GGP have been proceeding in the ordinary course and we have not been impacted in any significant way by this bankruptcy filing. However, until all bankruptcy proceedings and related proceedings have concluded, there can be no assurance that this course of dealing will continue, that our pending agreements will be finalized or that these negotiations will continue, and any delay or cessation may have an adverse impact on our business. As a result of the bankruptcy filing, GGP may have or seek to exercise certain rights which could potentially negatively impact us, including without limitation the right to assume or reject all or any of our store leases. GGP may also pursue the sale or other disposition of the mall properties in which our stores are located, which could adversely affect our leases. Moreover, if GGP or any buyer of GGP’s properties is unable to continue to operate its malls in a first class condition and otherwise perform its obligations as landlord, including without limitation its repair and maintenance obligations, then our sales and operating results in those malls could be adversely affected. While we intend to take steps to control and mitigate any adverse effects of the GGP financial distress and bankruptcy, there can be no assurance that all significant impacts can be avoided.

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

•	changes in our ability to attract, retain and develop highly-qualified employees or changes in the cost or availability of a sufficient labor force to manage and support our operations;

•	changes in our ability to meet objectives with regard to business acquisitions or new business ventures;

•	the occurrence of severe weather events prohibiting or discouraging consumers from traveling to retail or wholesale locations;

•	the disruption of global, national or regional transportation systems;

•	the occurrence of certain material events including natural disasters, acts of terrorism, the outbreak of war or other significant national or international events;

•	our ability to react in a timely manner and maintain our critical business processes and information systems capabilities in a disaster recovery situation; and

•	changes in our ability to manage our existing computer systems and technology infrastructures, and our ability to implement successfully new computer systems and technology infrastructures.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item 3.	Defaults Upon Senior Securities.

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders.

Not Applicable

Item 5.	Other Information.

Not Applicable

Item 6.	Exhibits

31.1	Certification of Craig W. Rydin Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated August 13, 2009

31.2	Certification of Bruce L. Hartman Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated August 13, 2009.

32.1	Certification of Craig W. Rydin Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, dated August 13, 2009.

32.2	Certification of Bruce L. Hartman Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, dated August 13, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YANKEE HOLDING CORP.

Date: August 13, 2009	By:	/s/ Bruce L. Hartman
Bruce L. Hartman
Executive Vice President, Chief Administrative Officer and Chief Financial Officer (Principal Financial Officer)