Form 10-Q
period 2009-10-03
Yankee Holding Corp.
filed 2009-11-13
CIK 1394069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarterly period ended: October 3, 2009

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

As of November 12, 09 there were 498,885 shares of Yankee Holding Corp. common stock, $.01 par value, outstanding, all of which are owned by YCC Holdings LLC.

YANKEE HOLDING CORP.

FORM 10-Q – Quarter Ended October 3, 2009

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

YANKEE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	October 3, 2009	January 3, 2009
ASSETS
CURRENT ASSETS:
Cash	$5,570	$130,577
Accounts receivable, net	62,679	39,153
Inventories	85,013	63,035
Prepaid expenses and other current assets	34,604	10,184
Deferred tax assets	14,087	12,869

TOTAL CURRENT ASSETS	201,953	255,818

PROPERTY AND EQUIPMENT-NET	129,009	138,222
MARKETABLE SECURITIES	1,078	540
GOODWILL	643,570	643,801
INTANGIBLE ASSETS	297,559	308,877
DEFERRED FINANCING COSTS	21,002	24,170
OTHER ASSETS	845	1,141

TOTAL ASSETS	$1,295,016	$1,372,569

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$26,465	$22,812
Accrued payroll	12,082	7,741
Accrued interest	6,599	18,042
Accrued purchases of property and equipment	1,168	4,279
Other accrued liabilities	45,035	49,034
Current portion of long-term debt	—	37,650

TOTAL CURRENT LIABILITIES	91,349	139,558

DEFERRED COMPENSATION OBLIGATIONS	1,231	740
DEFERRED TAX LIABILITIES	83,189	75,905
LONG-TERM DEBT	1,126,853	1,145,475
DEFERRED RENT	10,855	10,810
OTHER LONG-TERM LIABILITIES	2,269	2,902
STOCKHOLDERS’ DEFICIT	(20,730)	(2,821)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,295,016	$1,372,569

See notes to condensed consolidated financial statements

YANKEE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(Unaudited)

	Thirteen Weeks Ended October 3, 2009	Thirteen Weeks Ended September 27, 2008
Sales	$168,748	$176,198
Cost of sales	71,232	78,426

Gross profit	97,516	97,772
Selling expenses	48,291	47,044
General and administrative expenses	19,346	15,388
Restructuring charge	906	—

Operating income	28,973	35,340
Interest income	(1)	(5)
Interest expense	20,740	23,104
Other expense	5,929	40

Income from continuing operations before provision for income taxes	2,305	12,201
Provision for income taxes	1,045	4,117

Income from continuing operations	1,260	8,084
Loss from discontinued operations, net of income taxes	(1,995)	(1,344)

Net (loss) income	$(735)	$6,740

See notes to condensed consolidated financial statements

YANKEE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(Unaudited)

	Thirty-Nine Weeks Ended October 3, 2009	Thirty-Nine Weeks Ended September 27, 2008
Sales	$406,819	$434,017
Cost of sales	174,531	191,198

Gross profit	232,288	242,819
Selling expenses	139,634	140,076
General and administrative expenses	49,329	44,493
Restructuring charge	1,881	—

Operating income	41,444	58,250
Interest income	(12)	(22)
Interest expense	64,279	69,880
Gain on extinguishment of debt	—	(2,131)
Other expense (income)	7,408	(107)

Loss from continuing operations before benefit from income taxes	(30,231)	(9,370)
Benefit from income taxes	(13,100)	(4,324)

Loss from continuing operations	(17,131)	(5,046)
Loss from discontinued operations, net of income taxes	(7,614)	(5,415)

Net loss	$(24,745)	$(10,461)

See notes to condensed consolidated financial statements

YANKEE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Thirty-Nine Weeks Ended October 3, 2009	Thirty-Nine Weeks Ended September 27, 2008
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(24,745)	$(10,461)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on extinguishment of debt	—	(2,131)
Realized loss on derivative contracts	5,112	—
Depreciation and amortization	34,270	34,628
Unrealized (gain) loss on marketable securities	(174)	105
Stock-based compensation expense	617	677
Deferred taxes	2,721	12,992
Non-cash restructuring charges	366	—
Loss on disposal and impairment of property and equipment	428	878
Investments in marketable securities	(430)	(462)
Changes in assets and liabilities:
Accounts receivable	(22,810)	(21,940)
Inventory	(21,003)	(29,443)
Prepaid expenses and other assets	(83)	(2,252)
Accounts payable	3,543	24,837
Income taxes	(27,314)	(35,390)
Accrued expenses and other liabilities	(4,092)	(11,621)

NET CASH USED IN OPERATING ACTIVITIES	(53,594)	(39,583)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(14,943)	(14,206)
Payment of contingent consideration on Aroma Naturals	—	(225)

NET CASH USED IN INVESTING ACTIVITIES	(14,943)	(14,431)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	80	22
(Repayments) borrowings under Credit Facility	(56,272)	74,495
Repurchase of common stock	(365)	(126)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(56,557)	74,391

EFFECT OF EXCHANGE RATE CHANGES ON CASH	87	(99)

NET (DECREASE) INCREASE IN CASH	(125,007)	20,278
CASH, BEGINNING OF PERIOD	130,577	5,627

CASH, END OF PERIOD	$5,570	$25,905

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$72,193	$69,302

Income taxes	$6,600	$14,962

Net decrease in accrued purchases of property and equipment	$3,111	$1,298

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

Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”). The accompanying unaudited condensed financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended January 3, 2009 included in the Company’s Annual Report on Form 10-K. Unless otherwise indicated, all amounts are in thousands. The Company has assessed the impact of subsequent events through November 12, 2009, the date of the issuance of the condensed consolidated financial statements.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued the Accounting Standards CodificationTM, The Accounting Standards Codification TM, or ASC became the single source of authoritative GAAP, recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Effective for interim and annual periods ending after September 15, 2009, the ASC superseded all then-existing non-SEC accounting and reporting standards. The ASC is a significant restructuring of accounting and reporting standards designed to simplify user access to all authoritative U.S. GAAP by providing the authoritative literature in a topically organized structure. All other nongrandfathered, non-SEC accounting literature not included in the ASC have become nonauthoritative. The Company adopted the ASC during the quarter ended October 3, 2009.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued guidance that defined fair value, established a framework for measuring fair value in GAAP and expanded disclosures about fair value measurements. The requirements of the new fair value guidance were first effective for the Company’s fiscal year beginning December 30, 2007 and interim periods within that fiscal year. In February 2008, the FASB deferred the application of this guidance to non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year. Accordingly, the Company’s adoption of this guidance on December 30, 2007 was limited to financial assets and liabilities, which primarily impacted the valuation of the Company’s derivative contracts. On January 4, 2009, in accordance with the deferral, the Company adopted this guidance with respect to its impact on non-financial assets and liabilities. The adoption of this fair value guidance did not have a material effect on the Company’s financial condition, results of operations or cash flows. See Note 10, “Fair Value Measurements”, for additional information.

In March 2008, the FASB issued guidance that amended and expanded the disclosure requirements surrounding derivative instruments with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments and their impact on an entity’s financial position, financial performance and cash flows. The Company adopted the requirements of the derivative disclosure requirements on January 4, 2009. The adoption this guidance did not have a material impact on the Company’s financial condition, results of operations or cash flows. See Note 9, “Derivative Financial Instruments”, for the required disclosures.

In April 2009, the FASB issued guidance related to the disclosure requirements of the fair value of financial instruments. This guidance requires an entity to provide interim disclosures about the fair value of financial instruments during an interim period that were previously only required on an annual basis and to include disclosures related to the methods and significant assumptions used in estimating those instruments. The Company adopted the interim disclosure requirements during the second quarter of 2009. The Company’s adoption of this guidance related only to its disclosures regarding the fair value of the Company’s debt and did not have a material impact on the Company’s financial condition, results of operations or cash flows. See Note 10, “Fair Value Measurements”, for the required disclosures.

In April 2009, the FASB staff provided additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. Included within this issuance is guidance related to identifying circumstances that indicate a transaction is not orderly (i.e. a forced liquidation or distressed sale). Overall, this issuance provides guidance on how to determine the fair value of assets and liabilities in light of the current economic environment and reemphasizes that the objective of a fair value measurement remains the determination of an exit price. The Company adopted this guidance during the second quarter of 2009. There was no impact to the Company’s financial condition, results of operations or cash flows.

3. DISCONTINUED OPERATIONS

On July 14, 2009, the Board of Directors approved a decision to discontinue the Company’s Aroma Naturals division and explore different strategic alternatives, including a potential sale. As of October 3, 2009, certain assets associated with the Aroma Naturals division were reported as held for sale. Accordingly, the results of operations of the Aroma Naturals division, including impairment charges related to the write-off of its intangible assets and goodwill, lease and severance obligations are classified as discontinued operations for all periods presented. On October 21, 2009, the Company sold certain assets associated with the Aroma Naturals division for proceeds that were not material.

In addition, as of July 4, 2009, the Company had closed all of the Illuminations stores and discontinued the related Illuminations consumer direct business. Accordingly, the Company has classified the results of operations of the Illuminations division as discontinued operations for all periods presented. The operating results of the Illuminations and Aroma Naturals divisions, which have been presented as discontinued operations, are as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Sales	$138	$4,863	$9,483	$15,413

Loss from discontinued operations	$(3,277)	$(2,129)	$(12,508)	$(8,527)
Benefit from income taxes	(1,282)	(785)	(4,894)	(3,112)

Loss from discontinued operations, net of income taxes	$(1,995)	$(1,344)	$(7,614)	$(5,415)

For the thirteen and thirty-nine weeks ended October 3, 2009, the loss from discontinued operations included restructuring charges of $1,725 and $8,438, respectively. See Note 4, “Restructuring Charges” for additional information. For the thirty-nine weeks ended September 27, 2008, the loss from discontinued operations included restructuring charges of $1,475. There were no restructuring charges included in discontinued operations for the thirteen weeks ended September 27, 2008.

The Aroma Naturals assets classified as held for sale as of October 3, 2009 were as follows:

October 3, 2009
Inventories	$176
Property and Equipment, net	370

Total assets held for sale	$546

4. RESTRUCTURING CHARGES

On July 14, 2009, the Board of Directors approved a decision to discontinue the Company’s Aroma Naturals division and explore different strategic alternatives, including a potential sale. On October 21, 2009, the Company sold certain assets associated with the Aroma Naturals division and as of October 3, 2009, these assets were reported as held for sale. In conjunction with the decision to discontinue the Aroma Naturals division the Company performed an impairment analysis on the Aroma Naturals tradename, customer list and goodwill and determined that these assets were fully impaired. Accordingly, the results of operations of the Aroma Naturals division, including restructuring charges related to the write-off of its intangible assets and goodwill, lease and severance obligations are classified as discontinued operations for all periods presented.

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

In connection with this restructuring plan, charges of $2,631 and $10,319 were recorded during the thirteen and thirty-nine weeks ended October 3, 2009, respectively. Included in the third quarter 2009 restructuring charge was $237 of occupancy related costs, primarily consisting of lease termination costs, $377 primarily related to employee severance costs, $1,182 related to the impairment of the Aroma Naturals customer list, tradename and goodwill and $835 of other costs associated with the restructuring of the business. Included in the thirty-nine weeks ended October 3, 2009 restructuring charge was $6,583 of occupancy related costs, primarily consisting of lease termination costs, $1,351 primarily related to employee severance costs, $1,182 related to the impairment of the Aroma Naturals customer list, tradename and goodwill and $1,203 of other costs associated with the restructuring of the business. Occupancy related non-cash adjustments represent the reversal and amortization of deferred rent as a result of the lease terminations.

The Company currently expects the total charge related to the restructuring plan to be approximately $23,000 to $25,000. As of October 3, 2009, the Company has incurred charges of $22,701, including $12,382 and $10,319 recorded during the fourth quarter of 2008 and the thirty-nine weeks ended October 3, 2009, respectively. As of October 3, 2009, the occupancy related accrual primarily relates to lease termination buyout agreements for the Illuminations retail stores. The lease related to the Illuminations corporate headquarters in Petaluma, California expires in March 2013. This lease will be paid through March 2013 unless the Company is able to structure a buyout agreement with the landlord.

The following is a summary of restructuring charge activity for the thirteen and thirty-nine weeks ended October 3, 2009:

	Accrued as of July 4, 2009	Thirteen Weeks Ended October 3, 2009			Accrued as of October 3, 2009
		Expense	Costs Paid	Non-Cash Adjustments
Occupancy related	$4,715	$237	$(2,066)	$(61)	$2,825
Employee related	185	377	(195)	—	367
Impairment of Aroma Naturals intangible assets and goodwill	—	1,182	—	(1,182)	—
Other	65	835	(394)	—	506

Total	$4,965	$2,631	$(2,655)	$(1,243)	$3,698

	Accrued as of January 3, 2009	Thirty-Nine Weeks Ended October 3, 2009			Accrued as of October 3, 2009
		Expense	Costs Paid	Non-Cash Adjustments
Occupancy related	$1,041	$6,583	$(5,649)	$850	$2,825
Employee related	—	1,351	(984)	—	367
Impairment of Aroma Naturals intangible assets and goodwill	—	1,182	—	(1,182)	—
Other	25	1,203	(688)	(34)	506

Total	$1,066	$10,319	$(7,321)	$(366)	$3,698

Restructuring related charges attributable to the Illuminations and Aroma Naturals divisions totaled $1,725 and $8,438 for the thirteen and the thirty-nine weeks ended October 3, 2009 and are included in discontinued operations. Restructuring related charges attributable to the closing of the one Yankee Candle retail store and the reductions in the corporate and administrative workforce totaled $906 and $1,881 for the thirteen and thirty-nine weeks ended October 3, 2009 and are included in continuing operations.

5. EQUITY-BASED COMPENSATION

As of October 3, 2009, shares outstanding were as follows:

	Class A Common Units	Class B Common Units	Class C Common Units
Outstanding at January 3, 2009	4,271,937	395,120	41,348
Granted	1,255	—	57,644
Forfeited	—	(19,103)	(1,094)
Repurchased	(4,468)	(12,937)	(235)

Outstanding at October 3, 2009	4,268,724	363,080	97,663

Vested at October 3, 2009	4,268,724	192,874	19,930

A summary of the Company’s nonvested shares as of October 3, 2009, and the activity for the thirty-nine weeks ended October 3, 2009 is presented below:

	Class B Common Units	Weighted Average Calculated Value	Class C Common Units	Weighted Average Calculated Value
Nonvested at January 3, 2009	244,204	$9.39	33,558	$13.77
Granted	—	—	57,644	$8.37
Forfeited	(19,103)	$9.39	(1,094)	$13.72
Vested	(54,895)	$9.39	(12,375)	$12.00

Nonvested at October 3, 2009	170,206	$9.39	77,733	$11.58

The total estimated fair value of equity awards vested during the thirty-nine weeks ended October 3, 2009 was $664. Stock-based compensation expense for the thirty-nine weeks ended October 3, 2009 and September 27, 2008 was $617 and $677, respectively.

As of October 3, 2009, there was approximately $2,433 of total unrecognized compensation cost related to Class B and Class C common unit equity awards and there is no unrecognized expense related to the Class A common unit equity awards. This cost is expected to be recognized over the remaining vesting period, of approximately 60 months (October 2009 to October 2014).

Presented below is a summary of assumptions for the indicated period.

Assumptions	Thirty-Nine Weeks Ended October 3, 2009	Thirty-Nine Weeks Ended September 27, 2008
Weighted average calculated value of awards granted	$8.37	$13.72
Weighted average volatility	38.6%	29.1%
Weighted average expected term (in years)	5.0	3.9
Dividend yield	—	—
Weighted average risk-free interest rate	2.2%	2.2%

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

6. INVENTORIES

The Company values its inventories on the first–in first–out (“FIFO”) basis. The components of inventories were as follows:

	October 3, 2009	January 3, 2009
Finished goods	$77,222	$54,939
Work-in-process	658	212
Raw materials and packaging	7,133	7,884

	$85,013	$63,035

7. INTANGIBLE ASSETS AND GOODWILL

The Company has determined that its tradenames have an indefinite useful life and, therefore, are not being amortized. Under the Intangibles Topic of the ASC, goodwill and indefinite lived intangible assets are not amortized but are subject to an annual impairment test.

Intangible Assets

The carrying amount and accumulated amortization of intangible assets consisted of the following:

	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
October 3, 2009
Indefinite life:
Tradenames	N/A	$267,755	$—	$267,755

Finite-lived intangible assets:
Customer lists	5	63,666	(34,756)	28,910
Favorable lease agreements	5	2,330	(1,443)	887
Other	3	36	(29)	7

Total finite-lived intangible assets		66,032	(36,228)	29,804

Total intangible assets		$333,787	$(36,228)	$297,559

January 3, 2009
Indefinite life:
Tradenames	N/A	$267,955	$—	$267,955

Finite-lived intangible assets:
Customer lists	5	65,218	(25,500)	39,718
Favorable lease agreements	5	2,330	(1,138)	1,192
Other	3	36	(24)	12

Total finite-lived intangible assets		67,584	(26,662)	40,922

Total intangible assets		$335,539	$(26,662)	$308,877

In conjunction with the decision to discontinue the Aroma Naturals division the Company performed an impairment analysis on the Aroma Naturals tradename, customer list and goodwill and determined that these assets were fully impaired. As a result, during the third quarter of 2009, the Company fully impaired and wrote-off of the Aroma Naturals tradename and customer list in the amounts of $200 and $751, respectively.

Total amortization expense from finite–lived intangible assets was $3,453 and $3,508 for the thirteen weeks ended October 3, 2009 and September 27, 2008, respectively. Total amortization expense from finite–lived intangible assets was $10,415 and $10,470 for the thirty-nine weeks ended October 3, 2009 and September 27, 2008, respectively. The intangible assets are amortized on a straight line basis. Favorable lease agreements are amortized over the remaining lease term of each respective lease.

Goodwill

Changes in the carrying amount of goodwill by reportable segment were as follows:

	Retail	Wholesale	Consolidated
Balance at January 3, 2009	$286,301	$357,500	$643,801
Impairment of Aroma Naturals	—	(231)	(231)

Balance at October 3, 2009	$286,301	$357,269	$643,570

8. LONG-TERM DEBT

Long-term debt consisted of the following at October 3, 2009 and January 3, 2009:

	October 3, 2009	January 3, 2009
Senior secured revolving credit facility	$45,454	$70,000
Senior secured term loan facility	568,399	600,125
Senior notes due 2015	325,000	325,000
Senior subordinated notes due 2017	188,000	188,000

Total	1,126,853	1,183,125
Less current portion	—	37,650

Long-term debt	$1,126,853	$1,145,475

Senior Secured Credit Facility

The Company’s senior secured credit facility (the “Credit Facility”) consists of a $650,000 senior secured term loan facility (“Term Facility”) maturing on February 6, 2014 and a $125,000 senior secured revolving credit facility (“Revolving Facility”), which expires on February 6, 2013.

All borrowings under the Credit Facility bear interest at a rate per annum equal to an applicable margin, plus, at the Company’s option, (i) the higher of (a) the prime rate (as set forth on the British Banking Association Telerate Page 5) and (b) the federal funds effective rate, plus one-half percent (0.50%) per annum or (ii) the Eurodollar rate, and resets periodically. In addition to paying interest on outstanding principal under the senior secured credit facility, the Company is required to pay a commitment fee to the lenders in respect of unutilized loan commitments at a rate of 0.50% per annum. As of October 3, 2009, the weighted average combined interest rate on the senior secured term loan facility and senior secured revolving credit facility was 2.25%. In April 2009, the Company repaid $31,726 of the Term Facility as a result of an excess cash flow covenant.

The Credit Facility contains a customary financial covenant which requires that the Company maintain at the end of each fiscal quarter, commencing with the quarter ended January 3, 2009 through the quarter ending October 3, 2009, a consolidated total secured debt (net of cash and cash equivalents not to exceed $30,000) to consolidated EBITDA ratio of no more than 4.00 to 1.00. The consolidated total secured debt to consolidated EBITDA ratio will step down to no more than 3.75 to 1.00 for the fourth quarter ending January 2, 2010. As of October 3, 2009, the Company’s actual secured leverage ratio was 3.42 to 1.00, as calculated in accordance with the Credit Facility. As of October 3, 2009, total secured debt was approximately $608,283 (net of $5,570 of cash). Under the Credit Facility, EBITDA is defined as net income plus, interest, taxes, depreciation and amortization, further adjusted to add back extraordinary, unusual or non-recurring losses, non-cash stock option expense, fees and expenses related to the Transaction, fees and expenses under the Management Agreement with our equity sponsor, restructuring charges or reserves, as well as other non-cash charges, expenses or losses, and further adjusted to subtract extraordinary, unusual or non-recurring gains, other non-cash income or gains, and certain cash contributions to our common equity.

As a result of concerns about the stability of the financial and credit markets and the strength of counterparties during this challenging global macroeconomic environment, many financial institutions have reduced, and in some instances ceased to provide, funding to borrowers. In the Company’s case, Lehman Commercial Paper, Inc. (“LCP”), one of the lenders under the Company’s $125,000 Revolving Facility declared bankruptcy in September 2008. LCP’s share of the Revolving Facility was 12% or $15,000 of the total funds available under the Revolving Facility. As a result of the bankruptcy, the Company’s ability to draw upon that portion of the Revolving Facility was reduced to $110,000. In August 2009, Barclays Capital purchased $5,000 of the LCP portion of the Revolving Facility, thereby increasing the Company’s total capacity from $110,000 to $115,000. As of October 3, 2009, the Company had outstanding letters of credit of $1,536 and $45,454 outstanding under the Revolving Facility, leaving $68,010 in availability under the Revolving Facility, excluding the $10,000 applicable to LCP. Effective September 28, 2009, the Company transferred the Administration Agency of our Revolving Facility from LCP to Bank of America N.A.

9. DERIVATIVE FINANCIAL INSTRUMENTS

The Company follows the guidance under the Derivatives and Hedging Topic of the ASC, which establishes accounting and reporting standards for derivative instruments. Specifically, the guidance requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either stockholders’ equity as accumulated other comprehensive income (loss) (OCI) or net income (loss) depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

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

As a result of these transactions, the Company effectively converted its Term Facility, which is floating-rate debt, to a blended fixed-rate up to the aggregate amortizing notional value of the swaps by having the Company pay fixed-rate amounts in exchange for the receipt of the floating-rate interest payments. As of October 3, 2009, the aggregate notional value of the swaps was $421,697, or 74.2% of our Term Facility, resulting in a blended fixed rate of 4.56%. The aggregate notional value amortizes over the life of the swaps. Under the terms of these agreements, a monthly net settlement is made for the difference between the average fixed rate and the variable rate based upon the one-month LIBOR rate on the aggregate notional amount of the interest rate swaps. These interest rate swap agreements terminate in March 2010 and 2011.

During the second and third quarters of 2009, the Company entered into forward starting, amortizing, interest rate swaps in the aggregate notional amount of $320,700 with a blended fixed rate of 3.49% to eliminate the variability in future interest payments by having the Company pay fixed-rate amounts in exchange for receipt of floating-rate interest payments. The effective date of the forward starting swaps is March 31, 2011, of which there are no settlements required until after that date. The forward starting swaps are not designated as cash flow hedges and, are measured at fair value with changes in fair value recognized in the condensed consolidated statement of operations as a component of other income (expense). The forward starting swap agreements terminate in March 2013.

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

The fair values of the Company’s derivative instruments as of October 3, 2009, were as follows:

	Fair Values of Derivative Instruments Asset Derivatives
	Balance Sheet Location	October 3, 2009
		Fair Value
Derivatives not designated as hedging instruments
Interest rate swaps	Prepaid expenses and other current assets	2,352

Total Derivative Assets		$2,352

	Fair Values of Derivative Instruments Liability Derivatives
	Balance Sheet Location	October 3, 2009
		Fair Value
Derivatives not designated as hedging instruments
Interest rate swaps	Other accrued liabilities	$22,633
Diesel hedge contract	Other accrued liabilities	83

Total Derivative Liabilities		$22,716

The effect of derivative instruments on the condensed consolidated statement of operations for the thirty-nine weeks ended October 3, 2009, was as follows:

	Location of Realized Loss Recognized on Derivatives
Derivatives not designated as hedging instruments
Interest rate swaps	Other expense (income)	$5,376
Diesel hedge contract	Other expense (income)	(264)

Total		$5,112

	Amount of Loss Recognized in OCI on Derivative (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Cash Flow Hedges
Interest rate swaps	$4,538	Interest expense	$3,727
		Other expense	6,819

Total	$4,538		$10,546

10. FAIR VALUE MEASUREMENTS

The Company follows the guidance prescribed by the Fair Value Measurements and Disclosures Topic of the ASC. The Fair Value Measurements and Disclosures Topic defines fair value and provides a consistent framework for measuring fair value under GAAP, including financial statement disclosure requirements. As specified under this Topic, valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect market assumptions. The Fair Value Measurements and Disclosures Topic classifies these inputs into the following hierarchy:

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of October 3, 2009:

	Fair Value Measurements on a Recurring Basis as of October 3, 2009
	Level 1	Level 2	Level 3	Total
Assets
Interest rate swaps	$—	$2,352	$—	$2,352
Marketable securities	1,078	—	—	1,078

Total Assets	$1,078	$2,352	$—	$3,430

Liabilities
Interest rate swaps	$—	$22,633	$—	$22,633
Diesel hedge contract	—	83	—	83

Total Liabilities	$—	$22,716	$—	$22,716

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

The following table represents the fair values for the assets measured on a non-recurring basis as of October 3, 2009:

	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
Assets
Aroma Naturals intangible assets and goodwill (1)	$—	$—	$—	$—	$(1,182)

Total Assets	$—	$—	$—	$—	$(1,182)

(1)	In conjunction with the decision to discontinue the Aroma Naturals division, the Company performed an impairment analysis on the Aroma Naturals tradename, customer list and goodwill and determined that these assets were fully impaired. As a result, during the third quarter of 2009, the Company fully impaired and wrote-off the Aroma Naturals tradename, customer list and goodwill. These charges are included in loss from discontinued operations, net of income taxes in the accompanying condensed consolidated statements of operations.

Financial Instruments Not Measured at Fair Value

The Company’s long-term debt is recorded at its carrying value. The Company estimates the fair value of its long-term debt based on current quoted market prices. At October 3, 2009, the Company’s senior notes, senior subordinated notes and Term Facility had a carrying value and fair value of $1,081,399 and $1,008,015, respectively. At January 3, 2009, the carrying value of the Company’s senior notes, senior subordinated notes and Term Facility was $1,113,125 compared to a fair value of $558,461. It is impracticable for the Company to estimate the fair value of its Revolving Facility.

11. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss), net of tax, is as follows:

	Thirteen Weeks Ended October 3, 2009	Thirteen Weeks Ended September 27, 2008	Thirty-Nine Weeks Ended October 3, 2009	Thirty-Nine Weeks Ended September 27, 2008
Net (loss) income	$(735)	$6,740	$(24,745)	$(10,461)
Other comprehensive income (loss):
Currency translation adjustments	(268)	(1,794)	2,847	(1,732)
Change in unrealized gain (loss) on interest rate swaps	3,113	(1,132)	3,657	1,780

Other comprehensive income (loss)	2,845	(2,926)	6,504	48

Comprehensive income (loss)	$2,110	$3,814	$(18,241)	$(10,413)

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

The following are the relevant data for the thirteen weeks ended October 3, 2009 and September 27, 2008 and the thirty-nine weeks ended October 3, 2009 and September 27, 2008:

Thirteen Weeks Ended October 3, 2009	Retail	Wholesale	Unallocated/ Corporate/ Other	Balance per Condensed Consolidated Statements of Operations
Sales	$75,989	$92,759	$—	$168,748
Gross profit	52,569	44,959	(12)	97,516
Selling expenses	38,834	5,764	3,693	48,291
Operating income (loss)	13,735	39,195	(23,957)	28,973
Other expense, net	—	—	(26,668)	(26,668)
Income from continuing operations before provision for income taxes	—	—	—	2,305

Thirteen Weeks Ended September 27, 2008	Retail	Wholesale	Unallocated/ Corporate /Other	Balance per Condensed Consolidated Statements of Operations
Sales	$72,535	$103,663	$—	$176,198
Gross profit	49,958	47,654	160	97,772
Selling expenses	37,302	5,644	4,098	47,044
Operating income (loss)	12,656	42,010	(19,326)	35,340
Other expense, net	—	—	(23,139)	(23,139)
Income from continuing operations before provision for income taxes	—	—	—	12,201

Thirty-Nine Weeks Ended October 3, 2009	Retail	Wholesale	Unallocated/ Corporate/ Other	Balance per Condensed Consolidated Statements of Operations
Sales	$208,673	$198,146	$—	$406,819
Gross profit	138,883	93,388	17	232,288
Selling expenses	112,519	15,407	11,708	139,634
Operating income (loss)	26,364	77,981	(62,901)	41,444
Other expense, net	—	—	(71,675)	(71,675)
Loss from continuing operations before benefit from income taxes	—	—	—	(30,231)

Thirty-Nine Weeks Ended September 27, 2008	Retail	Wholesale	Unallocated/ Corporate/ Other	Balance per Condensed Consolidated Statements of Operations
Sales	$207,556	$226,461	$—	$434,017
Gross profit	137,214	105,184	421	242,819
Selling expenses	108,408	19,784	11,884	140,076
Operating income (loss)	28,806	85,400	(55,956)	58,250
Other expense, net	—	—	(67,620)	(67,620)
Loss from continuing operations before benefit from income taxes	—	—	—	(9,370)

Sales for the Company’s international operations, which are included in the wholesale segment for reporting purposes, were approximately $14,984 and $16,196 for the thirteen weeks ended October 3, 2009 and September 27, 2008, respectively. For the thirty-nine weeks ended October 3, 2009 and September 27, 2008, sales for the Company’s international operations were approximately $35,463, and $36,332, respectively. Long lived assets of the Company’s international operations were approximately $1,395 and $976 as of October 3, 2009 and September 27, 2008, respectively.

13. COMMITMENTS AND CONTINGENCIES

In August 2009, in connection with the Linens ‘N Things bankruptcy proceedings, Linens Holding Co. and its affiliates (“Linens”) filed a lawsuit against the Company in United States Bankruptcy Court in the District of Delaware alleging that pursuant to the United States Bankruptcy Code Linens is entitled to recover from the Company the following amounts on the basis that they constitute “preferential transfers” under the Code: (i) approximately $5,500 in payments allegedly received by the Company from Linens during the 90-day period preceding the filing of the Linens bankruptcy cases in May 2008, (ii) approximately $1,500 in credits allegedly issued by Yankee Candle and redeemed by Linens during that 90-day period, and (iii) approximately $650 in credits allegedly issued by Yankee Candle but not yet redeemed by Linens. The Company has retained bankruptcy counsel and plans to vigorously defend this claim. The Company filed an Answer, including various affirmative defenses, in October 2009. Discovery has not yet commenced. While the Company believes it has a number of strong potential defenses to all or a significant portion of these claims, the Company cannot at this time predict with any degree of likelihood what the potential outcome of this matter may be, particularly due to the fact that discovery has not yet commenced. As of October 3, 2009, the Company did not record any amount related to these claims in its condensed consolidated statement of operations. If this matter were to be decided in a manner adverse to the Company, it could materially adversely impact the Company’s results of operations.

14. FINANCIAL INFORMATION RELATED TO GUARANTOR SUBSIDIARIES

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

Condensed consolidating financial information is as follows:

YANKEE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

October 3, 2009

(in thousands)

	Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash	$—	$2,170	$1,781	$1,619	$—	$5,570
Accounts receivable, net	—	53,443	84	9,152	—	62,679
Inventory	—	75,203	86	9,724	—	85,013
Prepaid expenses and other current assets	—	33,423	236	945	—	34,604
Deferred tax assets	—	14,087	—	—	—	14,087

TOTAL CURRENT ASSETS	—	178,326	2,187	21,440	—	201,953
PROPERTY AND EQUIPMENT, NET	—	127,555	59	1,395	—	129,009
MARKETABLE SECURITIES	—	1,078	—	—	—	1,078
GOODWILL	—	643,570	—	—	—	643,570
INTANGIBLE ASSETS	—	297,125	—	434	—	297,559
DEFERRED FINANCING COSTS	—	21,002	—	—	—	21,002
OTHER ASSETS	—	834	—	11	—	845
INTERCOMPANY RECEIVABLES	—	19,777	617	—	(20,394)	—
INVESTMENT IN SUBSIDIARIES	(20,730)	792	—	—	19,938	—

TOTAL ASSETS	$(20,730)	$1,290,059	$2,863	$23,280	$(456)	$1,295,016

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$24,991	$38	$1,436	$—	$26,465
Accrued payroll	—	11,714	158	210	—	12,082
Accrued interest	—	6,599	—	—	—	6,599
Accrued purchases of property and equipment	—	1,168	—	—	—	1,168
Other accrued liabilities	—	42,016	1,312	1,707	—	45,035

TOTAL CURRENT LIABILITIES	—	86,488	1,508	3,353	—	91,349
DEFERRED COMPENSATION OBLIGATION	—	1,231	—	—	—	1,231
DEFERRED TAX LIABILITIES	—	83,093	96	—	—	83,189
LONG-TERM DEBT	—	1,126,853	—	—	—	1,126,853
DEFERRED RENT	—	10,855	—	—	—	10,855
OTHER LONG-TERM LIABILITIES	—	2,269	—	—	—	2,269
INTERCOMPANY PAYABLES	—	—	—	20,394	(20,394)	—
STOCKHOLDERS’ (DEFICIT) EQUITY	(20,730)	(20,730)	1,259	(467)	19,938	(20,730)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$(20,730)	$1,290,059	$2,863	$23,280	$(456)	$1,295,016

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

YANKEE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Thirteen Weeks Ended October 3, 2009

(in thousands)

	Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
Sales	$—	$161,558	$674	$13,299	$(6,783)	$168,748
Cost of sales	—	65,504	195	11,905	(6,372)	71,232

Gross profit	—	96,054	479	1,394	(411)	97,516
Selling expenses	—	45,100	485	2,767	(61)	48,291
General and administrative expenses	—	19,299	—	—	47	19,346
Restructuring charge	—	906	—	—	—	906

Operating income (loss)	—	30,749	(6)	(1,373)	(397)	28,973
Interest income	—	—	—	(1)	—	(1)
Interest expense	—	20,740	—	—	—	20,740
Other expense	—	5,627	—	302	—	5,929

Income (loss) from continuing operations before provision for (benefit from) income taxes	—	4,382	(6)	(1,674)	(397)	2,305
Provision for (benefit from) income taxes	—	1,697	(3)	(468)	(181)	1,045

Income (loss) from continuing operations	—	2,685	(3)	(1,206)	(216)	1,260
Loss from discontinued operations, net of income taxes	—	(1,995)	—	—	—	(1,995)

Income (loss) before equity in (earnings of) losses of subsidiaries, net of tax	—	690	(3)	(1,206)	(216)	(735)
Equity in (earnings of) losses of subsidiaries, net of tax	735	1,209	—	—	(1,944)	—

Net (loss) income	$(735)	$(519)	$(3)	$(1,206)	$1,728	$(735)

YANKEE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Thirteen Weeks Ended September 27, 2008

(in thousands)

	Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
Sales	$—	$164,969	$667	$14,886	$(4,324)	$176,198
Cost of sales	—	71,466	198	12,595	(5,833)	78,426

Gross profit	—	93,503	469	2,291	1,509	97,772
Selling expenses	—	43,814	541	2,748	(59)	47,044
General and administrative expenses	—	15,341	—	—	47	15,388

Operating income (loss)	—	34,348	(72)	(457)	1,521	35,340
Interest income	—	—	—	(5)	—	(5)
Interest expense	—	23,104	—	—	—	23,104
Other (income) expense	—	(24)	—	64	—	40

Income (loss) from continuing operations before provision for (benefit from) income taxes	—	11,268	(72)	(516)	1,521	12,201

Provision for (benefit from) income taxes	—	3,786	(25)	(147)	503	4,117

Income (loss) from continuing operations	—	7,482	(47)	(369)	1,018	8,084
Loss from discontinued operations, net of income taxes	—	(1,368)	24	—	—	(1,344)

Income (loss) before equity in (earnings of) losses of subsidiaries, net of tax	—	6,114	(23)	(369)	1,018	6,740
Equity in (earnings of) losses of subsidiaries, net of tax	(6,740)	392	—	—	6,348	—

Net income (loss)	$6,740	$5,722	$(23)	$(369)	$(5,330)	$6,740

YANKEE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Thirty-Nine Weeks Ended October 3, 2009

(in thousands)

	Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
Sales	$—	$394,816	$1,781	$32,299	$(22,077)	$406,819
Cost of sales	—	164,492	529	29,125	(19,615)	174,531

Gross profit	—	230,324	1,252	3,174	(2,462)	232,288
Selling expenses	—	131,061	1,464	7,289	(180)	139,634
General and administrative expenses	—	49,180	—	—	149	49,329
Restructuring charge	—	1,881	—	—	—	1,881

Operating income (loss)	—	48,202	(212)	(4,115)	(2,431)	41,444
Interest income	—	(3)	—	(9)	—	(12)
Interest expense	—	64,279	—	—	—	64,279
Other income	—	5,048	—	2,360	—	7,408

Loss from continuing operations before benefit from income taxes	—	(21,122)	(212)	(6,466)	(2,431)	(30,231)
Benefit from income taxes	—	(10,135)	(102)	(1,810)	(1,053)	(13,100)

Loss from continuing operations	—	(10,987)	(110)	(4,656)	(1,378)	(17,131)
Loss from discontinued operations, net of income taxes	—	(7,614)	—	—	—	(7,614)

Loss before equity in (earnings of) losses of subsidiaries, net of tax	—	(18,601)	(110)	(4,656)	(1,378)	(24,745)
Equity in (earnings of) losses of subsidiaries, net of tax	24,745	4,766	—	—	(29,511)	—

Net (loss) income	$(24,745)	$(23,367)	$(110)	$(4,656)	$28,133	$(24,745)

YANKEE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Thirty-Nine Weeks Ended September 27, 2008

(in thousands)

	Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
Sales	$—	$415,789	$1,880	$33,268	$(16,920)	$434,017
Cost of sales	—	178,593	548	27,112	(15,055)	191,198

Gross profit	—	237,196	1,332	6,156	(1,865)	242,819
Selling expenses	—	131,719	1,596	6,941	(180)	140,076
General and administrative expenses	—	44,359	—	—	134	44,493

Operating income (loss)	—	61,118	(264)	(785)	(1,819)	58,250
Interest income	—	—	—	(22)	—	(22)
Interest expense	—	69,880	—	—	—	69,880
Gain on extinguishment of debt	—	(2,131)	—	—	—	(2,131)
Other income	—	(83)	—	(24)	—	(107)

Loss from continuing operations before benefit from income taxes	—	(6,548)	(264)	(739)	(1,819)	(9,370)
Benefit from income taxes	—	(3,233)	(124)	(211)	(756)	(4,324)

Loss from continuing operations	—	(3,315)	(140)	(528)	(1,063)	(5,046)
Loss from discontinued operations, net of income taxes	—	(5,267)	(148)	—	—	(5,415)

Loss before equity in (earnings of) losses of subsidiaries, net of tax	—	(8,582)	(288)	(528)	(1,063)	(10,461)
Equity in (earnings of) losses of subsidiaries, net of tax	10,461	816	—	—	(11,277)	—

Net (loss) income	$(10,461)	$(9,398)	$(288)	$(528)	$10,214	$(10,461)

YANKEE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Thirty-Nine Weeks Ended October 3, 2009

(in thousands)

	Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
CASH FLOWS (USED IN ) PROVIDED BY OPERATING ACTIVITIES:
Net (loss) income	$(24,745)	$(23,367)	$(110)	$(4,656)	$28,133	$(24,745)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	33,968	15	287	—	34,270
Loss on derivative contracts	—	5,112	—	—	—	5,112
Unrealized gain on marketable securities	—	(174)	—	—	—	(174)
Stock based compensation expense	—	617	—	—	—	617
Deferred taxes	—	2,338	383	—	—	2,721
Non-cash adjustments related to restructuring	—	366	—	—	—	366
Loss on disposal and impairment of property and equipment	—	425	—	3	—	428
Investments in marketable securities	—	(430)	—	—	—	(430)
Equity in earnings of subsidiaries	24,745	4,766	—	(1,378)	(28,133)	—
Changes in assets and liabilities
Accounts receivable, net	—	(21,518)	131	(1,423)	—	(22,810)
Inventory	—	(18,752)	3	(2,254)	—	(21,003)
Prepaid expenses and other assets	—	338	(34)	(387)	—	(83)
Accounts payable	—	3,274	18	251	—	3,543
Income Taxes	—	(27,314)	—	—	—	(27,314)
Accrued expenses and other liabilities	—	(5,770)	(853)	2,531	—	(4,092)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	—	(46,121)	(447)	(7,026)	—	(53,594)

CASH FLOWS USED IN INVESTING ACTIVITIES:	—
Purchase of property and equipment	—	(14,277)	(2)	(664)	—	(14,943)
Intercompany payables/receivables	—	(8,912)	—	—	8,912	—

NET CASH USED IN INVESTING ACTIVITIES	—	(23,189)	(2)	(664)	8,912	(14,943)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	—	80	—	—	—	80
Repayment under Credit Facility	—	(56,272)	—	—	—	(56,272)
Repurchase of common stock	—	(365)	—	—	—	(365)
Intercompany payables/receivables	—	—	83	8,829	(8,912)	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	—	(56,557)	83	8,829	(8,912)	(56,557)

EFFECT EXCHANGE RATE CHANGES ON CASH	—	—	—	87	—	87
NET (DECREASE) INCREASE IN CASH	—	(125,867)	(366)	1,226	—	(125,007)

CASH, BEGINNING OF PERIOD	—	128,037	2,147	393	—	130,577

CASH, END OF PERIOD	$—	$2,170	$1,781	$1,619	$—	$5,570

YANKEE HOLDING CORP. AND SUBSIDIARIES (SUCCESSOR)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Thirty-Nine Weeks Ended September 27, 2008

(in thousands)

	Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
CASH FLOWS (USED IN ) PROVIDED BY OPERATING ACTIVITIES:
Net (loss) income	$(10,461)	$(9,398)	$(288)	$(528)	$10,214	$(10,461)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:

Gain on extinguishment of debt		(2,131)				(2,131)
Depreciation and amortization	—	33,997	427	204	—	34,628
Unrealized loss on marketable securities	—	105	—	—	—	105
Stock based compensation expense	—	677	—	—	—	677
Deferred taxes	—	12,543	449	—	—	12,992
Loss on disposal and impairment of property and equipment	—	878	—	—	—	878
Investments in marketable securities	—	(462)	—	—	—	(462)
Equity in earnings of subsidiaries	10,461	816	—	(1,063)	(10,214)	—
Changes in assets and liabilities:
Accounts receivable, net	—	(18,142)	317	(4,115)	—	(21,940)
Inventory	—	(26,814)	(329)	(2,300)	—	(29,443)
Prepaid expenses and other assets	—	(1,716)	(229)	(307)	—	(2,252)
Accounts payable	—	24,266	79	492	—	24,837
Income taxes payable	—	(35,390)	—	—	—	(35,390)
Accrued expenses and other liabilities	—	(11,832)	(1,035)	1,246	—	(11,621)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	—	(32,603)	(609)	(6,371)	—	(39,583)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	—	(14,076)	(18)	(112)	—	(14,206)
Payment of contingent consideration on Aroma Naturals	—	—	(225)	—	—	(225)
Intercompany Payables / Receivables	—	(5,417)		—	5,417	—

NET CASH USED IN INVESTING ACTIVITIES	—	(19,493)	(243)	(112)	5,417	(14,431)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:

Borrowings under Credit Facility	—	74,495	—	—	—	74,495
Repurchase of common stock	—	(126)	—	—	—	(126)
Net proceeds from issuance of common stock	—	22	—	—	—	22
Intercompany Payables / Receivables	—	—	225	5,192	(5,417)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	—	74,391	225	5,192	(5,417)	74,391

EFFECT EXCHANGE RATE CHANGES ON CASH	—	—	—	(99)	—	(99)

NET INCREASE (DECREASE) IN CASH	—	22,295	(627)	(1,390)	—	20,278
CASH, BEGINNING OF PERIOD	—	1,316	2,341	1,970	—	5,627

CASH, END OF PERIOD	$—	$23,611	$1,714	$580	$—	$25,905

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For goodwill, the annual impairment evaluation compares the fair value of a reporting unit to its carrying value and consists of two steps. First, we determine the fair value of each of our reporting units and compare them to the corresponding carrying values. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of the goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with the requirements of the Business Combinations Topic of the ASC. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

We perform our impairment testing at the reporting unit level. We reviewed the applicable accounting provisions under the Intangibles—Goodwill and Other Topic of the ASC with respect to the criteria necessary to evaluate the number of reporting units that exist. We also considered the way the Company manages its operations and the nature of those operations. Based on our original review, we identified four reporting units: retail, wholesale, Aroma Naturals and Illuminations.

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

We initiated a restructuring plan during the fourth quarter of 2008 which led us to the determination that our Illuminations reporting unit was fully impaired. Based on the restructuring plans we determined that the Illuminations tradename had no fair value and during the fourth quarter ended January 3, 2009, we recorded an impairment charge of $4.5 million related to the write-off of the Illuminations tradename. During the second quarter of 2009, the Illuminations division was discontinued and all stores were closed.

In the fourth quarter of 2008, we incurred an impairment charge of $462.6 million. During the third quarter of 2009, in conjunction with the decision to discontinue the Aroma Naturals division the Company performed an impairment analysis on the Aroma Naturals tradename, customer list and goodwill and determined that these assets were fully impaired. As a result, during the third quarter of 2009, the Company fully impaired and wrote-off of the Aroma Naturals tradename, customer list and goodwill for a total impairment charge of $1.2 million. As of October 3, 2009, our two remaining reporting units were retail and wholesale. We could have additional charges in the future which would affect our earnings.

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

OVERVIEW

Recent Economic Environment

The macroeconomic environment continues to have a significant impact on consumer spending. Unemployment levels are high, consumer confidence levels remain depressed and credit markets remain challenging. These conditions point to consumption challenges for virtually all consumer facing companies including Yankee Candle. Our operations for the thirteen and thirty-nine weeks ended October 3, 2009 were significantly affected by these unprecedented macroeconomic conditions, as declining mall traffic and reduced consumer spending negatively impacted both our retail and wholesale businesses. During the remainder of 2009, we continue to expect that consumer spending will remain challenged.

General Business Information

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

We sell our products in multiple channels of distribution across dozens of countries. Our customer touchpoints include our own company-operated retail stores and our direct-to-consumer catalogs and e-commerce/web business, as well as a global network of both national account and independent specialty gift customers and channels. We have an extensive and growing national and international wholesale segment with a diverse customer base that as of October 3, 2009 consisted of approximately 19,100 locations in North America, typically in non-shopping mall locations. We also have a growing retail store base primarily located in shopping malls and lifestyle centers. As of October 3, 2009 we operated 495 Yankee Candle retail stores. We operate two flagship stores, a 90,000-square-foot store in South Deerfield, Massachusetts, which is a major tourist destination in Massachusetts, and a second 42,000-square-foot flagship store in Williamsburg, Virginia. We also sell our products directly to consumers through our direct mail catalogs and our Internet web site at www.yankeecandle.com. Outside of North America, we sell our products primarily through our subsidiary, Yankee Candle Company (Europe), LTD, which has an international wholesale customer network of approximately 3,500 store locations and distributors covering a combined 41countries.

Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. Our revenue and earnings are typically greater during our fiscal fourth quarter, which includes the majority of the holiday selling season.

Discontinued Operations

On October 21, 2009, the Company sold certain assets associated with its Aroma Naturals division. As of October 3, 2009, these assets were reported as held for sale. During the fourth quarter of 2008, the Company committed to an exit plan involving the closing of its Illuminations retail store division and the related Illuminations consumer direct business. As of July 4, 2009, the Company had closed all of the Illuminations stores and discontinued the related Illuminations consumer direct business. Accordingly, the results of operations of the Aroma Naturals and Illuminations divisions, including impairment charges related to the write-off of its intangible assets and goodwill, lease and severance obligations are classified as discontinued operations for all periods presented.

The Company decided to implement these exit plans based in part on the fact that the Illuminations and Aroma Naturals divisions were generating financial results below management’s expectations and as part of management’s ongoing efforts to reduce the Company’s cost structure, focus its resources primarily on its core Yankee Candle business, optimize the Company’s return on invested capital and increase its overall operating efficiency.

RESULTS OF OPERATIONS

The following table sets forth the various components of our condensed consolidated statements of operations, expressed as a percentage of sales, for the periods indicated that are used in connection with the discussion herein.

	Thirteen Weeks Ended October 3, 2009	Thirteen Weeks Ended September 27, 2008	Thirty-Nine Weeks Ended October 3, 2009	Thirty-Nine Weeks Ended September 27, 2008
Statements of Operations Data:
Sales:
Wholesale	55.0%	58.8%	48.7%	52.2%
Retail	45.0%	41.2%	51.3%	47.8%

Total net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	42.2%	44.5%	42.9%	44.1%

Gross profit	57.8%	55.5%	57.1%	55.9%
Selling expenses	28.6%	26.7%	34.3%	32.3%
General and administrative expenses	11.5%	8.7%	12.1%	10.2%
Restructuring charge	0.5%	—%	0.5%	—%

Operating income	17.2%	20.0%	10.2%	13.4%

Net other expense	15.8%	13.1%	17.6%	15.6%

Income (loss) from continuing operations before provision for (benefit) from income taxes	1.4%	6.9%	(7.4)%	(2.2)%
Provision for (benefit from) income taxes	0.6%	2.3%	(3.2)%	(1.0)%

Income (loss) from continuing operations	0.8%	4.6%	(4.2)%	(1.2)%
Loss from discontinued operations, net of taxes	(1.2)%	(0.8)%	(1.9)%	(1.2)%

Net (loss) income	(0.4)%	3.8%	(6.1)%	(2.4)%

The results of operations discussion that follows for the thirteen and the thirty-nine weeks ended October 3, 2009 versus the thirteen and thirty-nine weeks ended September 27, 2008, is for continuing operations only. The results of operations of the Aroma Naturals and the Illuminations divisions have been treated as discontinued operations for all periods presented and are not included in the discussion below.

Thirteen weeks ended October 3, 2009 versus the Thirteen weeks ended September 27, 2008

SALES

Sales decreased 4.2 % to $168.7 million for the thirteen weeks ended October 3, 2009 from $176.2 million for the thirteen weeks ended September 27, 2008.

Retail Sales

Retail sales increased 4.8% to $76.0 million for the thirteen weeks ended October 3, 2009 from $72.5 million for the thirteen weeks ended September 27, 2008. The increase in retail sales was primarily due to (i) increased sales attributable to the addition of 33 new Yankee Candle retail stores opened during 2009, which increased sales by approximately $4.4 million for the quarter, (ii) sales attributable to stores opened in 2008 that have not yet entered the comparable store base (which in 2008 were open for less than a full year) of approximately $2.4 million and (iii) increased sales in our Yankee Candle Fundraising division of $0.5 million. These increases were partially offset by the impact of the current economic environment which remains weakened due to high unemployment levels and depressed consumer confidence. This weakened economic environment contributed to decreased comparable store sales of approximately $3.8 million.

Comparable store and catalog and Internet sales for our Yankee Candle stores decreased 5.6% for the thirteen weeks ended October 3, 2009 compared to the thirteen weeks ended September 27, 2008. Yankee Candle comparable store sales for the thirteen weeks ended October 3, 2009 decreased 5.7% compared to the thirteen weeks ended September 27, 2008. Comparable store sales represent a comparison of sales during the corresponding fiscal periods on stores in our comparable stores sales base. A store first enters our comparable store sales base in the fourteenth fiscal month of operation. The decrease in comparable store sales was driven by a decrease in mall traffic due to the weakened economic environment and low consumer confidence. There were 448 stores included in the Yankee Candle comparable store base as of October 3, 2009 as compared to 417 stores included in the Yankee Candle comparable store base as of September 27, 2008, and 426 stores included in the Yankee Candle comparable store base as of January 3, 2009. There were 495 total retail stores open as of October 3, 2009, compared to 457 total retail stores open as of September 27, 2008, and 463 total retail stores open as of January 3, 2009. Permanently closed stores are excluded from the comparable store calculation beginning in the month in which the store closes.

Wholesale Sales

Wholesale sales, including European operations, decreased 10.5% to $92.8 million for the thirteen weeks ended October 3, 2009 from $103.7 million for the thirteen weeks ended September 27, 2008.

The decrease in wholesale sales was primarily due to decreased sales to domestic wholesale locations in operation prior to September 27, 2008 of approximately $16.1 million and decreased sales in our European operations of approximately $1.6 million, which were driven by changes in foreign currency. These decreased sales were partially offset by increased sales to domestic wholesale locations opened during the last 12 months of approximately $6.1 million and increased sales from new product ventures of $0.7 million. The decrease in wholesale sales was primarily driven by the loss of Linens ‘N Things due to its 2008 bankruptcy, the weakened economic environment which has resulted in continued tight inventory management by our wholesale customers and the absence this year of sales from the prior year quarter related to the third quarter 2008 test with Pier 1.

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

Gross profit decreased 0.3% to $97.5 million for the thirteen weeks ended October 3, 2009 from $97.8 million for the thirteen weeks ended September 27, 2008. As a percentage of sales, gross profit increased to 57.8% for the thirteen weeks ended October 3, 2009 from 55.5% for the thirteen weeks ended September 27, 2008.

Retail Gross Profit

Retail gross profit dollars increased 5.2% to $52.6 million for the thirteen weeks ended October 3, 2009 from $50.0 million for the thirteen weeks ended September 27, 2008. The increase in gross profit dollars was primarily due to sales increases in our retail operations, which increased gross profit by approximately $4.9 million and decreased costs in our supply chain operations of approximately $1.7 million. The increases in gross profit dollars were offset in part by increased promotional and marketing activity of $4.1 million, driven by the highly promotional retail environment.

As a percentage of sales, retail gross profit increased slightly to 69.2% for the thirteen weeks ended October 3, 2009 from 69.0% for the thirteen weeks ended September 27, 2008. The increase in retail gross profit rate was impacted by increased productivity in supply chain operations of 2.2% partially offset by decreased profitability in our Yankee Candle Fundraising division of approximately 0.4% and increased marketing and promotional activity of 1.6%.

Wholesale Gross Profit

Wholesale gross profit dollars decreased 5.9% to $44.9 million for the thirteen weeks ended October 3, 2009 from $47.7 million for the thirteen weeks ended September 27, 2008. The decrease in wholesale gross profit dollars was attributable to sales decreases within our wholesale operations, which decreased gross profit by approximately $4.8 million and increased marketing and promotional activity of $1.4 million. These decreases to gross profit dollars were partially offset by decreased costs in our supply chain operations of approximately $3.5 million.

As a percentage of sales, wholesale gross profit increased to 48.5% for the thirteen weeks ended October 3, 2009 from 46.1% for the thirteen weeks ended September 27, 2008. The increase in wholesale gross profit rate was the result of the favorable impact of increased productivity in supply chain operations of 3.6%. The increased supply chain productivity was partially offset by decreased profitability in our new product ventures of 0.5% and increased promotional and marketing activity which caused a decrease in gross profit of 0.7%. The increased promotional activity is being driven by the highly promotional environment.

SELLING EXPENSES

Selling expenses increased 2.8% to $48.3 million for the thirteen weeks ended October 3, 2009 from $47.0 million for the thirteen weeks ended September 27, 2008. These expenses are related to both wholesale and retail operations and consist of payroll, occupancy, advertising and other operating costs, as well as pre-opening costs, which are expensed as incurred. As a percentage of sales, selling expenses were 28.6% and 26.7% for the thirteen weeks ended October 3, 2009 and September 27, 2008, respectively.

Retail Selling Expenses

Retail selling expenses increased 3.1% to $39.5 million for the thirteen weeks ended October 3, 2009 from $38.3 million for the thirteen weeks ended September 27, 2008. These expenses relate to payroll, occupancy, advertising and other store operating costs, as well as pre–opening costs, which are expensed as incurred. As a percentage of retail sales, retail selling expenses were 51.9% and 52.8% for the thirteen weeks ended October 3, 2009 and September 27, 2008, respectively. The increase in retail selling expenses in dollars was primarily related to selling expenses incurred in the new Yankee Candle retail stores opened in 2009 and 2008, which together contributed approximately $2.7 million, offset in part by a decrease in marketing related expense driven primarily by a reduction in catalog circulation and promotional mailings.

The decrease in selling expenses as a percentage of sales was due to increased cost containment at the stores and a decrease in marketing related expenses partially offset by the de-leveraging of selling expenses as a result of decreased comparable store sales.

Wholesale Selling Expenses

Wholesale selling expenses were relatively flat with $8.8 million for the thirteen weeks ended October 3, 2009 and $8.7 million for the thirteen weeks ended September 27, 2008. These expenses relate to payroll, advertising and other operating costs. As a percentage of wholesale sales, wholesale selling expenses were 9.5% and 8.4% for the thirteen weeks ended October 3, 2009 and September 27, 2008, respectively. The increase in selling expenses as a percentage of sales was the result of the de-leveraging of selling expenses over a smaller sales base in the current year.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses, which consist primarily of personnel–related costs, including senior management, accounting, information systems, management incentive programs and costs that are not readily allocable to either the retail or wholesale operations, increased 25.3% to $19.3 million for the thirteen weeks ended October 3, 2009 from $15.4 million for the thirteen weeks ended September 27, 2008. As a percentage of sales, general and administrative expenses were 11.5% and 8.7% for the thirteen weeks ended October 3, 2009 and September 27, 2008, respectively. The increase in general and administrative expense in dollars and as a percentage of sales was driven by an increase in the management incentive plan expense assuming a full payout in 2009 versus a partial payout in 2008 and increased medical insurance costs.

RESTRUCTURING CHARGE

On July 14, 2009, the Board of Directors approved a decision to discontinue the Company’s Aroma Naturals division and explore different strategic alternatives, including a potential sale. On October 21, 2009, the Company sold certain assets associated with the Aroma Naturals division and as of October 3, 2009, these assets were reported as held for sale. Accordingly, the results of operations of the Aroma Naturals division, including restructuring charges related to the write-off of its intangible assets and goodwill, lease and severance obligations are classified as discontinued operations for all periods presented.

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

In connection with this restructuring plan, charges of $2.6 million were recorded during the thirteen weeks ended October 3, 2009, respectively. Included in the third quarter 2009 restructuring charge was $0.2 million of occupancy related costs, primarily consisting of lease termination costs, $0.4 million primarily related to employee severance costs, $1.2 million related to the impairment of the Aroma Naturals customer list, tradename and goodwill and $0.8 million of other costs associated with the restructuring of the business.

The following is a summary of restructuring charges incurred during the thirteen weeks ended October 3, 2009 (in thousands):

	Accrued as of July 4, 2009	Thirteen Weeks Ended October 3, 2009			Accrued as of October 3, 2009
		Expense	Costs Paid	Non-Cash Adjustments
Occupancy related	$4,715	$237	$(2,066)	$(61)	$2,825
Employee related	185	377	(195)	—	367
Impairment of intangible assets and goodwill	—	1,182	—	(1,182)	—
Other	65	835	(394)	—	506

Total	$4,965	$2,631	$(2,655)	$(1,243)	$3,698

OTHER EXPENSE, NET

Other expense, net was $26.7 million for the thirteen weeks ended October 3, 2009 compared to $23.1 million for the thirteen weeks ended September 27, 2008. The primary component of this expense was interest expense, which was $20.7 million and $23.1 million for the thirteen weeks ended October 3, 2009 and September 27, 2008, respectively. The decrease in interest expense was primarily due to a decrease in our average daily debt outstanding during the period coupled with a decrease in our borrowing rates.

During second quarter of 2009, our existing interest rate swaps were de-designated as cash flow hedges, thus precluding us from applying hedge accounting. Starting with the second quarter of 2009, changes in the fair value of our derivative contracts are recognized in the condensed consolidated statement of operations. During the thirteen weeks ended October 3, 2009, we recognized $5.7 million in other expense related to our derivative contracts.

PROVISION FOR INCOME TAXES

The provision for income taxes for the thirteen weeks ended October 3, 2009 was $1.0 million compared to $4.1 million for the thirteen weeks ended September 27, 2008. The effective tax rates for the thirteen weeks ended October 3, 2009 and September 27, 2008 were 45.3% and 33.7% respectively. The increase in the effective tax rate for the thirteen weeks ended October 3, 2009 compared to the thirteen weeks ended September 27, 2008 is primarily attributable to a change in our projected pre-tax income coupled with lower pre-tax income in the current year versus prior year, partially offset by favorable adjustment to reserves on uncertain tax positions in the current year.

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX

On October 21, 2009, the Company sold certain assets associated with its Aroma Naturals division. In addition, as of July 4, 2009, the Company had closed all of the

Illuminations stores and discontinued the related Illuminations consumer direct business. We have classified the results of operations of the Illuminations and Aroma Naturals divisions as discontinued operations for all periods presented. The operating results of the Illuminations and Aroma Naturals divisions, which have been presented as discontinued operations, are as follows:

	Thirteen Weeks Ended
	October 3, 2009	September 27, 2008
Sales	$138	$4,863

Loss from discontinued operations	$(3,277)	$(2,129)
Income tax benefit	(1,282)	(785)

Loss from discontinued operations, net of income tax benefit	$(1,995)	$(1,344)

For the thirteen weeks ended October 3, 2009, the loss from discontinued operations includes restructuring charges of $1.7 million. There were no restructuring charges included in discontinued operations for the thirteen weeks ended September 27, 2008.

Thirty-nine weeks ended October 3, 2009 versus the Thirty-nine weeks ended September 27, 2008

SALES

Sales decreased 6.3% to $406.8 million for the thirty-nine weeks ended October 3, 2009 from $434.0 million for the thirty-nine weeks ended September 27, 2008.

Retail Sales

Retail sales increased 0.5% to $208.7 million for the thirty-nine weeks ended October 3, 2009 from $207.6 million for the thirty-nine weeks ended September 27, 2008. The increase in retail sales was driven by (i) the addition of 33 new Yankee Candle retail stores opened during 2009, which increased sales by approximately $6.6 million, (ii) increased sales attributable to stores opened in 2008 that have not entered the comparable store base (which in 2008 were open for less than a full year) of approximately $6.0 million and (iii) increased sales in our Yankee Candle Fundraising division of approximately $2.0 million. These increases were partially offset by the impact of the current economic environment which remains weakened due to high unemployment levels and depressed consumer confidence. This weakened economic environment contributed to decreased comparable store sales of approximately $11.4 million and decreased sales in our catalog and Internet division of approximately $2.1 million.

Comparable store and catalog and Internet sales for our Yankee Candle stores decreased 6.7% for the thirty-nine weeks ended October 3, 2009 compared to the thirty-nine weeks ended September 27, 2008. Yankee Candle comparable store sales for the thirty-nine weeks ended October 3, 2009 decreased 6.5% compared to the thirty-nine weeks ended September 27, 2008. Comparable store sales represent a comparison of sales during the corresponding fiscal periods on stores in our comparable stores sales base. A store first enters our comparable store sales base in the fourteenth fiscal month of operation. The decrease in comparable store sales was driven by a decrease in mall traffic due to the weakened economic environment. There were 448 stores included in the Yankee Candle comparable store base as of October 3, 2009 as compared to 417 stores included in the Yankee Candle comparable store base as of September 27, 2008, and 426 stores included in the Yankee Candle comparable store base as of January 3, 2009. There were 495 total retail stores open as of October 3, 2009, compared to 457 total retail stores open as of September 27, 2008, and 463 total retail stores open as of January 3, 2009. Permanently closed stores are excluded from the comparable store calculation beginning in the month in which the store closes.

Wholesale Sales

Wholesale sales, including European operations, decreased 12.5% to $198.1 million for the thirty-nine weeks ended October 3, 2009 from $226.5 million for the thirty-nine weeks ended September 27, 2008.

The decrease in wholesale sales was primarily due to decreased sales to domestic wholesale locations in operation prior to September 27, 2008 of approximately $40.0 million and decreased sales from our European operations of approximately $1.0 million. These sales decreases were partially offset by increased sales to domestic wholesale locations opened during the last 12 months of approximately $10.2 million and increased sales from new product ventures of $2.4 million. The decrease in wholesale sales was primarily due to the weakened economic environment which has resulted in continued tight inventory management by our wholesale customers and by the loss of Linens ‘N Things due to its 2008 bankruptcy.

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

Gross profit decreased 4.3% to $232.3 million for the thirty-nine weeks ended October 3, 2009 from $242.8 million for the thirty-nine weeks ended September 27, 2008. As a percentage of sales, gross profit increased to 57.1% for the thirty-nine weeks ended October 3, 2009 from 55.9% for the thirty-nine weeks ended September 27, 2008.

Retail Gross Profit

Retail gross profit dollars increased 1.1% to $138.9 million for the thirty-nine weeks ended October 3, 2009 from $137.4 million for the thirty-nine weeks ended September 27, 2008. The increase in gross profit dollars was primarily due to (i) the impact of price increases initiated on selected products during the first and third quarters of fiscal 2008 which, assuming no elasticity, contributed approximately $5.6 million, (ii) sales increases in our retail operations, which increased gross profit by approximately $4.1 million, (iii) decreased costs in our supply chain operations of approximately $3.4 million and (iv) increased profitability in our Yankee Candle Fundraising division of approximately $1.0 million. The increases in gross profit dollars were offset in part by increased marketing and promotional activity of $12.7 million, driven by the highly promotional retail environment.

As a percentage of sales, retail gross profit increased to 66.6% for the thirty-nine weeks ended October 3, 2009 from 66.2% for the thirty-nine weeks ended September 27, 2008. The increase in retail gross profit as a percentage of sales was impacted by increased productivity in our supply chain operations of approximately 1.5% and price increases initiated on selected products during the first and third quarters of fiscal 2008 which, assuming no elasticity, contributed an increase of approximately 0.9%. These increases were partially offset by increased marketing and promotional activity of 1.9%.

Wholesale Gross Profit

Wholesale gross profit dollars decreased 11.4% to $93.4 million for the thirty-nine weeks ended October 3, 2009 from $105.4 million for the thirty-nine weeks ended

September 27, 2008. The decrease in wholesale gross profit dollars was attributable to sales decreases within our wholesale operations, which decreased gross profit by approximately $14.2 million, increased marketing and promotional activity of $3.6 million and an unfavorable impact of approximately $1.1 million primarily related to a shift in our product mix to offprice channels. These decreases to gross profit dollars were partially offset by decreased costs in our supply chain operations of approximately $3.5 million, the impact of price increases initiated on selected products during the first and third quarters of fiscal 2008 which, assuming no elasticity, contributed approximately $3.4 million and increased profitability in our new product ventures of $0.1 million.

As a percentage of sales, wholesale gross profit increased to 47.1% for the thirty-nine weeks ended October 3, 2009 from 46.5% for the thirty-nine weeks ended September 27, 2008. The increase in wholesale gross profit as a percentage of sales was the result of increased productivity in our supply chain operations of 1.8% and the impact of price increases initiated on selected products during the first and third quarters of fiscal 2008 which, assuming no elasticity, contributed approximately 0.9%. The increases in gross profit as a percentage of sales were partially offset by increased marketing and promotional activity of 1.0%, decreased profitability of 0.6% primarily due to a shift in our product mix to offprice channels and decreased profitability in our new product ventures of 0.5%.

SELLING EXPENSES

Selling expenses decreased 0.4% to $139.6 million for the thirty-nine weeks ended October 3, 2009 from $140.1 million for the thirty-nine weeks ended September 27, 2008. These expenses are related to both wholesale and retail operations and consist of payroll, occupancy, advertising and other operating costs, as well as pre-opening costs, which are expensed as incurred. As a percentage of sales, selling expenses were 34.3% and 32.3% for the thirty-nine weeks ended October 3, 2009 and September 27, 2008, respectively.

Retail Selling Expenses

Retail selling expenses increased 3.5% to $115.0 million for the thirty-nine weeks ended October 3, 2009 from $111.1 million for the thirty-nine weeks ended September 27, 2008. These expenses relate to payroll, occupancy, advertising and other store operating costs, as well as pre–opening costs, which are expensed as incurred. As a percentage of retail sales, retail selling expenses were 55.1% and 53.5% for the thirty-nine weeks ended October 3, 2009 and September 27, 2008, respectively. The increase in retail selling expenses in dollars was primarily related to selling expenses incurred in the new Yankee Candle retail stores opened in 2009 and 2008, which together contributed approximately $7.6 million, offset in part by a decrease in marketing related expense driven primarily by a reduction in catalog circulation and promotional mailings.

The increase in selling expenses as a percentage of sales was primarily due to the de-leveraging of selling expenses as a result of decreased comparable store sales.

Wholesale Selling Expenses

Wholesale selling expenses decreased 15.2% to $24.6 million for the thirty-nine weeks ended October 3, 2009 from $29.0 million for the thirty-nine weeks ended September 27, 2008. These expenses relate to payroll, advertising and other operating costs. As a percentage of wholesale sales, wholesale selling expenses were 12.4% and 12.8% for the thirty-nine weeks ended October 3, 2009 and September 27, 2008, respectively. The decrease in selling expenses in dollars and rate was the result of the 2008 impairment of our outstanding pre-petition receivable balance with Linens ‘N Things of approximately $4.5 million or 2.0% of sales. Excluding the impact of the 2008 impairment of the Linens ‘N Things outstanding receivable, selling expense dollars were relatively flat and selling expense as a percentage of sales increased 1.6%. The increase in selling expenses as a percentage of sales was primarily due to the de-leveraging of selling expenses as a result of a smaller sales base in the current year.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses, which consist primarily of personnel–related costs, including senior management, accounting, information systems, management incentive programs and costs that are not readily allocable to either the retail or wholesale operations increased 10.8% to $49.3 million for the thirty-nine weeks ended October 3, 2009 from $44.5 million for the thirty-nine weeks ended September 27, 2008. As a percentage of sales, general and administrative expenses were 12.1% and 10.3% for the thirty-nine weeks ended October 3, 2009 and September 27, 2008, respectively. The increase in general and administrative expense in dollars and as a percentage of sales was driven by an increase in the management incentive plan expense assuming a full payout in 2009 versus a partial payout in 2008 and increased medical insurance costs.

RESTRUCTURING CHARGE

On July 14, 2009, the Board of Directors approved a decision to discontinue the Company’s Aroma Naturals division and explore different strategic alternatives, including a potential sale. On October 21, 2009, the Company sold certain assets associated with its Aroma Naturals division and as of October 3, 2009, these assets were reported as held for sale. Accordingly, the results of operations of the Aroma Naturals division, including restructuring charges related to the write-off of its intangible assets and goodwill, lease and severance obligations are classified as discontinued operations for all periods presented.

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

In connection with this restructuring plan, charges of $10.3 million were recorded during the thirty-nine weeks ended October 3, 2009. Included in the thirty-nine weeks ended October 3, 2009 restructuring charge was $6.6 million of occupancy related costs, primarily consisting of lease termination costs, $1.4 million primarily related to employee severance costs, $1.2 million related to the impairment of the Aroma Naturals customer list, tradename and goodwill and $1.2 million of other costs associated with the restructuring of the business. Occupancy related non-cash adjustments represent the reversal and amortization of deferred rent as a result of the lease terminations.

The following is a summary of restructuring charges incurred during the thirty-nine weeks ended October 3, 2009 (in thousands):

	Accrued as of January 3, 2009	Thirty-Nine Weeks Ended October 3, 2009			Accrued as of October 3, 2009
		Expense	Costs Paid	Non-Cash Adjustments
Occupancy related	$1,041	$6,583	$(5,649)	$850	$2,825
Employee related	—	1,351	(984)	—	367
Impairment of intangible assets and goodwill	—	1,182	—	(1,182)	—
Other	25	1,203	(688)	(34)	506

Total	$1,066	$10,319	$(7,321)	$(366)	$3,698

OTHER EXPENSE, NET

Other expense, net was $71.7 million for the thirty-nine weeks ended October 3, 2009 compared to $67.6 million for the thirty-nine weeks ended September 27, 2008. The primary component of this expense was interest expense, which was $64.3 million and $69.9 million for the thirty-nine weeks ended October 3, 2009 and September 27, 2008, respectively. The decrease in interest expense was primarily due to a decrease in our borrowing rates coupled with a decrease in our average daily debt outstanding during the period.

During the thirteen weeks ended July 4, 2009, our existing interest rate swaps were de-designated as cash flow hedges, thus precluding us from applying hedge accounting. Starting with the second quarter of 2009, changes in the fair value of our derivative contracts are recognized in the condensed consolidated statement of operations. During the thirty-nine weeks ended October 3, 2009 we recognized $5.1 million in other expense related to our derivative contracts. In addition, during the thirty-nine weeks ended September 27, 2008, we paid $9.5 million, plus accrued interest of $0.4 million to repurchase $12.0 million of our Senior Subordinated Notes in the open market. In connection with this early repurchase, we recorded a gain of $2.1 million in other income, net of deferred financing costs written off in the amount of $0.4 million. The repurchase was authorized by our Board of Directors pursuant to a resolution adopted on May 20, 2008.

BENEFIT FROM INCOME TAXES

The benefit from income taxes for the thirty-nine weeks ended October 3, 2009 was $13.1 million compared to $4.3 million for the thirty-nine weeks ended September 27, 2008. The effective tax rates for the thirty-nine weeks ended October 3, 2009 and September 27, 2008 were 43.3% and 46.1% respectively. The decrease in the effective tax rate for the thirty-nine weeks ended October 3, 2009 compared to the thirty-nine weeks ended September 27, 2008 is primarily attributable to a change in our projected pre-tax income coupled with lower pre-tax income in the current year versus prior year, partially offset by favorable adjustment to reserves on uncertain tax positions in the current year.

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX

On October 21, 2009, the Company sold certain assets associated with its Aroma Naturals division. In addition, as of July 4, 2009, the Company had closed all of the Illuminations stores and discontinued the related Illuminations consumer direct business. We have classified the results of operations of the Illuminations and Aroma Naturals divisions as discontinued operations for all periods presented. The operating results of the Illuminations and Aroma Naturals divisions, which have been presented as discontinued operations, are as follows:

	Thirty-nine Weeks Ended
	October 3, 2009	September 27, 2008
Sales	$9,483	$15,413

Loss from discontinued operations	$(12,508)	$(8,527)
Income tax benefit	(4,894)	(3,112)

Loss from discontinued operations, net of income tax benefit	$(7,614)	$(5,415)

For the thirty-nine weeks ended October 3, 2009, the loss from discontinued operations included restructuring charges of $8.5 million. For the thirty-nine weeks ended September 27, 2008, the loss from discontinued operations included restructuring charges of $1.5 million.

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

As a result of concerns about the stability of the financial and credit markets and the strength of counterparties during this challenging global macroeconomic environment, many financial institutions have reduced, and in some instances ceased to provide, funding to borrowers. In our case, Lehman Commercial Paper, Inc. (“LCP”), one of the lenders under our $125.0 million Revolving Facility declared bankruptcy in September 2008. LCP’s share of the Revolving Facility was 12% or $15.0 million of the total funds available under our Revolving Facility. As a result of the bankruptcy, our ability to draw upon that portion of the Revolving Facility has been reduced. In August of 2009, Barclays Capital purchased $5.0 million of the LCP portion of the Revolving Facility, thereby increasing our total capacity from $110.0 million to $115.0 million. As of October 3, 2009, we had outstanding letters of credit of $1.5 million and $45.5 million outstanding under our Revolving Facility, leaving $68.0 million in availability under the Revolving Facility, excluding the $10.0 million applicable to LCP. Effective September 28, 2009, we transferred the Administration Agency of our Revolving Facility from LCP to Bank of America N.A. As of October 3, 2009, we were in compliance with all covenants under the Credit Facility. We believe that based on our current projections for fiscal 2009 that we will continue to be in compliance with our financial covenants during 2009.

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

As a result of these transactions, we effectively converted our Term Facility, which is floating-rate debt, to a blended fixed-rate up to the aggregate amortizing notional value of the swaps by having the Company pay fixed-rate amounts in exchange for the receipt of the floating-rate interest payments. As of October 3, 2009, the aggregate notional value of the swaps was $421.7 million, or 74.2% of our Term Facility, resulting in a blended fixed rate of 4.56%. The aggregate notional value amortizes over the life of the swaps. Under the terms of these agreements, a monthly net settlement is made for the difference between the average fixed rate and the variable rate based upon the one-month LIBOR rate on the aggregate notional amount of the interest rate swaps. These interest rate swap agreements terminate in March 2010 and 2011.

During the second and third quarters of 2009, we entered into forward starting amortizing interest rate swaps in the aggregate notional amount of $320.7 million with a blended fixed rate of 3.49% to eliminate the variability in future interest payments by having the Company pay fixed-rate amounts in exchange for receipt of floating-rate interest payments. The effective date of the forward starting swaps is March 31, 2011, of which there are no settlements required until after that date. The forward starting swaps are not designated as cash flow hedges and, are measured at fair value with changes in fair value recognized in the condensed consolidated statement of operations as a component of other income (expense). The forward starting swap agreements terminate in March 2013.

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

Consolidated Adjusted EBITDA Ratio

The Credit Facility contains a financial covenant which requires that we maintain at the end of each fiscal quarter, commencing with the quarter ended January 3, 2009 through the quarter ending October 3, 2009, a consolidated total secured debt (net of cash and cash equivalents not to exceed $30.0 million) to consolidated EBITDA ratio of no more than 4.00 to 1.00. The consolidated total secured debt to consolidated EBITDA ratio will step down to no more than 3.75 to 1.00 for the fourth quarter ending January 2, 2010. As of October 3, 2009, the Company’s actual secured leverage ratio was 3.42 to 1.00, as calculated in accordance with the Credit Facility. As of October 3, 2009, total secured debt was approximately $608.3 million (net of $5.6 million in cash). Under the Credit Facility, EBITDA is defined as net income plus, interest, taxes, depreciation and amortization, further adjusted to add back extraordinary, unusual or non-recurring losses, non-cash stock option expense, fees and expenses related to the Transaction, fees and expenses under the Management Agreement with our equity sponsor, restructuring charges or reserves, as well as other non-cash charges, expenses or losses, and further adjusted to subtract extraordinary, unusual or non-recurring gains, other non-cash income or gains, and certain cash contributions to our common equity. Set forth below is a reconciliation of Consolidated Adjusted EBITDA, as calculated under the Credit Facility, to EBITDA and net loss for the four quarters ended October 3, 2009 (in thousands):

Net loss	$(423,611)
Income tax benefit	(22,321)
Interest expense, net (excluding amortization of deferred financing fees)	84,837
Depreciation and amortization	45,806

EBITDA	(315,289)
Extraordinary, unusual or non-recurring charges	15,770
Equity-based compensation expense	833
Restructuring charges	2,274
Goodwill and intangible asset impairments	462,616
Fees paid pursuant to management agreement	1,500
Other non-cash expense	9,899

Consolidated Adjusted EBITDA under the Credit Facility	$177,603

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

Cash Flows and Funding of our Operations

The Company’s cash includes interest-bearing and non-interest bearing accounts. The Company maintains cash balances at several financial institutions. Cash as of October 3, 2009 was $5.6 million compared to $130.6 million as of January 3, 2009. Cash used in operating activities for the thirty-nine weeks ended October 3, 2009 was $53.6 million as compared to cash used in operations of $39.6 million for the thirty-nine weeks ended September 27, 2008. The increase in cash used in operations year over year is mostly due to the timing of interest payments based on calendar months versus fiscal months and cash payments for restructuring activities. Cash used in operating activities during the thirty-nine weeks ended October 3, 2009 includes total payments of $6.6 million of taxes, primarily related to fiscal 2008, and cash paid for interest of $72.2 million. Cash used in operating activities during the thirty-nine weeks ended September 27, 2008 includes total payments of $15.0 million of corporate income taxes related to fiscal 2007 and cash paid for interest of $69.3 million.

Net cash used in investing activities was $14.9 million for the thirty-nine weeks ended October 3, 2009 and was used for the purchase of property and equipment, primarily related to new stores. Net cash used by financing activities for the thirty-nine weeks ended October 3, 2009, was $56.6 million, of which $56.3 million is related to net payments under the Credit Facility.

We fund our operations through a combination of internally generated cash from operations and from borrowings under the Credit Facility. Our primary uses of cash are working capital requirements, new store expenditures, new store inventory purchases and debt service requirements. We anticipate that cash generated from operations together with amounts available under the Credit Facility will be sufficient to meet our future working capital requirements, new store expenditures, new store inventory purchases and debt service obligations as they become due over the next twelve months. However, our ability to fund future operating expenses and capital expenditures and our ability to make scheduled payments of interest on, to pay principal on or refinance indebtedness and to satisfy any other present or future debt obligations will depend on future operating performance which will be affected by general economic, financial and other factors beyond our control. While we do not yet have sufficient visibility to the 2010 retail environment in advance of this important Holiday selling season, based upon current trends and our preliminary budget expectations we remain confident that for the foreseeable future we will have sufficient cash flow and liquidity to fund our working capital requirements and meet our debt service obligations. In addition, borrowings under our Credit Facility are dependent upon our continued compliance with the financial and other covenants contained therein.

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

Our market risks relate primarily to changes in interest rates. At October 3, 2009, we had $613.9 million of floating rate debt and $513.0 million of fixed rate debt. For fixed rate debt, interest rate changes affect the fair market value, but do not impact earnings or cash flows. Conversely for floating rate debt, interest rate changes do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. The $613.9 million outstanding under our Credit Facility bears interest at variable rates. All borrowings under the Credit Facility bear interest at a rate per annum equal to an applicable margin, plus, at the Company’s option, (i) the higher of (a) the prime rate (as set forth on the British Banking Association Telerate Page 5) and (b) the federal funds effective rate, plus one-half percent (0.50%) per annum or (ii) the Eurodollar rate, and resets periodically. As of October 3, 2009, the weighted average combined interest rate on the senior secured term loan facility and senior secured revolving credit facility was 2.25%. This Credit Facility is intended to fund operating needs. Because this Credit Facility bears a variable interest rate based on market indices, our results of operations and cash flows will be exposed to changes in interest rates. Based on October 3, 2009 borrowing levels, a 1.00% increase or decrease in current market interest rates would have the effect of causing an approximately $6.1 million additional annual pre–tax charge or credit to the statement of operations.

The variable nature of our obligations under the Credit Facility creates interest rate risk. In order to mitigate this risk we use interest rate swaps to eliminate the variability of a portion of cash flows associated with the forecasted interest payments on our Term Facility. This is achieved through converting a portion of the floating rate Term Facility to a fixed rate by entering into pay-fixed interest rate swaps. In essence, we convert our Term Facility, which is floating-rate debt, to a fixed-rate up to the aggregate notional value of the swaps by paying fixed-rate amounts in exchange for the receipt of floating-rate interest payments. As of October 3, 2009, the aggregate notional value of the swaps was $421.7 million, or 74.2% of our Term Facility, resulting in a blended fixed rate of 4.56%.

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

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of October 3, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 3, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) occurred during the fiscal quarter ended October 3, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In August 2009, in connection with the Linens ‘N Things bankruptcy proceedings, Linens Holding Co. and its affiliates (“Linens”) filed a lawsuit against the Company in United States Bankruptcy Court in the District of Delaware alleging that pursuant to the United States Bankruptcy Code Linens is entitled to recover from the Company the following amounts on the basis that they constitute “preferential transfers” under the Code: (i) approximately $5.5 million in payments allegedly received by the Company from Linens during the 90-day period preceding the filing of the Linens bankruptcy cases in May 2008, (ii) approximately $1.5 million in credits allegedly issued by Yankee Candle and redeemed by Linens during that 90-day period, and (iii) approximately $0.7 million in credits allegedly issued by Yankee Candle but not yet redeemed by Linens. The Company has retained bankruptcy counsel and plans to vigorously defend this claim. The Company filed an Answer, including various affirmative defenses, in October 2009. Discovery has not yet commenced. While the Company believes it has a number of strong potential defenses to all or a significant portion of these claims, the Company cannot at this time predict with any degree of likelihood what the potential outcome of this matter may be, particularly due to the fact that discovery has not yet commenced. As of October 3, 2009, the Company did not record any amount related to these claims in its consolidated statement of operations. If this matter were to be decided in a manner adverse to the Company, it could materially adversely impact the Company’s results of operations.

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

As widely reported, financial and credit markets in the United States and globally have been experiencing unprecedented levels of volatility and disruption in recent months, which has resulted in, among other things, severely diminished liquidity and credit availability and a widespread reduction in business activity and consumer spending and confidence. In 2008 and 2009, these economic conditions negatively impacted our business and our results of operations. Any continuation or deterioration in the current economic conditions, or any prolonged global, national or regional recession, may materially adversely affect our results of operations and financial condition.

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

From a financing perspective, we believe that we currently have sufficient liquidity to support the ongoing activities of our business, service our existing debt and invest in future growth opportunities. While the existing conditions have therefore not currently impacted our ability to finance our operations, the continuation or deterioration of the unprecedented instability and tightening of the credit markets may adversely affect our ability to access the credit market and to obtain any additional financing or refinancing on satisfactory terms or at all.

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

At October 3, 2009, the net carrying value of our goodwill and intangible assets totaled approximately $643.6 million and $297.6 million respectively. Our amortizing intangible assets are subject to impairment testing in accordance with the Property Plant and Equipment Topic of the ASC, and our non-amortizing goodwill and tradenames are subject to impairment tests in accordance with the Intangibles—Goodwill and Other Topic of the ASC. We review the carrying value of our intangible assets and goodwill for impairment whenever events or circumstances indicate that their carrying value may not be recoverable, at least annually for our goodwill and tradnames. Significant negative industry or economic trends, including disruptions to our business, unexpected significant changes or planned changes in the use of our intangible assets, and mergers and acquisitions could result in an impairment charge for any of our intangible assets, goodwill or other long-lived assets. We completed our 2008 annual impairment testing of goodwill and indefinite-lived intangible assets as of November 1, 2008. As a result of these analyses we recorded impairment charges of $375.2 million and $87.4 million related to our goodwill and tradenames, respectively during the fourth quarter ended January 3, 2009.

During the third quarter of 2009, in conjunction with the decision to discontinue the Aroma Naturals division the Company performed an impairment analysis on the Aroma Naturals tradename, customer list and goodwill and determined that these assets were fully impaired. As a result, during the third quarter of 2009, the Company fully impaired and wrote-off of the Aroma Naturals tradename, customer list and goodwill for a total impairment charge of $1.2 million.

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

In the past several years significant increases in the price of crude oil have adversely impacted our transportation and freight costs and have contributed to significant increases in the cost of various raw materials, including wax which is a petroleum-based product. This in turn negatively impacts our cost of goods sold and margins. In addition, we believe that rising oil prices and corresponding increases in raw materials and transportation costs negatively impact not only our business but consumer sentiment and the economy at large. Continued weakness in consumer confidence and the macro-economic environment could negatively impact our sales and earnings. Future significant increases in wax prices could have an adverse affect on our cost of goods sold and could lower our margins.

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

A significant deterioration in the financial condition of one of our major customers, or the loss of such a customer, could have a material adverse effect on our sales, profitability and cash flow to the extent that we are unable to offset any revenue losses with additional revenue from existing customers or by opening new accounts. We continually monitor and evaluate the credit status of our customers and attempt to adjust trade and credit terms as appropriate. However, a bankruptcy filing by a key customer could have a material adverse effect on our business, results of operations and financial condition. In this regard, for example, we note that on May 2, 2008 Linens ‘N Things filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. At the time of that filing we had an outstanding receivable balance due from Linens and are an unsecured creditor with respect to that receivable. We recorded a bad debt provision in the amount of $4.5 million during the quarter ended June 28, 2008 with respect to the pre-petition receivable due from Linens. Linens is now in the process of liquidating its assets.

There are also various potential claims which may arise in connection with bankruptcy proceedings that, if filed and adversely decided, could potentially negatively impact our operating results and financial condition. For example, in August 2009, in connection with the Linens ‘N Things bankruptcy proceedings, Linens Holding Co. and its affiliates (“Linens”) filed a lawsuit against the Company in United States Bankruptcy Court in the District of Delaware alleging that pursuant to the United States Bankruptcy Code Linens is entitled to recover from the Company the following amounts on the basis that they constitute “preferential transfers” under the Code: (i) approximately $5.5 million in payments allegedly received by the Company from Linens during the 90-day period preceding the filing of the Linens bankruptcy cases in May 2008, (ii) approximately $1.5 million in credits allegedly issued by Yankee Candle and redeemed by Linens during that 90-day period, and (iii) approximately $0.7 million in credits allegedly issued by Yankee Candle but not yet redeemed by Linens. The Company has retained bankruptcy counsel and plans to vigorously defend this claim. The Company filed an Answer, including various affirmative defenses, in October 2009. Discovery has not yet commenced. While the Company believes it has a number of strong potential defenses to all or a significant portion of these claims, the Company cannot at this time predict with any degree of likelihood what the potential outcome of this matter may be, particularly due to the fact that discovery has not yet commenced. As of October 3, 2009, the Company did not record any amount related to these claims in its consolidated statement of operations. If this matter were to be decided in a manner adverse to the Company, it could materially adversely impact the Company’s results of operations.

Given the current economic environment, there is an increased risk that additional wholesale customers could be forced to declare bankruptcy or significantly reduce their operations or purchases from us. The loss of one or more significant wholesale customers, or a significant reduction in their operations, could materially adversely impact our results of operations and financial condition.

An outbreak of certain public health issues, including epidemics, pandemics and other contagious diseases, such as the H1N1 influenza virus, could have a significant adverse impact on our sales and operating results.

An outbreak of certain public health issues, including epidemics, pandemics and other contagious diseases such as the H1N1 influenza virus, commonly referred to as the “swine flu” could cause a significant disruption in our operations due to staffing shortages as well as disruption of services and products provided by third-party providers. In addition, to the extent that our customers become infected by such diseases, or feel uncomfortable visiting public locations due to a perceived risk of exposure to contagious diseases, we could experience a reduction in customer traffic which could in turn adversely impact our financial results. Any significant disruption in our operations or customer traffic could have a significant adverse impact on our business, financial condition, results of operations and cash flows.

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

•	changes in our ability to attract, retain and develop highly-qualified employees or changes in the cost or availability of a sufficient labor force to manage and support our operations;

•	changes in our ability to meet objectives with regard to business acquisitions or new business ventures;

•	the occurrence of severe weather events prohibiting or discouraging consumers from traveling to retail or wholesale locations;

•	the disruption of global, national or regional transportation systems;

•	the occurrence of certain material events including natural disasters, acts of terrorism, the outbreak of war or other significant national or international events;

•	our ability to react in a timely manner and maintain our critical business processes and information systems capabilities in a disaster recovery situation; and

•	changes in our ability to manage our existing computer systems and technology infrastructures, and our ability to implement successfully new computer systems and technology infrastructures.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item 3.	Defaults Upon Senior Securities.

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders.

Not Applicable

Item 5.	Other Information.

Not Applicable

Item 6.	Exhibits

31.1	Certification of Harlan M. Kent Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated November 12, 2009

31.2	Certification of Bruce L. Hartman Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated November 12, 2009

32.1	Certification of Harlan M. Kent Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, dated November 12, 2009

32.2	Certification of Bruce L. Hartman Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, dated November 12, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YANKEE HOLDING CORP.

Date: November 12, 2009	By:	/S/ BRUCE L. HARTMAN
Bruce L. Hartman
Executive Vice President, Chief Administrative Officer and Chief Financial Officer (Principal Financial Officer)