Form 10-K
period 2010-01-02
Yankee Holding Corp.
filed 2010-04-01
CIK 1394069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2010

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller Reporting Company  ☐

The registrant has no common equity held by non-affiliates and had no common equity held by non-affiliates as of the last business day of the most recently completed second fiscal quarter.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 26, 2010, there were 499,204 shares of Yankee Holding Corp. common stock, $.01 par value, outstanding, all of which are owned YCC Holdings LLC.

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

This report contains the audited consolidated financial statements of the Successor as of and for the years ended January 2, 2010 and January 3, 2009 and for the period February 6, 2007 to December 29, 2007. The accompanying audited consolidated financial statements for the period December 31, 2006 to February 5, 2007 are those of the Predecessor.

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

Economic Environment

The macroeconomic environment is clearly having a significant impact on consumer spending. Unemployment levels are high, consumer confidence levels remain depressed and credit markets remain challenging. These conditions point to consumption challenges for virtually all consumer facing companies including Yankee Candle. Our operations for the fifty-two weeks ended January 2, 2010 and the fifty-three weeks ended January 3, 2009 were significantly affected by these unprecedented macroeconomic conditions, as declining mall traffic and reduced consumer spending negatively impacted both our retail and wholesale businesses. In 2010, we continue to expect that consumer spending will remain challenged.

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

Candle & Home Fragrance Assortment

Candle products are the foundation of our business, and are available in a wide range of fragrances and colors across a variety of jar candles, Samplers ® votive candles, Tarts ® wax potpourri, pillars and other candle products, the vast majority of which are marketed under the Yankee Candle ® brand. Our candles are moderately-priced ranging from $1.99 for a Samplers ® votive candle to $24.99 for a large 22 ounce jar candle. This variety ensures each customer can find Yankee Candle products appropriate for the consumer’s lifestyle and budget. In addition to our core candle business, we successfully have extended the Yankee Candle brand into the growing home fragrance market with a portfolio of innovative fragrance products for your home. Our assortment includes electric plug home fragrancers, decorative reed diffusers, room sprays, potpourri, and scented oils. Additionally, we offer products such as the Yankee Candle Car Jars® auto air fresheners to fragrance cars and small spaces. We also offer a wide array of coordinated candle related and home decor accessories in dozens of exclusive patterns, colors and styles, and numerous giftsets. In addition to our “everyday” product offerings, we also offer seasonally-appropriate fragrances, products, home décor accessories, and giftsets on a limited edition, seasonal basis. These themed temporary programs occur four times a year: Spring, Summer, Fall, and the Christmas/Holiday season.

Distribution: Customer Touchpoints

We sell our products in multiple channels of distribution across dozens of countries. Our customer touchpoints include our own company-operated retail stores and our direct-to-consumer catalogs and e-commerce/web business, as well as a global network of both national account and independent specialty gift customers and channels. We have an extensive and growing national and international wholesale segment with a diverse customer base that as of January 2, 2010 consisted of approximately 19,200 locations in North America, typically in non-shopping mall locations. We also have a growing retail store base primarily located in shopping malls and lifestyle centers. As of January 2, 2010, we operated 498 Yankee Candle retail stores in 43 states. We have achieved a compound annual retail store growth rate of approximately 8% for the period from fiscal 2004 through fiscal 2009. We operate two flagship stores, a 90,000-square-foot store in South Deerfield, Massachusetts, which is a major tourist destination in Massachusetts, and a second 42,000-square-foot flagship store in Williamsburg, Virginia. We also sell our products directly to consumers through our direct mail catalog and our Internet web site at www.yankeecandle.com. Outside of North America, we sell our products primarily through our subsidiary Yankee Candle Company (Europe), LTD, which has an international wholesale customer network of approximately 3,600 locations and distributors covering 43 countries.

Industry Overview

We operate in the domestic giftware industry, including various sub-segments such as the total candle, home fragrance, scented candle and premium scented candle segments. Based upon market data from Kline & Company, our market share of the premium scented candle market was 44% in 2008. Other key industry insights according to Kline & Company include:

•	the domestic home fragrance segment, including candles, has grown at an approximately 4% compound annual growth rate from 2004 to 2008, reaching approximately $6.8 billion;

•	the domestic premium scented candle segment, which is our primary market, has grown at an approximately 1% compound annual growth rate from 2004 to 2008, reaching approximately $1.7 billion; and

•	the premium scented candle sales channel represented 56% of the domestic scented candle market in 2008, versus 55% in 2004.

New Product Innovation

We target approximately 25-30% of our total company net sales to result from the introduction of new products each year. Our long history as a product innovator in the premium scented candle segment has been supported by our strong and experienced in-house Brand Management, Marketing, Design, and Creative Development teams, which include artists, master fragrance specialists, designers, package developers, trend agents, R&D lab professionals, market researchers, and brand managers. These internal experts work closely together, along with a network of outside partners, to identify key market trends, to translate these key insights into business strategies, and to develop new product concepts.

In 2009, we introduced 24 new fragrances to our flagship Housewarmer ® product line, as well as new product lines and forms, including a $14.99 tumbler candle, to our existing candle portfolio. We continued to expand our home fragrance product offerings, adding a number of new fragrances and styles to our existing products including a restage of our reed diffuser product line. In addition, we expanded the Yankee Candle experience to personal care with the introduction of flavored lip balm and anti-bacterial hand sanitizer.

We also continued to grow and expand our portfolio of Yankee Candle “specialty” brands that target specific accounts, channels, or customer segments including: Yankee Candle® Simply Home™, and Yankee Candle ® Aromatherapy SPA. In 2009, our new Yankee Candle® Home Classics® line of candles and home fragrance products was nationally launched in Target®, expanding our distribution to an important new segment of candle consumers. After a successful test, we also launched our Yankee Candle® Good Air™ line of odor abating candles and home fragrance products.

Historical Results

Fiscal 2009 and fiscal 2008 consist of the fifty-two weeks ended January 2, 2010 and the fifty-three weeks ended January 3, 2009, respectively. Fiscal 2007 consists of the periods December 31, 2006 to February 5, 2007 (Predecessor) and February 6, 2007 to December 29, 2007 (Successor). From fiscal 2004 through fiscal 2009, we have experienced compound annual sales growth of 4%. Each of our distribution channels has contributed to this growth. Our retail segment has achieved 6% compound annual sales growth for the period from fiscal 2004 through fiscal 2009 and accounted for 59% of our $681.1 million total sales in fiscal 2009. Our wholesale segment has achieved a 1% compound annual sales growth for the period from fiscal 2004 through fiscal 2009 and accounted for 41% of total sales in fiscal 2009. In fiscal 2009, our sales decreased 1.2% from fiscal 2008, comprised of a 2.7% increase in retail sales and a 6.3% decrease in wholesale sales. We believe our historically strong operating performance has been the result of the strength of the Yankee Candle® brand, the loyalty of our customer base, our commitment to product quality and innovation, the efficiency of our vertically integrated business model and the success of our multi-channel distribution strategy.

Wholesale Operations

Our wholesale strategy focuses on home decor, gift and other image appropriate retailers. The wholesale business is an integral part of our growth strategy and, together with our other distribution channels, helps to further build our brand awareness. Wholesale sales, as a percentage of total sales, decreased slightly from 43% in fiscal 2008 to 41% in fiscal 2009. We believe that as a result of our strong brand name, the popularity and profitability of our products and our emphasis on customer service, our wholesale customers are extremely loyal, with approximately 77% of them having been customers for over five years. No customer accounted for more than 10% of our total Company sales in fiscal years 2009, 2008 and 2007.

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

International Operations

Sales from our international operations were approximately $54.7 million, $48.1 million and $42.6 million for fiscal years 2009, 2008 and 2007, respectively. We sell our products in Europe and elsewhere primarily through our subsidiary Yankee Candle Company (Europe), LTD (“YCE”), utilizing our distribution center located in Bristol, England. As of January 2, 2010, YCE was selling our products to approximately 3,600 locations and distributors covering 43 countries. We also sell to various countries in Asia through a distributor. Sales from our international operations outside of North America accounted for less than 10% of our total revenues during fiscal 2009, 2008 and 2007.

Retail Operations

Retail Stores

Our retail operations include retail stores, consumer direct mail catalogs and Internet operations and Chandler’s restaurant (located at our South Deerfield, Massachusetts flagship store). All of our retail stores are Company-owned and operated; none are franchised. For the period from fiscal 2004 through fiscal 2009, our retail segment achieved 6% compound annual sales growth from $293.8 million to $401.3 million. Retail sales, as a percentage of total sales, increased from 57% in fiscal 2008 to 59% in fiscal 2009.

In fiscal 2009, we increased our Yankee Candle retail sales base by 35 net stores, ending the year with 498 Yankee Candle retail stores in 43 states. The average capital requirement to open a new Yankee Candle store, including working capital, is approximately $200,000.

In opening new stores, we target high traffic retail locations in shopping malls and lifestyle centers. Our retail stores, excluding our two flagship stores, average approximately 1,650 square feet. Of our 498 Yankee Candle retail stores, 325 are located in shopping malls. We plan to open approximately 30 additional stores in 2010.

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

Consumer Direct: Catalog and Internet

As part of our retail operations, we market our products through our consumer direct mail catalogs and Internet web site. Our consumer direct mail catalog and Internet business generated $29.7 million of sales in 2009, compared to $30.9 million in 2008.

Our consumer direct mail catalogs feature a wide selection of our most popular products, together with additional products and offerings exclusive to our catalog channel. We believe that our consumer direct mail catalog constitutes an important marketing tool, serving to increase the awareness and strength of the Yankee Candle ® brand and driving sales to our retail stores and Internet web site.

Our web site, www.yankeecandle.com provides our on-line customers with an easy and convenient way to purchase a wide variety of our most popular products. The web site also offers features designed to promote sales and provide enhanced customer service and convenience, including personalized guest registration, gift cards and other gift giving programs, a store locator, decorating ideas, sites dedicated to corporate gifts, weddings and other customized purchasing opportunities, including a personalized candle configuring capability that enables users to design and purchase their own custom-labeled Samplers ® votive candles to commemorate special events such as weddings. In addition to our consumer-oriented web sites, we have a separate business-to-business web site dedicated to our wholesale customers that offers such features as on-line ordering, order status information, purchase history and an enhanced dealer locator program. We continually upgrade our web site in order to better serve our retail and wholesale customers.

Yankee Candle Company Fundraising

In addition, we operate a fundraising division, Yankee Candle Company Fundraising. Our fundraising division distributes selected Yankee Candle ® brand products through fundraising organizations. Our fundraising division generated $ 28.5 million in sales in 2009, compared to $22.9 million in 2008.

Illuminations

In 2006, the Company acquired certain assets of Candle Acquisition Corp. (“Illuminations”), including the Illuminations ® brand, 14 Illuminations retail stores located in California, Arizona and Washington, and the Illuminations consumer direct business comprised of catalog sales and internet sales via www.Illuminations.com. As of July 4, 2009, the Company had closed all of the Illuminations stores and discontinued the related Illuminations consumer direct business. Accordingly, the Company has classified the results of operations of the Illuminations division as discontinued operations for all periods presented. For additional details, see Note 4, “Discontinued Operations”, to our accompanying consolidated financial statements.

Manufacturing

Approximately 73% of our 2009 sales were generated by products manufactured at our 294,000 square foot facility in Whately, Massachusetts. As a vertically integrated manufacturer, we are able to closely monitor the quality of our products, control our production costs and effectively manage inventory. We believe this is an important competitive advantage that enables us to ensure high quality products, maintain affordable pricing and provide reliable customer service.

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

Suppliers

We maintain strong relationships with our principal fragrance and wax suppliers. We believe we use the highest-quality suppliers in our industry. We have been in the business of manufacturing premium scented candles for many years and are therefore knowledgeable about the different levels of quality of raw materials used in manufacturing candles. As a result, we have developed, jointly with our suppliers, proprietary fragrances which are exclusive to Yankee Candle. Most raw materials used in the manufacturing process, including glassware, wick and packaging materials, are readily available from alternative sources at comparable prices. In 2009 and 2008, no single supplier represented more than 10% of our total cost of goods sold.

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

Intellectual Property

As of January 2, 2010, Yankee Candle has 126 U.S. registered trademarks, several of which are the subject of multiple registrations, including Yankee ® (for candles), Yankee Candle ® , Housewarmer ® , Samplers ® , Tarts ® and Car Jars ® , and has pending several additional trademark applications with respect to its products. We also register certain of our trademarks in various foreign countries. Trademark registrations allow us to use those trademarks on an exclusive basis in connection with our products. If we continue to use our trademarks and make all required filings and payments these trademarks can continue in perpetuity. These registrations are in addition to various copyright registrations and patents held by us, and all trademark, trade dress, copyright, patent and other intellectual property rights of Yankee Candle under statutory and common law. Our intellectual property further includes various proprietary product formulas, business methods and manufacturing and design “know how.”

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

Employees

At January 2, 2010, we employed approximately 2,200 full-time employees and approximately 2,400 part-time employees. We are not subject to any collective bargaining agreements, and we believe that our relations with our employees are good. We also use seasonal and temporary workers, as necessary, to supplement our labor force during peak selling or manufacturing seasons.

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

As widely reported, since the latter part of 2008 financial and credit markets in the United States and globally have been experiencing unprecedented levels of volatility and disruption, which has resulted in, among other things, severely diminished liquidity and credit availability and a widespread reduction in business activity and consumer spending and confidence. In 2008 and 2009, these economic conditions negatively impacted our business and our results of operations. Any continuation or deterioration in the current economic conditions, or any prolonged global, national or regional recession, may materially adversely affect our results of operations and financial condition.

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

From a financing perspective, we believe that we currently have sufficient liquidity to support the ongoing activities of our business, service our existing debt and invest in future growth opportunities. While the existing conditions have therefore not currently impacted our ability to finance our operations, the continuation or further tightening of the credit markets may adversely affect our ability to access the credit market and to obtain any additional financing or refinancing on satisfactory terms or at all.

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

At January 2, 2010, the net carrying value of our goodwill and intangible assets totaled approximately $643.6 million and $294.2 million, respectively. Our amortizing intangible assets are subject to impairment testing in accordance with the Property Plant and Equipment Topic of the ASC, and our non-amortizing goodwill and trade names are subject to impairment tests in accordance with the Intangibles, Goodwill and Other Topic of the ASC. We review the carrying value of our intangible assets and goodwill for impairment whenever events or circumstances indicate that their carrying value may not be recoverable, at least annually for our goodwill and trade names.

Significant negative industry or economic trends, including disruptions to our business, unexpected significant changes or planned changes in the use of our intangible assets, and mergers and acquisitions could result in an impairment charge for any of our intangible assets, goodwill or other long-lived assets. We completed our 2008 annual impairment testing of goodwill and indefinite-lived intangible assets as of November 1, 2008. As a result of these analyses we recorded impairment charges of $366.3 million and $86.1 million related to our goodwill and trade names, respectively during the fourth quarter ended January 3, 2009. We completed our 2009 annual impairment testing of goodwill and indefinite-lived intangible assets as of November 7, 2009 and no impairment was recorded as a result of these tests.

In the impairment analyses we used certain estimates and assumptions, including a combination of market-based and income-based approaches, each of which were weighted at 50% for the impairment test performed as of November 1, 2008 and November 7, 2009. The market-based approach estimates fair value by applying multiples of potential earnings, such as EBITDA and revenue, of publicly traded comparable companies. We believe this approach is appropriate because it provides a fair value using multiples from companies with operations and economic characteristics similar to our reporting units. The income-based approach is based on projected future debt-free cash flow that is discounted to present value using factors that consider the timing and risk of the future cash flows. We believe this approach is appropriate because it provides a fair value estimate based upon the reporting units expected long-term operations and cash flow performance. The income-based approach is based on future projections of operating results and cash flows. These projections are discounted to present value using a weighted average cost of capital for market participants, who are generally thought to be industry participants. The future projections are based on both past performance and the projections and assumptions used in our current operating plan. Such assumptions are subject to change as a result of changing economic and competitive conditions and could result in additional impairment charges. Further, if the economic market conditions continue to worsen and our estimated future discounted cash flows decrease further we may incur additional impairment charges. Additional impairment charges related to our goodwill, trade names or other intangible assets could have a significant impact on our financial position and results of operations.

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

Approximately 73% of our 2009 sales were generated by products we manufactured at our manufacturing facility in Whately, Massachusetts and we rely primarily on our distribution facilities in South Deerfield, Massachusetts to distribute our products. Because most of our machinery is designed or customized by us to manufacture our products, and because we have strict quality control standards for our products, the loss of our manufacturing facility, due to natural disaster or otherwise, would materially affect our operations. Similarly, our distribution facilities rely upon customized machinery, systems and operations, the loss of which would materially affect our operations. Although our manufacturing and distribution facilities are adequately insured, if our facilities were destroyed we believe it would take up to twelve months to resume operations at a level equivalent to current operations.

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

As a result of concerns about the stability of the financial and credit markets and the strength of counterparties during this challenging global macroeconomic environment, many financial institutions have reduced, and in some instances ceased to provide, funding to borrowers. In our case, Lehman Commercial Paper, Inc. (“LCP”), one of the lenders under our $125.0 million Revolving Facility declared bankruptcy in September 2008. LCP’s share of the Revolving Facility was 12% or $15.0 million of the total funds available to us under the Revolving Facility. As a result of the bankruptcy, our ability to draw upon that portion of the Revolving Facility was reduced, thereby effectively reducing our Revolving Facility from $125.0 million to $110.0 million. In August of 2009, Barclays Capital purchased $5.0 million of the LCP portion of the Revolving Facility and in March 2010 Morgan Stanley purchased the remaining $10.0 million, thereby returning our total capacity on the Revolving Facility to its full $125.0 million capacity. Based upon information available to us, we have no indication that other financial institutions syndicated under our Revolving Facility would be unable to fulfill their commitments to us. However, if additional counterparties were to become unable to fulfill those obligations, that may adversely affect our results of operations, financial condition and liquidity.

Additionally, we have entered into interest rate swap agreements to hedge the variability of interest payments associated with our Credit Facility. We may be exposed to losses in the event of nonperformance by counterparties on these instruments. Continued turbulence in the global credit markets and the U.S. economy may adversely affect our results of operations and financial condition.

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

In addition to the impact of increased wax prices, any shortages in refined oil supplies may impact our wax supply. For example, in 2005, due to hurricanes in the Gulf Coast region and the closing and disruption of oil refineries located there significantly limited our ability to source wax and negatively impacted our operations. While we experienced no supply issues in 2009, any future prolonged interruption or reduction in wax supplies could negatively impact our operations, sales and earnings.

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

There are also various potential claims which may arise in connection with bankruptcy proceedings that, if filed and adversely decided, could potentially negatively impact our operating results and financial condition. For example, in August 2009, in connection with the Linens ‘N Things bankruptcy proceedings, Linens Holding Co. and its affiliates (“Linens”) filed a lawsuit against the Company in United States Bankruptcy Court in the District of Delaware alleging that pursuant to the United States Bankruptcy Code Linens is entitled to recover from the Company the following amounts on the basis that they constitute “preferential transfers” under the Code: (i) approximately $5.5 million in payments allegedly received by the Company from Linens during the 90-day period preceding the filing of the Linens bankruptcy cases in May 2008, (ii) approximately $1.5 million in credits allegedly issued by Yankee Candle and redeemed by Linens during that 90-day period, and (iii) approximately $0.7 million in credits allegedly issued by Yankee Candle but not yet redeemed by Linens. The Company has retained bankruptcy counsel and plans to vigorously defend this claim. The Company filed an Answer, including various affirmative defenses, in October 2009. Discovery has not yet commenced. While the Company believes it has a number of strong potential defenses to all or a significant portion of these claims, the Company cannot at this time predict with any degree of likelihood what the potential outcome of this matter may be, particularly due to the fact that discovery has not yet commenced. As of January 2, 2010, the Company did not record any amount related to these claims in its consolidated statement of operations. If this matter were to be decided in a manner adverse to the Company, it could materially adversely impact the Company’s results of operations.

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

An outbreak of certain public health issues, including epidemics, pandemics and other contagious diseases such as the H1N1 influenza virus could cause a significant disruption in our operations due to staffing shortages as well as disruption of services and products provided by third-party providers. In addition, to the extent that our customers become infected by such diseases, or feel uncomfortable visiting public locations due to a perceived risk of exposure to contagious diseases, we could experience a reduction in customer traffic which could in turn adversely impact our financial results. Any significant disruption in our operations or customer traffic could have a significant adverse impact on our business, financial condition, results of operations and cash flows.

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

•	changes in our ability to attract, retain and develop highly-qualified employees or changes in the cost or availability of a sufficient labor force to manage and support our operations;

•	changes in our ability to meet objectives with regard to business acquisitions or new business ventures;

•	the occurrence of severe weather events prohibiting or discouraging consumers from traveling to retail or wholesale locations;

•	the disruption of global, national or regional transportation systems;

•	the occurrence of certain material events including natural disasters, acts of terrorism, the outbreak of war or other significant national or international events;

•	our ability to react in a timely manner and maintain our critical business processes and information systems capabilities in a disaster recovery situation; and

•	changes in our ability to manage our existing computer systems and technology infrastructures, and our ability to implement successfully new computer systems and technology infrastructures.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We own or lease several facilities located in Massachusetts, Virginia, California and Bristol, England, as described in the table below:

TYPE OF FACILITY	LOCATION	SIZE
Manufacturing	Whately, MA	294,000 sq.ft.
Distribution center (1) (2)	South Deerfield, MA	256,000 sq ft.
Warehouse (1) (9)	South Hadley, MA	150,000 sq.ft.
Warehouse (1) (3)	South Deerfield, MA	138,000 sq.ft
Flagship retail store and restaurant (4)	South Deerfield, MA	90,000 sq.ft.
Corporate offices (1) (5)	South Deerfield, MA	75,000 sq.ft.
Distribution center (1)	Bristol, England	62,000 sq.ft.
Distribution center	South Deerfield, MA	60,000 sq.ft.
Office and warehouse space	South Deerfield, MA	44,000 sq.ft.
Flagship retail store (6)	Williamsburg, VA	42,000 sq.ft.
Manufacturing and distribution center (7)	Irvine, CA	15,000 sq.ft.
Employee health and fitness center	South Deerfield, MA	12,000 sq.ft.
Corporate Offices (1) (8)	Petaluma, CA	12,000 sq.ft.

Notes:

(1)	Leased facility.
(2)	We have the right under the lease to expand this facility from time to time. We believe that the facility has the capacity to be expanded by up to an additional 105,000 sq. ft.
(3)	This lease term began on January 1, 2008 and is currently set to expire on December 31, 2011.
(4)	This building includes an additional 11,000 sq. ft. of office space.
(5)	We have the right under the lease to expand this facility from time to time. We believe that the facility has the capacity to be expanded by up to an additional 30,000 square feet.
(6)	This building includes an additional 23,000 sq. ft. of mezzanine space.
(7)	In October 2009, as a result of the discontinuance of the Aroma Naturals division we entered into a sublease of this facility. This lease expires on December 31, 2011.
(8)	As a result of the acquisition of Illuminations, we entered into a lease of this facility. This lease expires in March 2013. Payments under this lease are part of discontinued operations in the accompanying consolidated statements of operations.
(9)	The Company had vacated this space as of March 1, 2010.

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

Our Yankee Candle retail stores were located in the following 43 states as of January 2, 2010:

STORE COUNT

STATE	MALL	NON-MALL	TOTAL
ALABAMA	2	1	3
ARIZONA	4	—	4
ARKANSAS	—	1	1
CALIFORNIA	16	—	16
COLORADO	3	7	10
CONNECTICUT	9	4	13
DELAWARE	3	1	4
FLORIDA	25	12	37
GEORGIA	11	4	15
ILLINOIS	13	14	27
INDIANA	10	5	15
IOWA	6	—	6
KANSAS	3	2	5
KENTUCKY	4	2	6
LOUISIANA	3	1	4
MAINE	2	2	4
MARYLAND	12	7	19
MASSACHUSETTS	16	17	33
MICHIGAN	15	5	20
MINNESOTA	6	3	9
MISSISSIPPI	1	1	2
MISSOURI	9	5	14
NEBRASKA	1	3	4
NEVADA	1	1	2
NEW HAMPSHIRE	5	3	8
NEW JERSEY	11	9	20
NEW YORK	25	8	33
NORTH CAROLINA	12	3	15
NORTH DAKOTA	1	—	1
OHIO	16	9	25
OKLAHOMA	3	1	4
OREGON	2	—	2
PENNSYLVANIA	20	10	30
RHODE ISLAND	1	3	4
SOUTH CAROLINA	5	6	11
SOUTH DAKOTA	1	—	1
TENNESSEE	8	5	13
TEXAS	11	8	19
VERMONT	—	3	3
VIRGINIA	14	6	20
WASHINGTON	4	—	4
WEST VIRGINIA	3	—	3
WISCONSIN	8	1	9

TOTAL	325	173	498

ITEM 3.	LEGAL PROCEEDINGS

In August 2009, in connection with the Linens ‘N Things bankruptcy proceedings, Linens Holding Co. and its affiliates (“Linens”) filed a lawsuit against the Company in United States Bankruptcy Court in the District of Delaware alleging that pursuant to the United States Bankruptcy Code Linens is entitled to recover from the Company the following amounts on the basis that they constitute “preferential transfers” under the Code: (i) approximately $5.5 million in payments allegedly received by the Company from Linens during the 90-day period preceding the filing of the Linens bankruptcy cases in May 2008, (ii) approximately $1.5 million in credits allegedly issued by Yankee Candle and redeemed by Linens during that 90-day period, and (iii) approximately $0.7 million in credits allegedly issued by Yankee Candle but not yet redeemed by Linens. The Company has retained bankruptcy counsel and plans to vigorously defend this claim. The Company filed an Answer, including various affirmative defenses, in October 2009. Discovery has not yet commenced. While the Company believes it has a number of strong potential defenses to all or a significant portion of these claims, the Company cannot at this time predict with any degree of likelihood what the potential outcome of this matter may be, particularly due to the fact that discovery has not yet commenced. As of January 2, 2010, the Company did not record any amount related to these claims in its consolidated statement of operations. If this matter were to be decided in a manner adverse to the Company, it could materially adversely impact the Company’s results of operations.

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

There is no market for our equity securities, all of which are held by YCC Holdings, LLC, our parent company. As of March 26, 2010, there were 27 holders of our parent company’s Class A common units, 52 holders of our parent company’s Class B common units and 13 holders of our parent company’s Class C common units. See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” Our credit agreement and our senior notes and senior subordinated notes restrict the making of dividends by our parent company, other than tax distributions in accordance with its operating agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” Our parent company’s Incentive Equity Plan provides for the issuance of 474,897 Class B common units, 14,253 of which remained available for future issuance as of January 2, 2010. The Company authorized a new class of units, Class C common units, in October 2007, which are available for issuance under the Incentive Equity Plan. Any issuances of Class C common units reduces the amount of Class B common units available for future grant.

ITEM 6.	SELECTED FINANCIAL DATA

The selected historical consolidated financial and other data that follows should be read in conjunction with the “Consolidated Financial Statements”, the accompanying notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K. The historical financial data as of January 2, 2010 and January 3, 2009 and for the fifty-two weeks ended January 2, 2010, fifty-three weeks ended January 3, 2009, and for the periods December 31, 2006 to February 5, 2007 and February 6, 2007 to December 29, 2007 has been derived from the audited consolidated financial statements and the accompanying notes included in this document at Item 8.

The historical financial data as of December 29, 2007, December 30, 2006 and December 31, 2005 and for the fifty-two weeks ended December 30, 2006 and December 31, 2005 has been derived from audited financial statements for the corresponding periods, which are not contained in this document.

The selected historical financial data may not be indicative of our future performance.

	Successor					Predecessor
(In thousands)	Fifty-two Weeks Ended January 2, 2010	Fifty-three Weeks Ended January 3, 2009		Period February 6, 2007 to December 29, 2007		Period December 31, 2006 to February 5, 2007		Fifty-two Weeks Ended December 30, 2006	Fifty-two Weeks Ended December 31, 2005
Statement of Income Data:
Sales	$681,064	$689,146		$656,525			$51,552	$670,762	$600,440
Cost of sales	276,793	291,445		312,026			23,020	287,369	257,169

Gross profit	404,271	397,701		344,499			28,532	383,393	343,271
Selling expenses	197,993	196,098		174,131			14,886	159,288	145,716
General and administrative expenses	69,721	53,485		62,717			13,828	73,135	57,366
Restructuring charges	1,881	393		—			—	(397)	5,546
Goodwill and intangible asset impairments	—	452,427	(1)	—			—	—	—

Income (loss) from operations	134,676	(304,702)		107,651			(182)	151,367	134,643
Other expense, net	94,064	94,410		91,248			970	15,223	6,725

Income (loss) from continuing operations before provision for (benefit from) income taxes	40,612	(399,112)		16,403			(1,152)	136,144	127,918
Provision for (benefit from) income taxes	16,544	(13,036)		6,422			58	50,346	49,889

Income (loss) from continuing operations	24,068	(386,076)		9,981			(1,210)	85,798	78,029
(Loss) income from discontinued operations, net of income taxes	(7,696)	(23,248)		(5,454)			(620)	(1,283)	72

Net income (loss)	$16,372	$(409,324)		$4,527			$(1,830)	$84,515	$78,101

Balance Sheet Data (as of end of fiscal year):
Cash and cash equivalents	$9,095	$130,577		$5,627		$	n/a	$22,773	$12,655
Working capital	35,144	116,260		37,663			n/a	34,295	35,982
Total assets	1,219,080	1,372,569		1,775,797			n/a	372,922	355,134
Total debt	989,125	1,183,125		1,130,125			n/a	140,000	178,000
Total stockholders’ equity (deficit)	23,243	(2,821)		416,605			n/a	115,565	68,144
Other Data:
Number of retail stores (at end of fiscal year)	498	463		429			n/a	404	390
Comparable store sales	(3.2)%	(7.8)%		(2.2	)% (2)		n/a	9.0%	(3.8)%
Comparable sales including Consumer Direct	(3.0)%	(6.1)%		(2.3	)% (2)		n/a	10.4%	(2.3)%
Gross profit margin	59.4%	57.7%		52.5%			55.3%	57.2%	57.2%
Depreciation and amortization	$46,778	$46,995		$41,988			$2,673	$26,780	$24,788
Capital expenditures	15,587	19,983		28,178			733	24,888	39,180
EBITDA	165,861	(286,112	) (1)	139,780			1,702	176,397	159,571
Cash Flow Data:
Net cash flows from operating activities	$90,633	$88,641		$73,224			$(10,067)	$144,045	$106,543
Net cash flows from investing activities	(17,965)	(18,747)		(1,457,960)			(2,250)	(50,399)	(39,656)
Net cash flows from financing activities	(194,287)	55,390		1,375,540			4,317	(83,870)	(90,491)

(1)

We completed our annual impairment testing of goodwill and indefinite-lived intangible assets as of November 1, 2008. As a result of the annual impairment testing, we recorded an impairment charges of $452.4 million related to our goodwill and indefinite lived intangible assets during the fourth quarter of 2008.

(2)	For the 52 weeks ended December 29, 2007.

Other Data – EBITDA

Management presents EBITDA, which is a non-GAAP liquidity measure, because we believe that it is a useful tool for us and our investors to measure our ability to meet debt service, capital expenditure and working capital requirements. EBITDA, as presented, may not be comparable to similarly titled measures reported by other companies since not all companies necessarily calculate EBITDA in an identical manner and therefore is not necessarily an accurate means of comparison between companies. EBITDA is not intended to represent cash flows for the period or funds available for management’s discretionary use nor has it been represented as an alternative to operating income as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. In order to compensate for differences in the calculation of EBITDA across companies, EBITDA should be evaluated in conjunction with GAAP measures such as operating income, net income, cash flow from operations and other measures of equal importance. In addition, the Company’s debt covenants in the credit agreement relating to our Credit Facility contain ratios based on an EBITDA measure as defined in Note 11, “Long-term Debt,” to the consolidated financial statements. EBITDA as presented below differs from the definition used in our Credit Facility, as further described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources.”

A reconciliation of EBITDA to cash flows provided by (used in) operations is as follows:

	Successor			Predecessor
(In thousands)	Fifty-two Weeks Ended January 2, 2010	Fifty-three Weeks Ended January 3, 2009	Period February 6, 2007 to December 29, 2007	Period December 31, 2006 to February 5, 2007	Fifty-two Weeks Ended December 30, 2006	Fifty-two Weeks Ended December 31, 2005
EBITDA	$165,861	$(286,112)	$139,780	$1,702	$176,397	$159,571
(Provision for) benefit from income taxes	(16,544)	13,036	(6,422)	(58)	(50,346)	(49,889)
Interest expense, net	(92,345)	(95,263)	(92,400)	(985)	(15,328)	(7,227)
Amortization of deferred financing costs	5,998	4,504	4,071	51	572	434
Equity-based compensation expense	857	892	670	8,638	5,772	3,418
Non-cash charge related to increased inventory carrying value	—	—	40,472	—	—	—
Deferred taxes	12,312	(19,059)	(14,132)	(3,905)	7,549	7,864
Non-cash adjustments related to restructuring	(816)	12,050	—	—	—	—
Goodwill and intangible asset impairments	1,182	462,616	—	—	—	—
Other non-cash items	6,918	(458)	1,783	(4,228)	(1,269)	2,133
Net changes in assets and liabilities	7,210	(3,565)	(598)	(11,282)	20,698	(9,761)

Cash flows from operating activities	$90,633	$88,641	$73,224	$(10,067)	$144,045	$106,543

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For goodwill, the annual impairment evaluation compares the fair value of a reporting unit to its carrying value and consists of two steps. First, we determine the fair value of each of our reporting units and compare them to the corresponding carrying values. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of the goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with the Business Combinations Topic of the ASC. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

We perform our annual impairment testing at the reporting unit level. We reviewed the provisions of the Intangibles, Goodwill and Other Topic of the ASC with respect to the criteria necessary to evaluate the number of reporting units that exist. We also considered the way we manage our operations and the nature of those operations. As of November 7, 2009, we had two reporting units: retail and wholesale.

Fair values of the reporting units are derived through a combination of market-based and income-based approaches, each of which were weighted at 50% for the impairment test performed as of November 7, 2009. The market-based approach estimates fair value by applying multiples of potential earnings, such as EBITDA and revenue, of publicly traded comparable companies. We believe this approach is appropriate because it provides a fair value using multiples from companies with operations and economic characteristics similar to our reporting units. The income-based approach is based on projected future debt-free cash flow that is discounted to present value using factors that consider the timing and risk of the future cash flows. We believe this approach is appropriate because it provides a fair value estimate based upon the reporting units expected long-term operations and cash flow performance. The income-based approach is based on a reporting unit’s future projections of operating results and cash flows. These projections are discounted to present value using a weighted average cost of capital for market participants, who are generally thought to be industry participants. The future projections are based on both past performance and the projections and assumptions used in our current operating plan. Such assumptions are subject to change as a result of changing economic and competitive conditions.

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

The Company completed its 2009 annual impairment testing of goodwill and indefinite-lived intangible assets as of November 7, 2009 and no impairment was recorded as a result of these tests. As a result of its 2008 annual impairment testing, for the year ended January 3, 2009, the Company recorded impairment charges of $366.3 million and $86.1 million related to goodwill and tradenames.

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

Included within general and administrative expenses are costs associated with corporate overhead departments, including senior management, accounting, information systems, human resources, legal, marketing, management incentive programs and bonus and other costs that are not readily allocable to either the retail or wholesale segments.

INVENTORY

We write down our inventory for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value, based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write–downs may be required. Prior to the Merger, we valued our inventory at the lower of cost or fair market value on a last–in first–out (“LIFO”) basis. At February 6, 2007, as a result of purchase accounting, inventories were revalued by approximately $43.5 million to estimated fair value. Since the Merger on February 6, 2007, we have valued our inventory at the lower of cost or market on a first–in first–out (“FIFO”) basis. Fluctuations in inventory levels along with the cost of raw materials could impact the carrying value of our inventory. Changes in the carrying value of inventory could affect our operating results.

DERIVATIVE INSTRUMENTS

The Company uses interest rate swaps to eliminate the variability of a portion of cash flows associated with the forecasted interest payments on its Term Facility. This is achieved through converting a portion of the floating rate Term Facility to a fixed rate by entering into pay-fixed interest rate swaps. During the second quarter of 2009 the Company changed the interest rate election on its Term Facility from the three-month LIBOR rate to the one-month LIBOR rate. As a result, the Company’s existing interest rate swaps were de-designated as cash flow hedges and the Company no longer accounts for these instruments using hedge accounting with changes in fair value recognized in the consolidated statement of operations. The unrealized loss included in other comprehensive income “OCI” on the date the Company changed its interest rate election is being amortized to other expense over the remaining term of the respective interest rate swap agreements.

Simultaneous with the de-designations, the Company entered into new interest rate swap agreements to further reduce the variability of cash flows associated with the forecasted interest payments on its Term Facility. These swaps are not designated as cash flow hedges and, are measured at fair value with changes in fair value recognized in the consolidated statement of operations as a component of other income (expense). Changes in the fair value of the swaps could materially affect our operating results.

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

SHARE-BASED COMPENSATION

The Company accounts for its share-based compensation in accordance with the Stock Compensation Topic of the ASC. Share based compensation charges of $0.9 million were recorded in the accompanying consolidated statements of operations for each of the fifty-two weeks ended January 2, 2010 and the fifty-three weeks ended January 3, 2009.

For periods February 6, 2007 to December 29, 2007 and December 31, 2006 to February 5, 2007, share-based compensation charges of $0.7 million and $8.6 million, respectively, were recorded in the accompanying consolidated statements of operations. The increase in share-based compensation charges during the period December 31, 2006 to February 5, 2007 was attributable to share–based compensation charges of $8.2 million as a result of the accelerated vesting associated with stock options, restricted and performance shares that resulted from the Merger.

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

The following table presents our results of operations for the fifty-two weeks ended January 2, 2010, fifty-three weeks ended January 3, 2009 and the periods February 6, 2007 to December 29, 2007 (Successor) and December 31, 2006 to February 5, 2007 (Predecessor):

(In millions)	Successor	Successor	Successor	Predecessor
	Fifty-two Weeks Ended January 2, 2010	Fifty-three Weeks Ended January 3, 2009	Period February 6, 2007 to December 29, 2007	Period December 31, 2006 to February 5, 2007
Statements of Operations Data:
Sales	$681.1	$689.1	$656.5	$51.5
Cost of sales	276.8	291.4	312.0	23.0

Gross profit	404.3	397.7	344.5	28.5
Selling expenses	198.0	196.1	174.1	14.9
General and administrative expenses	69.7	53.5	62.7	13.8
Restructuring charges	1.9	0.4	—	—
Goodwill and intangible asset impairments	—	452.4	—	—

Income (loss) from operations	134.7	(304.7)	107.7	(0.2)
Other expense, net	94.1	94.4	91.3	0.9

Income (loss) from continuing operations before provision for (benefit from) income taxes	40.6	(399.1)	16.4	(1.1)
Provision for (benefit from) income taxes	16.5	(13.0)	6.4	0.1

Income (loss) from continuing operations	24.1	(386.1)	10.0	(1.2)
Loss from discontinued operations, net of income taxes	(7.7)	(23.2)	(5.5)	(0.6)

Net income (loss)	$16.4	$(409.3)	$4.5	$(1.8)

In addition, the following table sets forth the various components of our consolidated statements of operations, expressed as a percentage of sales, for the periods indicated that are used in connection with the discussion herein.

	Successor	Successor	Successor	Predecessor
	Fifty-two Weeks Ended January 2, 2010	Fifty-three Weeks Ended January 3, 2009	Period February 6, 2007 to December 29, 2007	Period December 31, 2006 to February 5, 2007
Statements of Operations Data:
Sales:
Wholesale	41.1%	43.3%	45.3%	51.5%
Retail	58.9%	56.7%	54.7%	48.5%

Total net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	40.6%	42.3%	47.5%	44.7%

Gross profit	59.4%	57.7%	52.5%	55.3%
Selling expenses	29.1%	28.5%	26.5%	28.9%
General and administrative expenses	10.2%	7.8%	9.6%	26.9%
Restructuring charges	0.3%	—%	—%	—%
Goodwill and intangible asset impairments	—%	65.7%	—%	—%

Income (loss) from operations	19.8%	(44.3)%	16.4%	(0.5)%
Other expense, net	13.8%	13.7%	13.9%	1.9%

Income (loss) from continuing operations before provision for (benefit from) income taxes	6.0%	(58.0)%	2.5%	(2.4)%
Provision for (benefit from) income taxes	2.4%	(2.0)%	1.0%	0.1%
Income (loss) from continuing operations	3.5%	(56.0)%	1.5%	(2.3)%
Loss from discontinued operations, net of income taxes	(1.1)%	(3.4)%	(0.8)%	(1.2)%

Net income (loss)	2.4%	(59.4)%	0.7%	(3.5)%

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

In the following discussion of sales and gross profit, comparisons are made between the fifty-two week period ended January 2, 2010 (“fiscal 2009” or “2009”), fifty-three week period ended January 3, 2009 (“fiscal 2008” or “2008”) and the combined fifty-two week period ended December 29, 2007 (“fiscal 2007” or “2007”), notwithstanding the presentation in our consolidated statements of operations for the fifty-two weeks of fiscal 2007 which is comprised of the period from December 31, 2006 to February 5, 2007 (Predecessor) and the period from February 6, 2007 to December 29, 2007 (Successor). We have prepared our discussion of sales and gross profit without regard to the differentiation between the period from December 31, 2006 to February 5, 2007 (Predecessor) and the period from February 6, 2007 to December 29, 2007 (Successor). The following table represents the mathematical addition of sales and gross profit for the period December 31, 2006 to February 5, 2007 (Predecessor) and the period from February 6, 2007 to December 29, 2007 (Successor):

(In millions)	Successor	Predecessor
	Period February 6, 2007 to December 29, 2007	Period December 31, 2006 to February 5, 2007	Non-GAAP Combined Fifty- two Weeks Ended December 29, 2007
Sales	$656.5	$51.5	$708.0
Cost of sales	312.0	23.0	335.0

Gross profit	$344.5	$28.5	$373.0

We do not believe a combined discussion of our results of operations below gross profit would be meaningful and, accordingly for the discussion of our results of operations below gross profit we have prepared the following discussion by comparing fiscal 2009 and 2008 to the period from February 6, 2007 to December 29, 2007. In addition we have provided a separate stand-alone discussion for the period December 31, 2006 to February 5, 2007 (Predecessor).

EXECUTIVE SUMMARY

The current retail and economic environment continues to be difficult. General consumer spending levels, including employment levels and other economic conditions, greatly impact the retail and wholesale industries. Like other consumer-facing companies, our business continues to be negatively impacted. Declining mall traffic and reduced consumer spending impact both our retail and wholesale businesses. Our operations for the fifty-two weeks ended January 2, 2010 were significantly impacted by the volatility of the economic environment. The following is a summary of our fifty-two weeks ended January 2, 2010:

•	The fiscal year ended January 2, 2010 consisted of 52 weeks and the fiscal year ended January 3, 2009 consisted of 53 weeks.

•

During the second and third quarters of 2009 we discontinued our Illuminations and Aroma Naturals businesses. Accordingly, the results of operations for the Illuminations and Aroma Naturals businesses, including impairment charges and lease and severance obligations related to the closing thereof, are classified as discontinued operations for all periods presented. Unless otherwise noted, the discussion that follows represents continuing operations only.

•

As a result of the continued weakened economic environment, including weak retail traffic and depressed consumer spending, sales decreased 1.2% to $681.1 million in 2009 from $689.1 million in 2008. On a comparable 52 week basis, fiscal 2009 sales increased slightly from $675.9 million in fiscal 2008.

•

Comparable store and catalog and Internet sales for our Yankee Candle stores decreased 3.0% in 2009 compared to 2008. Yankee Candle comparable store sales for 2009 decreased 3.2% compared to 2008. The decrease in comparable store sales was driven by a decrease in mall traffic due to the weakened economic environment.

•	In fiscal 2009 we increased our Yankee Candle retail sales base by 35 net stores, ending the year with 498 Yankee Candle retail stores in 43 states.

•	We ended fiscal 2009 with approximately 22,800 wholesale locations, including our European operations.

•	During the fourth quarter of 2009, we repaid $103.3 million of the Term Facility.

•

In August of 2009, Barclays Capital purchased $5.0 million of the Lehman Commercial Paper, Inc. (LCP) portion of the Revolving Facility and in March 2010 Morgan Stanley purchased the remaining $10.0 million, thereby returning our total capacity on the Revolving Facility to its full $125.0 million capacity.

•	Effective September 28, 2009, we transferred the Administration Agency of our Revolving Facility from LCP to Bank of America N.A.

FIFTY-TWO WEEKS ENDED JANUARY 2, 2010 (“2009”) COMPARED TO FIFTY-THREE WEEKS ENDED JANUARY 3, 2009 (“2008”)

GENERAL

The fiscal year ended January 2, 2010 consisted of 52 weeks and the fiscal year ended January 3, 2009 consisted of 53 weeks.

SALES

Sales decreased 1.2% to $681.1 million in 2009 from $689.1 million in 2008. The additional 53rd week in 2008 contributed $9.2 million and $4.0 million in retail and wholesale sales, respectively.

Retail Sales

Retail sales increased 2.7% to $401.3 million for 2009 from $390.6 million for 2008. On a comparable 52 week basis, retail sales increased 5.2% from $381.4 million for 2008.

The increase in retail sales was achieved primarily through (i) the addition of 36 new Yankee Candle retail stores opened in 2009 which increased sales by approximately $16.3 million, (ii) increased sales in our Yankee Candle Fundraising division of approximately $5.6 million and (iii) increased sales attributable to stores opened in 2008 that have not entered the comparable store base (which in 2008 were open for less than a full year) of approximately $0.5 million. These increases were partially offset by the impact of the current economic environment which remains weakened due to high unemployment levels and depressed consumer confidence. This weakened economic environment contributed to decreased comparable store sales of approximately $10.5 million and decreased catalog and Internet sales of approximately $1.2 million.

Comparable store and catalog and Internet sales for our Yankee Candle stores decreased 3.0% in 2009 compared to 2008. Yankee Candle comparable store sales for 2009 decreased 3.2% compared to 2008. Comparable store sales represent a comparison of sales during the corresponding fiscal periods on stores in our comparable stores sales base. A store first enters our comparable store sales base in the fourteenth fiscal month of operation. The decrease in comparable store sales was driven by a decrease in mall traffic due to the weakened economic environment and low consumer confidence. There were 460 stores included in the Yankee Candle comparable store base as of January 2, 2010 as compared to 426 stores included in the Yankee Candle comparable store base as of January 3, 2009. There were 498 total retail stores open as of January 2, 2010, compared to 463 total retail stores open as of January 3, 2009. Permanently closed stores are excluded from the comparable store calculation beginning in the month in which the store closes.

Wholesale Sales

Wholesale sales, including European operations, decreased 6.3% to $279.8 million for 2009 from $298.5 million for 2008. On a comparable 52 week basis, wholesale sales decreased 5.0% from $294.5 million for 2008.

The decrease in wholesale sales was primarily due to decreased sales to domestic wholesale locations in operation prior to 2008 of approximately $43.6 million, partially offset by increased sales to domestic wholesale locations opened during the last 12 months of approximately $15.8 million, increased sales in our European operations of approximately $5.8 million and an increase in sales from new product ventures of approximately $3.2 million.

The decrease in domestic wholesale sales was primarily driven by the loss of Linens ‘N Things due to its 2008 bankruptcy, the weakened economic environment which has resulted in continued tight inventory management by our wholesale customers and the absence this year of sales from the prior year related to the 2008 test with Pier 1.

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

Gross profit increased 1.7% to $404.3 million in 2009 from $397.7 million in 2008. As a percentage of sales, gross profit increased to 59.4% in 2009 from 57.7% in 2008.

Retail Gross Profit

Retail gross profit dollars increased 4.7% to $270.8 million for 2009 from $258.6 million for 2008. The increase in gross profit dollars was primarily attributed to (i) sales increases in our retail operations, which contributed approximately $9.6 million, (ii) increased productivity in our supply chain operations, which contributed $8.5 million, (iii) the impact of price increases initiated on selected products during the first and third quarters of fiscal 2008, which, assuming no elasticity, contributed approximately $5.6 million, and (iv) increased profitability in our Yankee Candle Fundraising division of approximately $3.4 million. These increases in gross profit were partially offset by increased promotional activity of $14.9 million.

As a percentage of sales, retail gross profit increased to 67.5% for 2009 from 66.2% for 2008. The increase in retail gross profit rate was primarily the result of the (i) increased productivity in our supply chain operations of approximately 2.1%, (ii) the impact of price increases initiated on selected products during the first and third quarters of fiscal 2008, which, assuming no elasticity, contributed approximately 0.5%, offset in part by increased marketing and promotional activity of approximately 1.2% and decreased profit margin in our Yankee Candle Fundraising division of approximately 0.1%.

Wholesale Gross Profit

Wholesale gross profit dollars decreased 4.0% to $133.5 million for 2009 from $139.1 million for 2008. The decrease in gross profit dollars was primarily attributed to sales decreases within our wholesale operations, which contributed approximately $9.3 million and increased marketing and promotional activity of approximately $5.8 million. These decreases were partially offset by (i) increased productivity in our supply chain operations, which contributed approximately $6.0 million, (ii) the impact of price increases initiated on selected products during the first and third quarters of fiscal 2008, which, assuming no elasticity, contributed approximately $3.4 million and (iii) increased profitability of our new product ventures of approximately $0.1 million.

As a percentage of sales, wholesale gross profit increased to 47.7% for 2009 from 46.6% for 2008. The increase in wholesale gross profit rate was primarily the result of (i) increased productivity in our supply chain operations of approximately 2.1% , (ii) the impact of price increases initiated on selected products during the first and third quarters of fiscal 2008 which, assuming no elasticity, contributed approximately 0.6% of the increase, offset in part by decreased profit margin our new product ventures of approximately 0.5% and by increased marketing and promotional activity of approximately 1.1%.

SELLING EXPENSES

Selling expenses were $198.0 million for the fifty-two weeks ended January 2, 2010 as compared to $196.1 million for the fifty-three weeks ended January 3, 2009. These expenses are related to both wholesale and retail operations and consist of payroll, occupancy, advertising and other operating costs, as well as pre-opening costs, which are expensed as incurred. As a percentage of sales, selling expenses were 29.1% and 28.5% for the fifty-two weeks ended January 2, 2010 and the fifty-three weeks ended January 3, 2009, respectively.

Retail Selling Expenses

Retail selling expenses were $163.6 million for the fifty-two weeks ended January 2, 2010 as compared to $158.4 million for the fifty-three weeks ended January 3, 2009. These expenses relate to payroll, occupancy, advertising and other store operating costs, as well as pre–opening costs, which are expensed as incurred. As a percentage of retail sales, retail selling expenses were 40.8% and 40.6% for the fifty-two weeks ended January 2, 2010 and the fifty-three weeks ended January 3, 2009, respectively. The increase in retail selling expenses in dollars was primarily related to selling expenses incurred in the new Yankee Candle retail stores opened in 2009 and 2008, which together contributed approximately $10.3 million, offset in part by a decrease in store labor and occupancy costs of $1.4 million and reduced marketing related expense driven primarily by a reduction in catalog circulation and advertising costs of $1.4 million.

The increase in selling expenses as a percentage of sales was primarily due to the de-leveraging of selling expenses as a result of decreased comparable store sales, which contributed approximately 0.6%, new Yankee Candle retail stores opened in 2009 and 2008, which together contributed approximately 0.2%, partially offset by decreased marketing related expenses of 0.3% and a decrease in purchase accounting expense adjustments of 0.1%.

Wholesale Selling Expenses

Wholesale selling expenses were $34.4 million for the fifty-two weeks ended January 2, 2010 as compared to $37.7 million for the fifty-three weeks ended January 3, 2009. These expenses relate to payroll, advertising and other operating costs. As a percentage of wholesale sales, wholesale selling expenses were 12.3% and 12.6% for the fifty-two weeks ended January 2, 2010 and the fifty-three weeks ended January 3, 2009, respectively.

The decrease in wholesale selling expenses in dollars and rate was primarily the result of the impairment of our outstanding pre-petition receivable balance with Linens ‘N Things of approximately $4.5 million, or 1.5% during 2008, partially offset by de-leveraging of selling expenses against a smaller sales base and an increase in commission expenses of $1.1 million or 0.5%, driven mostly by increased sales in our European operations.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist primarily of personnel–related costs including senior management, accounting, information systems, human resources, legal, marketing, management incentive programs and bonus and other costs that are not readily allocable to either the retail or wholesale operations. General and administrative expenses were $69.7 million and $53.5 million for the fifty-two weeks ended January 2, 2010 and the fifty-three weeks ended January 3, 2009, respectively.

As a percentage of sales, general and administrative expenses were 10.2% and 7.8% for the fifty-two weeks ended January 2, 2010 and the fifty-three weeks ended January 3, 2009, respectively.

The increase in general and administrative expense in dollars and as a percentage of sales was driven by an increase in the management incentive plan expense assuming an above target payout in 2009 versus a partial payout in 2008, which contributed $8.2 million, changes in our benefit policies which benefited 2008 by approximately $6.7 million and increased medical insurance costs of approximately $1.0 million.

RESTRUCTURING CHARGES

Fiscal 2009

During the fifty-two weeks ended January 2, 2010, we recorded restructuring charges of $10.3 million. Included in the restructuring charge was $6.5 million of occupancy related costs, primarily consisting of lease termination costs, $1.4 million primarily related to employee severance costs, $1.2 million related to the impairment of the Aroma Naturals customer list, tradename and goodwill and $1.3 million of other costs associated with the restructuring of the business.

As of January 2, 2010, the Company has incurred charges of $22.7 million, including $12.4 million and $10.3 million recorded during the fourth quarter of 2008 and the fifty-two weeks ended January 2, 2010, respectively. As of January 2, 2010, the occupancy related accrual primarily relates to lease termination buyout agreements for the Illuminations retail stores. The lease related to the Illuminations corporate headquarters in Petaluma, California expires in March 2013. This lease will be paid through March 2013 unless the Company is able to structure a buyout agreement with the landlord.

Fiscal 2008

During the first quarter of fiscal 2008, we initiated a restructuring plan designed to close three underperforming Illuminations stores and move the Illuminations corporate headquarters from Petaluma, California our South Deerfield, Massachusetts headquarters. In connection with this restructuring plan, a charge of $1.5 million was recorded during the thirteen weeks ended March 29, 2008. Included in the restructuring charge was $0.6 million related to lease termination costs, $0.5 million related to non-cash fixed assets write-offs and other costs, and $0.4 million in employee related costs. As of March 29, 2008 the three underperforming stores had been closed.

During the fourth quarter of 2008, we initiated a restructuring plan involving the closing of the Company’s remaining 28 Illuminations retail stores and the discontinuance of the related Illuminations consumer direct business, the closing of one underperforming Yankee Candle retail store, and limited reductions in the Company’s corporate and administrative workforce. As of July 4, 2009, the Company had closed all of its Illuminations stores and had discontinued the Illuminations consumer direct business. In addition, on July 14, 2009, the Board of Directors approved a decision to discontinue the Company’s Aroma Naturals division and explore different strategic alternatives, including a potential sale. On October 21, 2009, the Company sold certain assets associated with the Aroma Naturals division. In conjunction with the decision to discontinue the Aroma Naturals division the Company performed an impairment analysis on the Aroma Naturals tradename, customer list and goodwill and determined that these assets were fully impaired. Accordingly, the results of operations of the Aroma Naturals division, including restructuring charges related to the write-off of its intangible assets and goodwill, lease and severance obligations are classified as discontinued operations for all periods presented.

During the fourth quarter of 2008, an additional $12.4 million of restructuring related charges was recorded. Included in the restructuring charge was $0.6 million related to occupancy related costs, primarily consisting of lease termination costs, $7.3 million related to fixed asset write-offs and other costs and the write-off of the Illuminations tradename of $4.5 million.

The following is a summary of restructuring charge activity for the fifty-two weeks ended January 2, 2010 and the fifty-three weeks ended January 3, 2009:

		Fifty-Two Weeks Ended January 2, 2010
	Accrued as of January 3, 2009	Expense	Costs Paid	Non-Cash Charges	Accrued as of January 2, 2010
Continuing Operations
Occupancy related	$60	$113	$(157)	$1	$17
Impairment of long-lived assets and other	5	1,112	(1,092)	(25)	—
Employee related	—	656	(624)	—	32

Total Continuing Operations	65	1,881	(1,873)	(24)	49

Discontinued Operations
Occupancy related	981	6,428	(5,783)	848	2,474
Impairment of long-lived assets and other	20	139	(151)	(8)	—
Employee related	—	695	(654)	—	41
Impairment of Aroma Naturals intangible assets and goodwill	—	1,182	—	(1,182)	—

Total Discontinued Operations	1,001	8,444	(6,588)	(342)	2,515

Total Restructuring Charges	$1,066	$10,325	$(8,461)	$(366)	$2,564

	Fifty-Three Weeks Ended January 3, 2009
	Expense	Costs Paid	Non-Cash Charges	Accrued as of January 3, 2009
Continuing Operations
Occupancy related	$(17)	$—	$77	$60
Impairment of long-lived assets and other	410	—	(405)	5

Total Continuing Operations	393	—	(328)	65

Discontinued Operations
Occupancy related	1,250	(349)	80	981
Impairment of long-lived assets and other	7,357	(42)	(7,295)	20
Employee related	350	(350)	—	—
Impairment of Illuminations tradename	4,507	—	(4,507)	—

Total Discontinued Operations	13,464	(741)	(11,722)	1,001

Total Restructuring Charges	$13,857	$(741)	$(12,050)	$1,066

OTHER EXPENSE, NET

Other expense, net was $94.1 million and $94.4 million for the fifty-two weeks ended January 2, 2010 and the fifty-three weeks ended January 3, 2009, respectively.

The primary component of other expense, net was interest expense, which was $86.1 million and $95.0 million for the fifty-two weeks ended January 2, 2010 and the fifty-three weeks ended January 3, 2009, respectively.

PROVISION FOR (BENEFIT FROM) INCOME TAXES

The provision for (benefit from) income taxes for the fifty-two weeks ended January 2, 2010 and for the fifty-three weeks ended January 3, 2009, was $16.5 million and ($13.0) million, respectively. The effective tax rates for the fifty-two weeks ended January 2, 2010 and the fifty-three weeks ended January 3, 2009 were 40.7% and 3.3%, respectively. The increase in the effective tax rate for the fifty-two weeks ended January 2, 2010 is primarily related to the goodwill and tradenames impairment charge taken in 2008 causing an impact on the effective tax rate in 2008.

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX

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

In addition, as of July 4, 2009, the Company had closed all of the Illuminations stores and discontinued the related Illuminations consumer direct business. Accordingly, the Company has classified the results of operations of the Illuminations division as discontinued operations for all periods presented. The operating results of the Illuminations and Aroma Naturals divisions, which are included in discontinued operations, are as follows:

	Fifty-two Weeks Ended January 2, 2010	Fifty-three Weeks Ended January 3, 2009
Sales	$9,793	$24,597

Loss from discontinued operations	$(12,639)	$(31,969)
Benefit from income taxes	(4,943)	(8,721)

Loss from discontinued operations, net of income taxes	$(7,696)	$(23,248)

For the fifty-two weeks ended January 2, 2010, the loss from discontinued operations included restructuring charges of $8.4 million. The $8.4 million in restructuring charges includes $1.2 million related to the impairment of Aroma Naturals. For the fifty-three weeks ended January 3, 2009, the loss from discontinued operations included restructuring charges of $13.4 million.

FIFTY-THREE WEEKS ENDED JANUARY 3, 2009 (“2008”) COMPARED TO THE PERIODS DECEMBER 31, 2006 TO FEBRUARY 5, 2007 AND FEBRUARY 6, 2007 TO DECEMBER 29, 2007 (“2007”)

GENERAL

The fiscal year ended January 3, 2009 consisted of 53 weeks and the fiscal year ended December 29, 2007 consisted of 52 weeks.

SALES

Sales decreased 2.7% to $689.1 million in 2008 from $708.0 million in 2007. The additional 53rd week in 2008 contributed $9.2 million and $4.0 million in retail and wholesale sales, respectively.

Retail Sales

Retail sales increased 1.7% to $390.6 million for 2008 from $384.0 million for 2007.

The increase in retail sales was achieved primarily through (i) the addition of 35 new Yankee Candle retail stores opened in 2008 which increased sales by approximately $14.4 million, (ii) increased sales attributable to stores opened in 2007 that have not entered the comparable store base (which in 2007 were open for less than a full year) of approximately $10.6 million, (iii) increased catalog and Internet sales of approximately $5.2 million and (iv) increased sales in our Yankee Candle Fundraising division of approximately $2.9 million, offset in part by decreased comparable store sales of approximately $26.5 million.

Comparable store and catalog and Internet sales for our Yankee Candle stores decreased 6.1% in 2008 compared to 2007. Yankee Candle comparable store sales for 2008 decreased 7.8% compared to 2007. Comparable store sales represent a comparison of sales during the corresponding fiscal periods on stores in our comparable stores sales base. A store first enters our comparable store sales base in the fourteenth fiscal month of operation. The decrease in comparable store sales was driven by a decrease in mall traffic due to the deteriorating economic environment. There were 426 stores included in the Yankee Candle comparable store base as of January 3, 2009 as compared to 401 stores included in the Yankee Candle comparable store base as of December 29, 2007. There were 463 total retail stores open as of January 3, 2009, compared to 429 total retail stores open as of December 29, 2007. Permanently closed stores are excluded from the comparable store calculation beginning in the month in which the store closes.

Wholesale Sales

Wholesale sales, including European operations, decreased 7.9% to $298.5 million for 2008 from $324.1 million for 2007.

The decrease in wholesale sales was primarily due to decreased sales to domestic wholesale locations in operation prior to 2007 of approximately $42.2 million, decreases in sales from new product ventures of $1.6 million, partially offset by increased sales to domestic wholesale locations opened during the last 12 months of approximately $12.7 million and increased sales in our European operations of approximately $5.6 million. The decrease in wholesale sales was attributed to the deteriorating economic environment in 2008.

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

Gross profit increased 6.6% to $397.7 million in 2008 from $373.0 million in 2007. As a percentage of sales, gross profit increased to 57.7% in 2008 from 52.7% in 2007. The effect of purchase accounting adjustments increased gross profit year over year by approximately $40.0 million. The increase in gross profit was primarily related to the step-up of the carrying value of inventory at the acquisition date.

Retail Gross Profit

Retail gross profit dollars increased 9.8% to $258.6 million for 2008 from $235.5 million for 2007. The increase in gross profit dollars was primarily attributed to (i) the impact of price increases initiated on selected products during the first and third quarters of fiscal 2008, which, assuming no elasticity, contributed approximately $22.7 million, (ii) the decreased impact of purchase accounting adjustments in the current year as compared to the prior year of approximately $20.7 million, (iii) increased profitability in our Yankee Candle Fundraising division of approximately $4.0 million and (iv) sales increases in our retail operations, which contributed approximately $3.0 million. These increases in gross profit were partially offset by increased promotional activity of $23.3 million, increased costs in our supply chain operations of $4.0 million.

As a percentage of sales, retail gross profit increased to 66.2% for 2008 from 61.3% for 2007. The increase in retail gross profit rate was primarily the result of the (i) decreased impact of purchase accounting adjustments of approximately 5.4%, (ii) the impact of price increases initiated on selected products during the first and third quarters of fiscal 2008, which, assuming no elasticity, contributed approximately 2.1% and (iii) increased profitability in our Yankee Candle Fundraising division of approximately 0.5% offset in part by increased marketing and promotional activity of approximately 1.9% and decreased productivity in our supply chain operations of approximately 1.2%.

Wholesale Gross Profit

Wholesale gross profit dollars increased 1.2% to $139.1 million for 2008 from $137.5 million for 2007. The increase in wholesale gross profit dollars was primarily attributable to the decreased impact of purchase accounting adjustments in the current year as compared to the prior year of approximately $17.6 million and the impact of price increases initiated on selected products during the first and third quarters of fiscal 2008, which, assuming no elasticity, contributed approximately $14.4 million, offset in part by (i) sales decreases within our wholesale operations, which contributed approximately $17.0 million, (ii) decreased productivity in our supply chain operations of $8.7 million, (iii) increased marketing and promotional activity of approximately $3.5 million and (iv) decreased profitability of our new product ventures of approximately $1.2 million.

As a percentage of sales, wholesale gross profit increased to 46.6% for 2008 from 42.4% for 2007. The increase in wholesale gross profit rate was primarily the result of the result of the decreased impact of purchase accounting adjustments in the current year as compared to the prior year of approximately 5.5% and the impact of price increases initiated on selected products during the first and third quarters of fiscal 2008 which, assuming no elasticity, contributed approximately 2.7% of the increase, offset in part by decreased productivity in supply chain operations of 3.2%, increased marketing and promotional activity of 0.6% and a decrease in new product ventures, which decreased gross profit by approximately 0.2%.

SELLING EXPENSES

Selling expenses were $196.1 million for the fifty-three weeks ended January 3, 2009 as compared to $174.1 million for the period February 6, 2007 to December 29, 2007. These expenses are related to both wholesale and retail operations and consist of payroll, occupancy, advertising and other operating costs, as well as pre-opening costs, which are expensed as incurred. As a percentage of sales, selling expenses were 28.5% and 26.5% for the fifty-three weeks ended January 3, 2009 and the period February 6, 2007 to December 29, 2007.

Selling expenses for the period December 31, 2006 to February 5, 2007 (Predecessor) were $14.9 million and represented 28.9% of sales.

Retail Selling Expenses

Retail selling expenses were $158.4 million for the fifty-three weeks ended January 3, 2009 as compared to $144.2 million for the period February 6, 2007 to December 29, 2007. Retail selling expenses were $13.2 million for the period December 31, 2006 to February 5, 2007 (Predecessor). These expenses relate to payroll, occupancy, advertising and other store operating costs, as well as pre–opening costs, which are expensed as incurred.

As a percentage of retail sales, retail selling expenses were 40.6%, 40.2% and 53.0% for the fifty-three weeks ended January 3, 2009, the period February 6, 2007 to December 29, 2007 and the period December 31, 2006 to February 5, 2007, respectively.

The increase in selling expense was primarily due to selling expenses in the new Yankee Candle retail stores opened in 2008 and 2007, which together contributed approximately $7.8 million, partially offset by a decrease in marketing expense driven by a reduction in catalog circulation and promotional mailings of approximately $2.9 million, a decrease in store labor and occupancy costs of $1.4 million and a decrease in store related packaging and supplies of $1.2 million.

The decrease in selling expenses as a percentage of sales was primarily due to a decrease in marketing expenses of approximately 0.7% and a decrease in store related packing and supplies of approximately 0.3%, offset by labor and occupancy costs de-leveraging against a smaller sales base which contributed approximately 0.6%.

Wholesale Selling Expenses

Wholesale selling expenses were $37.7 million for the fifty-three weeks ended January 3, 2009 as compared to $29.9 million for the period February 6, 2007 to December 29, 2007. For the period December 31, 2006 to February 5, 2007 (Predecessor) wholesale selling expenses were $1.6 million. These expenses relate to payroll, advertising and other operating costs. As a percentage of wholesale sales, wholesale selling expenses were 12.6%, 10.1% and 6.1% for the fifty-three weeks ended January 3, 2009, the period February 6, 2007 to December 29, 2007 and the period December 31, 2006 to February 5, 2007, respectively.

The increase in wholesale selling expenses in dollars and rate was the result of the impairment of our outstanding pre-petition receivable balance with Linens ‘N Things of approximately $4.5 million, or 1.5% and an increase in amortization of intangible assets due to the acquisition of the Company of $1.2 million, or 0.4%.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist primarily of personnel–related costs including senior management, accounting, information systems, human resources, legal, marketing, management incentive programs and bonus and other costs that are not readily allocable to either the retail or wholesale operations. General and administrative expenses were $53.5 million, $62.7 million and $13.8 million for the fifty-three weeks ended January 3, 2009 and the periods February 6, 2007 to December 29, 2007 and December 31, 2006 to February 5, 2007 (Predecessor), respectively. As a percentage of sales, general and administrative expenses were 7.8%, 9.6% and 26.9% for 2007 for the fifty-three weeks ended January 3, 2009 and the periods February 6, 2007 to December 29, 2007 and December 31, 2006 to February 5, 2007, respectively.

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

During the fourth quarter of 2008, an additional $12.4 million of restructuring related charges was recorded. Included in the restructuring charge was $0.6 million related to occupancy related costs, primarily consisting of lease termination costs, $7.3 million related to fixed asset write-offs and other costs and the write-off of the Illuminations tradename of $4.5 million.

The following is a summary of restructuring charge activity for the fifty-three weeks ended January 3, 2009 (in thousands):

	Fifty-Three Weeks Ended January 3, 2009
	Expense	Costs Paid	Non-Cash Charges	Accrued as of January 3, 2009
Continuing Operations
Occupancy related	$(17)	$—	$77	$60
Impairment of long-lived assets and other	410	—	(405)	5

Total Continuing Operations	393	—	(328)	65

Discontinued Operations
Occupancy related	1,250	(349)	80	981
Impairment of long-lived assets and other	7,357	(42)	(7,295)	20
Employee related	350	(350)	—	—
Impairment of Illuminations tradename	4,507	—	(4,507)	—

Total Discontinued Operations	13,464	(741)	(11,722)	1,001

Total Restructuring Charges	$13,857	$(741)	$(12,050)	$1,066

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

In the second step of our impairment analysis we calculated the implied fair value of goodwill for each of our two remaining reporting units: retail and wholesale. The implied fair value of goodwill was calculated similar to how goodwill is calculated in a business combination. We also performed an analysis utilizing discounted future cash flows related to certain of our intangible assets to determine the fair value of each of the respective assets. As a result of these analyses we recorded impairment charges of $366.3 million and $86.1 million related to our goodwill and tradenames, respectively, during the fourth quarter ended January 3, 2009. These impairment charges related to our reporting units: retail and wholesale.

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

PROVISION FOR (BENEFIT FROM) INCOME TAXES

The (benefit from) provision for income taxes for the fifty-three weeks ended January 3, 2009 and the period February 6, 2007 to December 29, 2007 was ($13.0) million and $6.4 million, respectively. The benefit from income taxes for the period December 31, 2006 to February 5, 2007 was $0.1 million. The effective tax rates for the fifty-three weeks ended January 3, 2009, the period February 6, 2007 to December 29, 2007 and the period December 31, 2006 to February 5, 2007 (Predecessor) were (3.3)%, 39.2% and (5.0)%, respectively. The decrease in the effective tax rate for the fifty-three weeks ended January 3, 2009 is primarily related to the goodwill and tradenames impairment charge causing the permanent tax adjustments to have a greater impact on the effective tax rate.

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX

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

	Successor		Predecessor
	Fifty-three Weeks Ended January 3, 2009	Period February 6, 2007 to December 29, 2007	Period December 31, 2006 to February 5, 2007
Sales	$24,597	$27,048	$1,831

Loss from discontinued operations	$(31,969)	$(8,763)	$(1,018)
Benefit from income taxes	(8,721)	(3,309)	(398)

Loss from discontinued operations, net of income taxes	$(23,248)	$(5,454)	$(620)

For the fifty-three weeks ended January 3, 2009, the loss from discontinued operations included restructuring charges of $13.4 million. In addition, the fifty-three weeks ended January 3, 2009, included an impairment charge of $10.2 million related to Aroma Naturals’ goodwill and tradename. There were no restructuring charges included in discontinued operations for the periods February 6, 2007 to December 29, 2007 and December 31, 2006 to February 5, 2007.

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

Subject to certain exceptions, the Credit Facility requires that 100% of the net proceeds from certain asset sales, casualty insurance, condemnations and debt issuances, and 50% (subject to step downs) from excess cash flow, as defined, for each fiscal year must be used to pay down outstanding borrowings. The calculation to determine if the Company has excess cash flow per the Credit Facility is prepared on an annual basis at the end of each fiscal year. In April 2009, we repaid $31.7 million of the Term Facility as a result of an excess cash flow requirement for the year ended January 3, 2009. During the fourth quarter of 2009, we repaid an additional $103.3 million of the Term Facility, ending the year with $11.0 million on the Revolving Facility. Subsequent to the end of the year we repaid the $11.0 million in revolver borrowings. As a result of the payment of $103.3 million, the excess cash flow calculation for the year ended January 2, 2010 has yielded no additional payment.

As a result of concerns about the stability of the financial and credit markets and the strength of counterparties during this challenging global macroeconomic environment, many financial institutions have reduced, and in some instances ceased to provide, funding to borrowers. In our case, Lehman Commercial Paper, Inc. (“LCP”), one of the lenders under our $125.0 million Revolving Facility declared bankruptcy in September 2008. LCP’s share of the Revolving Facility was 12% or $15.0 million of the total funds available under our Revolving Facility. As a result of the bankruptcy, our ability to draw upon that portion of the Revolving Facility was reduced, leaving $110.0 million in availability. In August of 2009, Barclays Capital purchased $5.0 million of the LCP portion of the Revolving Facility and in March 2010 Morgan Stanley purchased the remaining $10.0 million, thereby returning our total capacity on the Revolving Facility to its full $125.0 million capacity.

As of January 2, 2010, we had outstanding letters of credit of $2.5 million and $11.0 million outstanding under our Revolving Facility, leaving $101.5 million in availability under the Revolving Facility, excluding the $10.0 million applicable to LCP. Effective September 28, 2009, we transferred the Administration Agency of our Revolving Facility from LCP to Bank of America N.A. As of January 2, 2010, we were in compliance with all covenants under the Credit Facility.

We use interest rate swaps to eliminate the variability of a portion of cash flows associated with the forecasted interest payments on our Term Facility. This is achieved through converting a portion of the floating rate Term Facility to a fixed rate by entering into pay-fixed interest rate swaps. During the second quarter of 2009 we changed the interest rate election on our Term Facility from the three-month LIBOR rate to the one-month LIBOR rate. As a result, our existing interest rate swaps were de-designated as cash flow hedges and we no longer account for these instruments using hedge accounting with changes in fair value recognized in the condensed consolidated statement of operations. The unrealized loss included in OCI on the date we changed the interest rate election is being amortized to other expense over the remaining term of the respective interest rate swap agreements.

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

As a result of these transactions, we effectively converted our Term Facility, which is floating-rate debt, to a blended fixed-rate up to the aggregate amortizing notional value of the swaps by having the Company pay fixed-rate amounts in exchange for the receipt of the floating-rate interest payments. As of January 2, 2010, the aggregate notional value of the swaps was $409.3 million, or 88.0% of our Term Facility, resulting in a blended fixed rate of 4.54%. The aggregate notional value amortizes over the life of the swaps. Under the terms of these agreements, a monthly net settlement is made for the difference between the average fixed rate and the variable rate based upon the one-month LIBOR rate on the aggregate notional amount of the interest rate swaps. These interest rate swap agreements terminate in March 2010 and 2011.

During the second and third quarters of 2009, we entered into forward starting amortizing interest rate swaps in the aggregate notional amount of $320.7 million with a blended fixed rate of 3.49% to eliminate the variability in future interest payments by having the Company pay fixed-rate amounts in exchange for receipt of floating-rate interest payments. The effective date of the forward starting swaps is March 31, 2011, of which there are no settlements required until after that date. The forward starting swaps are not designated as cash flow hedges and, are measured at fair value with changes in fair value recognized in the consolidated statements of operations as a component of other income (expense). The forward starting swap agreements terminate in March 2013.

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

The Credit Facility contains a customary financial covenant which requires that the Company maintain at the end of each fiscal quarter, commencing with the quarter ended January 2, 2010 through the quarter ending October 2, 2010, a consolidated total secured debt (net of cash and cash equivalents not to exceed $30.0 million) to consolidated EBITDA ratio of no more than 3.75 to 1.00. The consolidated total secured debt to consolidated EBITDA ratio will change to no more than 3.25 to 1.00 for the fourth quarter ending January 1, 2011. As of January 2, 2010, the Company’s actual secured leverage ratio was 2.59 to 1.00, as calculated in accordance with the Credit Facility. As of January 2, 2010, total secured debt was approximately $467.0 million (net of $9.1 million of cash). Under the Credit Facility, EBITDA is defined as net income plus, interest, taxes, depreciation and amortization, further adjusted to add back extraordinary, unusual or non-recurring losses, non-cash stock option expense, fees and expenses related to the Transaction, fees and expenses under the Management Agreement with our equity sponsor, restructuring charges or reserves, as well as other non-cash charges, expenses or losses, and further adjusted to subtract extraordinary, unusual or non-recurring gains, other non-cash income or gains, and certain cash contributions to our common equity. Set forth below is a reconciliation of Consolidated Adjusted EBITDA, as calculated under the Credit Facility, to EBITDA and net income for the fifty-two weeks ended January 2, 2010 (in thousands):

Net income	$16,372
Income tax provision	16,544
Interest expense, net (excluding amortization of deferred financing fees)	86,347
Depreciation and amortization	46,598

EBITDA	165,861
Extraordinary, unusual or non-recurring charges	7,696
Share-based compensation expense	857
Restructuring charges	1,881
Fees paid pursuant to management agreement	1,500
Other non-cash income	2,775

Consolidated Adjusted EBITDA under the Credit Facility	$180,570

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

Cash Flows and Funding of our Operations

Our cash includes interest bearing and non-interest bearing accounts. We maintain cash balances at several financial institutions. At January 2, 2010 accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250. Uninsured balances aggregated $7.5 million at January 2, 2010.

Cash as of January 2, 2010 was $9.1 million as compared to $130.6 million as of January 3, 2009. Cash provided by operating activities for the fifty-two weeks ended January 2, 2010 was $90.6 million as compared to $88.6 million for the fifty-three weeks ended January 3, 2009. Cash provided by operating activities for the year ended January 2, 2010 includes cash paid for interest of $80.4 million as compared to cash paid for interest of $90.2 million in the prior year.

Net cash used in investing activities was $18.0 million for the fifty-two weeks ended January 2, 2010, which primarily consists of purchases of property and equipment related to new stores. Net cash used in financing activities was $194.3 million for the year ended January 2, 2010 as compared to net cash provided by financing of $55.4 million for the year ended January 3, 2009. In April 2009, we repaid $31.7 million of the Term Facility as a result of an excess cash flow covenant for the year ended January 3, 2009. During the fourth quarter of 2009, the Company repaid an additional $103.3 million of the Term Facility. As a result of the payment of $103.3 million the excess cash flow calculation for the year ended January 2, 2010 has yielded no additional payment.

We fund our operations through a combination of internally generated cash from operations and from borrowings under the Credit Facility. Our primary uses of cash are working capital requirements, new store expenditures, new store inventory purchases and debt service requirements. We anticipate that cash generated from operations together with amounts available under the Credit Facility will be sufficient to meet its future working capital requirements, new store expenditures, new store inventory purchases and debt service obligations as they become due over the next twelve months. However, our ability to fund future operating expenses and capital expenditures and our ability to make scheduled payments of interest on, to pay principal on or refinance indebtedness and to satisfy any other present or future debt obligations will depend on future operating performance which will be affected by general economic, financial and other factors beyond our control. While we do not yet have sufficient visibility to the 2010 retail environment, based upon current trends and our preliminary budget expectations we remain confident that for the foreseeable future we will have sufficient cash flow and liquidity to fund our working capital requirements and meet our debt service obligations. In addition, borrowings under our Credit Facility are dependent upon our continued compliance with the financial and other covenants contained therein.

Due to the seasonality of the business, we typically do not generate positive cash flow from operations through the first three quarters of our fiscal year. As such, we draw on the revolver portion of our Credit Facility during these times to fund operations. In the fourth quarter, these borrowings are typically repaid in full using cash generated from operations during the fourth quarter holiday season. We typically reach our peak borrowings of approximately $90.0 million during the latter part of the third quarter. However, due to the extreme disruption in the financial markets during the latter half of 2008 and the volatility of the economic environment as a whole, we strategically held our cash and did not repay our borrowings under our Revolving Facility as of January 3, 2009. We repaid $70.0 million in borrowings under our Revolving Facility during the first quarter of 2009.

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

Contractual Commitments

In addition to obligations to repay our debt obligations, we lease the majority of our retail stores under operating leases. The following table summarizes our contractual commitments including both our debt and lease obligations:

	Payments due by period (in thousands)
Contractual obligations	Total	2010	2011	2012	2013	2014	Thereafter
Debt obligations	$989,125	$—	$—	$—	$11,000	$465,125	$513,000
Operating leases	190,485	35,546	33,020	28,145	23,926	19,708	50,140
Purchase commitments (1)	28,579	28,579	—	—	—	—	—
Estimated interest payments (2)	351,074	70,359	67,294	65,751	58,316	47,028	42,326

Total contractual obligations (3)	$1,559,263	$134,484	$100,314	$93,896	$93,242	$531,861	$605,466

(1)	Includes open purchase orders for goods purchased in the ordinary course of our business, whether or not we are able to cancel such purchase orders.
(2)	Estimated interest payments are based on the outstanding debt balance of $989.1 million at January 2, 2010. The rates used in the calculation of the estimated interest payments were the rates outstanding at January 2, 2010 on the senior secured revolving credit facility, senior secured term loan, senior notes and senior subordinated notes. Includes estimated payments on interest rate swaps. The interest rate swaps expire in March 2013. These payments when made are part of interest expense in the consolidated statement of operations.
(3)	The table above excludes $2.3 million in uncertain tax positions, as we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. The $2.3 million in uncertain tax positions includes $0.1 million of accrued interest.

RECENT ACCOUNTING PRONOUNCEMENTS

Fair Value Measurements and Disclosures

In January 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that expands the required disclosures about fair value measurements. This guidance provides for new disclosures requiring the Company to (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separately information about purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements. This guidance also provides clarification of existing disclosures requiring the Company to (i) determine each class of assets and liabilities based on the nature and risks of the investments rather than by major security type and (ii) for each class of assets and liabilities, disclose the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 fair value measurements. This guidance will be effective for annual reporting periods beginning after December 15, 2009, except for the presentation of purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements, which is effective for annual reporting periods beginning after December 15, 2010. This guidance is not expected to have a material impact on the Company’s consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks relate primarily to changes in interest rates. At January 2, 2010, we had $476.1 million of floating rate debt and $513.0 million of fixed rate debt. For fixed rate debt, interest rate changes affect the fair market value, but do not impact earnings or cash flows. Conversely for floating rate debt, interest rate changes do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. The $476.1 million outstanding under our Credit Facility bears interest at variable rates. All borrowings under the Credit Facility bear interest at a rate per annum equal to an applicable margin, plus, at the Company’s option, (i) the higher of (a) the prime rate (as set forth on the British Banking Association Telerate Page 5) and (b) the federal funds effective rate, plus one-half percent (0.50%) per annum or (ii) the Eurodollar rate, and resets periodically. As of January 2, 2010, the weighted average combined interest rate on the senior secured term loan facility and senior secured revolving credit facility was 2.29%. This Credit Facility is intended to fund operating needs. Because this Credit Facility bears a variable interest rate based on market indices, our results of operations and cash flows will be exposed to changes in interest rates.

The variable nature of our obligations under the Credit Facility creates interest rate risk. In order to mitigate this risk we use interest rate swaps to eliminate the variability of a portion of cash flows associated with the forecasted interest payments on our Term Facility. This is achieved through converting a portion of the floating rate Term Facility to a fixed rate by entering into pay-fixed interest rate swaps. In essence, we convert our Term Facility, which is floating-rate debt, to a fixed-rate up to the aggregate notional value of the swaps by paying fixed-rate amounts in exchange for the receipt of floating-rate interest payments. As of January 2, 2010, the aggregate notional value of the swaps was $409.3 million, or 88.0% of our Term Facility, resulting in a blended fixed rate of 4.54%. Based on our outstanding floating rate debt and the notional amount of our interest rate swaps, as of January 2, 2010, a 1.00% increase or decrease in current market interest rates would have the effect of causing an approximately $0.7 million additional annual pre–tax charge or benefit to the Company’s results of operations.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Yankee Holding Corp.

South Deerfield, Massachusetts

We have audited the accompanying consolidated balance sheets of Yankee Holding Corp. and subsidiaries (the “Successor Company”) as of January 2, 2010 and January 3, 2009, the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows of the Successor Company for the fiscal years ended January 2, 2010 and January 3, 2009 and for the period from February 6, 2007 to December 29, 2007, and the consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows of The Yankee Candle Company, Inc. and subsidiaries (the “Predecessor Company”) for the period from December 31, 2006 to February 5, 2007. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Successor Company as of January 2, 2010 and January 3, 2009, and the results of their operations and their cash flows for the fiscal years ended January 2, 2010 and January 3, 2009 and for the period from February 6, 2007 to December 29, 2007, and the results of operations and cash flows for of the Predecessor Company for the period from December 31, 2006 to February 5, 2007 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Yankee Holding Corp. and subsidiares internal control over financial reporting as of January 2, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 30, 2010 expressed an unqualified opinion on the Successor Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Hartford, Connecticut

March 30, 2010

YANKEE HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	Successor
	January 2, 2010	January 3, 2009
ASSETS
CURRENT ASSETS:
Cash	$9,095	$130,577
Accounts receivable, net	43,928	39,153
Inventory	59,530	63,035
Prepaid expenses and other current assets	12,094	10,184
Deferred tax assets	11,208	12,869

TOTAL CURRENT ASSETS	135,855	255,818

PROPERTY AND EQUIPMENT-NET	124,768	138,222
MARKETABLE SECURITIES	1,168	540
GOODWILL	643,570	643,801
INTANGIBLE ASSETS	294,201	308,877
DEFERRED FINANCING COSTS	18,731	24,170
OTHER ASSETS	787	1,141

TOTAL ASSETS	$1,219,080	$1,372,569

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$21,648	$22,812
Accrued payroll	15,613	7,741
Accrued interest	17,844	18,042
Accrued income taxes	—	4,931
Accrued purchases of property and equipment	1,901	4,279
Other accrued liabilities	43,705	44,103
Current portion of long-term debt	—	37,650

TOTAL CURRENT LIABILITIES	100,711	139,558

DEFERRED COMPENSATION OBLIGATION	1,369	740
DEFERRED TAX LIABILITIES	91,706	75,905
LONG-TERM DEBT	989,125	1,145,475
DEFERRED RENT	10,643	10,810
OTHER LONG-TERM LIABILITIES	2,283	2,902
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock: $.01 par value; 500,000 issued and 498,880 outstanding at January 2, 2010 and 500,000 issued and 499,550 outstanding at January 3, 2009	418,187	418,107
Additional paid-in capital	2,419	1,562
Treasury stock: at cost, 1,120 shares at January 2, 2010 and 450 shares at January 3, 2009	(790)	(423)
Accumulated deficit	(388,425)	(404,797)
Accumulated other comprehensive loss	(8,148)	(17,270)

Total stockholders’ equity (deficit)	23,243	(2,821)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,219,080	$1,372,569

See notes to consolidated financial statements

YANKEE HOLDING CORP. AND SUBSIDIARIES (AND PREDECESSOR)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Successor			Predecessor
	Fifty-two Weeks Ended January 2, 2010	Fifty-three Weeks Ended January 3, 2009	Period February 6, 2007 to December 29, 2007	Period December 31, 2006 to February 5, 2007
SALES	$681,064	$689,146	$656,525	$51,552
COST OF SALES	276,793	291,445	312,026	23,020

GROSS PROFIT	404,271	397,701	344,499	28,532

OPERATING EXPENSES:
Selling expenses	197,993	196,098	174,131	14,886
General and administrative expenses	69,721	53,485	62,717	13,828
Restructuring charges	1,881	393	—	—
Goodwill and intangible asset impairments	—	452,427	—	—

Total operating expenses	269,595	702,403	236,848	28,714

INCOME (LOSS) FROM OPERATIONS	134,676	(304,702)	107,651	(182)

OTHER (INCOME) EXPENSE:
Interest income	(13)	(38)	(43)	(1)
Interest expense	86,058	94,956	92,443	986
Gain on extinguishment of debt	—	(2,131)	—	—
Other expense (income)	8,019	1,623	(1,152)	(15)

Total other expense	94,064	94,410	91,248	970

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE PROVISION FOR (BENEFIT FROM) INCOME TAXES	40,612	(399,112)	16,403	(1,152)

PROVISION FOR (BENEFIT FROM) INCOME TAXES	16,544	(13,036)	6,422	58

INCOME (LOSS) FROM CONTINUING OPERATIONS	24,068	(386,076)	9,981	(1,210)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	(7,696)	(23,248)	(5,454)	(620)

NET INCOME (LOSS)	$16,372	$(409,324)	$4,527	$(1,830)

See notes to consolidated financial statements

YANKEE HOLDING CORP. AND SUBSIDIARIES (AND PREDECESSOR)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except treasury shares)

	Common Stock		Additional Paid in Capital	Treasury Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
(Predecessor)
BALANCE, DECEMBER 30, 2006	39,846	$399	$105,718	—	$—	$8,467	$981		$115,565
Tax benefit from exercise of stock options	—	—	3,818	—	—	—	—		3,818
Share-based compensation expense	—	—	8,638	—	—	—	—		8,638
Adoption of accounting standard – Uncertain Tax Positions	—	—	—	—	—	(224)	—		(224)
Comprehensive loss:
Net loss	—	—	—	—	—	(1,830)	—	$(1,830)	(1,830)
Foreign currency translation	—	—	—	—	—	—	58	58	58

Comprehensive loss								$(1,772)

BALANCE, FEBRUARY 5, 2007	39,846	$399	$118,174	—	$—	$6,413	$1,039		$126,025
(Successor)
Issuance of common stock, net of $15,000 of issuance costs	1	$418,083	$—	—	$—	$—	$—		$418,083
Stock split	499	—	—	—	—	—	—		—
Repurchase of common stock	—	—	—	340	(294)	—	—		(294)
Share-based compensation expense	—	—	670	—	—	—	—		670
Comprehensive loss:
Net income	—	—	—	—	—	4,527	—	$4,527	4,527
Foreign currency translation	—	—	—	—	—	—	(651)	(651)	(651)
Unrealized loss on interest rate swap, net of tax	—	—	—	—	—	—	(5,730)	(5,730)	(5,730)

Comprehensive loss								$(1,854)

BALANCE, DECEMBER 29, 2007	500	418,083	670	340	(294)	4,527	(6,381)		416,605
Issuance of common stock	—	24	—	—	—	—	—		24
Repurchase of common stock	—	—	—	110	(129)	—	—		(129)
Share-based compensation expense	—	—	892	—	—	—	—		892
Comprehensive loss:
Net loss	—	—	—	—	—	(409,324)	—	$(409,324)	(409,324)
Foreign currency translation	—	—	—	—	—	—	(3,887)	(3,887)	(3,887)
Unrealized loss on interest rate swaps, net of tax	—	—	—	—	—	—	(7,002)	(7,002)	(7,002)

Comprehensive loss								$(420,213)

BALANCE, JANUARY 3, 2009	500	418,107	1,562	450	(423)	(404,797)	(17,270)		(2,821)
Issuance of common stock	—	80	—	—	—	—	—		80
Repurchase of common stock	—	—	—	670	(367)	—	—		(367)
Share-based compensation expense	—	—	857	—	—	—	—		857
Comprehensive income:
Net income	—	—	—	—	—	16,372	—	$16,372	16,372
Foreign currency translation	—	—	—	—	—	—	2,351	2,351	2,351
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	6,771	6,771	6,771

Comprehensive income								$25,494

BALANCE, JANUARY 2, 2010	500	$418,187	$2,419	1,120	$(790)	$(388,425)	$(8,148)		$23,243

See notes to consolidated financial statements

YANKEE HOLDING CORP. AND SUBSIDIARIES (AND PREDECESSOR)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Successor			Predecessor
	Fifty-two Weeks Ended January 2, 2010	Fifty-three Weeks Ended January 3, 2009	Period February 6, 2007 to December 29, 2007	Period December 31, 2006 to February 5, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$16,372	$(409,324)	$4,527	$(1,830)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on extinguishment of debt	—	(2,131)	—	—
Realized loss on derivative contracts	6,300	—	—	—
Depreciation and amortization	46,778	46,995	41,988	2,673
Unrealized (gain) loss on marketable securities	(213)	235	238	(31)
Share-based compensation expense	857	892	670	8,638
Deferred taxes	12,312	(19,056)	(14,132)	(3,905)
Non-cash charge related to increased inventory carrying value	—	—	40,472	—
Loss on disposal and impairment of property and equipment	1,132	448	640	14
Non-cash adjustments related to restructuring	(816)	12,050	—	—
Goodwill and intangible asset impairments	1,182	462,616	—	—
Investments in marketable securities	(481)	(516)	(581)	(27)
Excess tax benefit from exercise of stock options	—	—	—	(4,317)
Changes in assets and liabilities
Accounts receivable, net	(3,927)	10,333	(18,389)	179
Inventory	4,522	4,161	(2,958)	(2,739)
Prepaid expenses and other assets	2,110	(67)	(1,428)	336
Accounts payable	(1,252)	1,516	2,306	(4,443)
Income taxes	(6,321)	(9,401)	(9,456)	3,642
Accrued expenses and other liabilities	12,078	(10,110)	29,327	(8,257)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	90,633	88,641	73,224	(10,067)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(17,965)	(18,522)	(28,484)	(2,250)
Acquisition of the Company	—	—	(1,429,476)	—
Payment of contingent consideration related to business acquisitions	—	(225)	—	—

NET CASH USED IN INVESTING ACTIVITIES	(17,965)	(18,747)	(1,457,960)	(2,250)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	80	24	418,083	—
Repurchase of common stock	(367)	(129)	(294)	—
Deferred financing costs	—	—	(32,374)	—
Excess tax benefit from exercise of stock options	—	—	—	4,317
Borrowings under senior secured term loan facility	—	—	650,000	—
Borrowings under senior secured revolving credit facility	72,421	100,500	111,000	—
Borrowings under senior notes and senior subordinated notes	—	—	525,000	—
Repayment of borrowings	(266,421)	(45,005)	(295,875)	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(194,287)	55,390	1,375,540	4,317

EFFECT OF EXCHANGE RATE CHANGES ON CASH	137	(334)	39	11
NET (DECREASE) INCREASE IN CASH	(121,482)	124,950	(9,157)	(7,989)
CASH, BEGINNING OF PERIOD	130,577	5,627	14,784	22,773

CASH, END OF PERIOD	$9,095	$130,577	$5,627	$14,784

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$80,362	$90,229	$71,326	$903

Income taxes	$5,610	$5,735	$27,013	$(77)

Net decrease (increase) in accrued purchases of property and equipment	$2,378	$(1,461)	$337	$1,520

See notes to consolidated financial statements

YANKEE HOLDING CORP. AND SUBSIDIARIES (AND PREDECESSOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE FIFTY-TWO WEEKS ENDED JANUARY 2, 2010,

FIFTY-THREE WEEKS ENDED JANUARY 3, 2009 AND THE PERIODS

DECEMBER 31, 2006 TO FEBRUARY 5, 2007 AND FEBRUARY 6, 2007 TO DECEMBER 29, 2007

(in thousands, except share data)

1. NATURE OF BUSINESS

Yankee Holding Corp. and subsidiaries (“Yankee Candle” or “the Company”) is a leading designer, manufacturer and branded marketer of premium scented candles in the giftware industry. The strong brand equity of the Yankee Candle brand, coupled with its vertically integrated multi-channel business model, have enabled the Company to be a market leader in the premium scented candle market for many years. The Company designs, develops, manufactures, and distributes the majority of the products it sells which allows the Company to offer distinctive, trend-appropriate products for every season, every customer, and every room in your home. The Company has a 40-year history of offering its distinctive products and marketing them as affordable luxuries for everyone on your list. The Company offers a broad assortment of highly scented candles, innovative home fragrance products, and candle related home décor accessories in a variety of compelling fragrances, colors, styles, and price points.

The Company sells its products through several channels including wholesale customers who operate approximately 19,200 locations in North America, 498 Company-owned and operated Yankee Candle retail stores in 43 states as of January 2, 2010, a direct mail catalog, an Internet web site (www.yankeecandle.com) and our subsidiary Yankee Candle Company (Europe) LTD, which has an international wholesale customer network of approximately 3,600 locations and distributors covering 43 countries.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION – On February 6, 2007, The Yankee Candle Company, Inc. (the “Predecessor”) merged (the “Merger”) with an affiliate of Madison Dearborn Partners, LLC (“MDP”). In connection with the Merger, YCC Holdings LLC, or (“Holdings”) acquired all of the outstanding capital stock for $1,413,527 in cash. Holdings is owned by an affiliate of MDP and certain members of senior management. Holdings owns 100% of the stock of Yankee Holding Corp., (the “Parent” or “Successor”), which in turn owns 100% of the stock of The Yankee Candle Company, Inc. The accompanying audited consolidated financial statements for the period December 31, 2006 to February 5, 2007 are those of the Predecessor.

We have separated historical financial results for the Predecessor and Successor. The separate presentation is required as there was a change in accounting basis, which occurred when purchase accounting was applied to the acquisition of the Predecessor. Purchase accounting requires that the historical carrying value of assets acquired and liabilities assumed be adjusted to fair value, which may yield results that are not comparable on a period-to-period basis due to the different, and sometimes higher, cost basis associated with the allocation of the purchase price.

Unless the context specifies otherwise, “we,” “us,” “our,” or the “Company” refer to the Successor and its subsidiaries and for the periods prior to February 6, 2007, the Predecessor and its subsidiaries. The Successor is a Delaware corporation formed in connection with the Merger. The Predecessor was a Massachusetts corporation formed in 1976.

The fiscal year is the fifty-two or fifty-three weeks ending the Saturday closest to December 31. Fiscal 2009 consists of fifty-two weeks ended January 2, 2010 and fiscal 2008 consists of the fifty-three weeks ended January 3, 2009. Fiscal 2007 consists of the periods December 31, 2006 to February 5, 2007 (Predecessor) and February 6, 2007 to December 29, 2007 (Successor). The Company has assessed the impact of subsequent events through March 30, 2010, the date of the issuance of the consolidated financial statements.

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

CASH AND CASH EQUIVALENTS – The Company considers all short-term investments with maturities of three months or less at the date of purchase to be cash equivalents. The Company had no cash equivalents as of January 2, 2010 and January 3, 2009. The Company’s cash includes interest-bearing and non-interest bearing accounts.

INVENTORY – The Predecessor valued its inventories on the last–in first–out (“LIFO”) basis. The Successor values its inventories using the first–in first–out (“FIFO”) basis. Inventory quantities on hand are regularly reviewed, and where necessary provisions for excess and obsolete inventory are recorded based primarily on the Company’s forecast of product demand and production requirements.

PROPERTY AND EQUIPMENT – Property and equipment are stated at cost and are depreciated on the straight-line method based on the estimated useful lives of the various assets. The estimated useful lives are as follows:

Years
Buildings and improvements	5 -40
Computer equipment	2 - 6
Furniture and fixtures	5 -10
Equipment	2 - 10
Vehicles	3 - 5

Leasehold improvements are amortized using the straight-line method over the lesser of the estimated life of the improvement or the remaining life of the lease. Expenditures for normal maintenance and repairs are charged to expense as incurred.

MARKETABLE SECURITIES – The Company classifies the marketable securities held in its deferred compensation plan as trading securities under the Investments – Debt and Equity Securities Topic of the Accounting Standards Codification (“ASC”). In accordance with the provisions of this topic, the investment balance is stated at fair market value, which is based on third party market quotes. Unrealized gains and losses are reflected in earnings; realized gains and losses are also reflected in earnings and are computed using the specific-identification method. The assets held in the deferred compensation plan reflect amounts due to employees, but are available for general creditors of the Company in the event the Company becomes insolvent. The Company has recorded the investment balance as a non-current asset and a long-term liability entitled “deferred compensation obligation” on the consolidated balance sheets.

The marketable securities held in this plan consist of investments in mutual funds at January 2, 2010 and January 3, 2009. Unrealized gains (losses) included in operations during the fifty-two weeks ended January 2, 2010 and fifty-three weeks ended January 3, 2009 were $213 and $(235), respectively. Unrealized (losses) gains included in operations during the periods February 6, 2007 to December 29, 2007 and December 31, 2006 to February 5, 2007 were $(238) and $31, respectively.

Realized gains (losses) recorded during the fifty-two weeks ended January 2, 2010, fifty-three weeks ended January 3, 2009 and the period February 6, 2007 to December 29, 2007 were $8, $(3) and $275, respectively. There were no realized gains (losses) recognized for the period December 31, 2006 to February 5, 2007.

GOODWILL AND INTANGIBLE ASSETS – The Company accounts for goodwill and intangible assets in accordance with the Intangibles, Goodwill and Other Topic of the ASC. Under this guidance, goodwill and certain intangible assets with indefinite lives are not amortized but are subject to an annual impairment test. For goodwill, the annual impairment evaluation compares the fair value of each of the Company’s reporting units to their respective carrying value.

IMPAIRMENT OF OTHER LONG-LIVED ASSETS – The Company reviews the recoverability of its other long-lived assets (property and equipment and customer lists) when events or changes in circumstances occur that indicate that the carrying value of the assets may not be recoverable. This review is based on the Company’s ability to recover the carrying value of the assets from expected undiscounted future cash flows. If an impairment is indicated, the Company measures the loss based on the fair value of the asset using various valuation techniques. If an impairment loss exists, the amount of the loss is recorded in the consolidated statements of operations.

RESTRUCTURING CHARGES – The Company accounts for its restructuring plans in accordance with the ASC Topic Exit or Disposal Cost Obligations. Under this guidance a liability for costs associated with an exit or disposal activity is recognized and measured at fair value when the liability is incurred.

ADVERTISING – The Company expenses advertising costs as they are incurred. Advertising expense was $12,768 and $15,382 for the fifty-two weeks ended January 2, 2010 and the fifty-three weeks ended January 3, 2009, respectively. For the periods February 6, 2007 to December 29, 2007 and December 31, 2006 to February 5, 2007 the Company recognized $18,100 and $1,056, respectively.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS – The Company follows the guidance prescribed by the Fair Value Measurements and Disclosures Topic of the ASC. The Fair Value Measurements and Disclosures Topic defines fair value and provides a consistent framework for measuring fair value under GAAP, including financial statement disclosure requirements. As specified under this Topic, valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect market assumptions.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Fair Value Measurements and Disclosures

In January 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that expands the required disclosures about fair value measurements. This guidance provides for new disclosures requiring the Company to (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separately information about purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements. This guidance also provides clarification of existing disclosures requiring the Company to (i) determine each class of assets and liabilities based on the nature and risks of the investments rather than by major security type and (ii) for each class of assets and liabilities, disclose the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 fair value measurements. This guidance will be effective for annual reporting periods beginning after December 15, 2009, except for the presentation of purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements, which is effective for annual reporting periods beginning after December 15, 2010. This guidance is not expected to have a material impact on the Company’s consolidated financial statements.

3. PURCHASE ACCOUNTING

The Transactions have been accounted for as a purchase in accordance with the Business Combinations Topic of the ASC whereby the purchase price paid to effect the Transactions was allocated to record acquired assets and liabilities at fair value. The Transactions and the allocation of the purchase price have been recorded as of February 6, 2007. The purchase price was $1,429,476.

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

The unaudited pro forma results of operations provided below for the fifty-two weeks ended December 29, 2007 is presented as though the Transaction had occurred at the beginning of the period presented, after giving effect to purchase accounting adjustments relating to depreciation and amortization of revalued assets, interest expense associated with the senior secured credit facility, senior notes and senior subordinated notes as well as other acquisition related adjustments in connection with the Transactions. The pro forma results of operations are not necessarily indicative of the combined results that would have occurred had the Transactions been consummated at the beginning of the period presented, or are they necessarily indicative of future operating results.

December 29, 2007
Net sales	$736,955
Net income	$17,499

4. DISCONTINUED OPERATIONS

On July 14, 2009, the Board of Directors approved a decision to discontinue the Company’s Aroma Naturals division and explore different strategic alternatives, including a potential sale. Accordingly, the results of operations of the Aroma Naturals division, including impairment charges related to the write-off of its intangible assets and goodwill, lease and severance obligations are classified as discontinued operations for all periods presented. On October 21, 2009, the Company sold certain assets associated with the Aroma Naturals division for proceeds that were not material. In addition, as of July 4, 2009, the Company had closed all of the Illuminations stores and discontinued the related Illuminations consumer direct business. Accordingly, the Company has classified the results of operations of the Illuminations division as discontinued operations for all periods presented. The discontinued operations of both the Illuminations and Aroma Naturals businesses are as follows:

	Successor			Predecessor
	Fifty-two Weeks Ended January 2, 2010	Fifty-three Weeks Ended January 3, 2009	Period February 6, 2007 to December 29, 2007	Period December 31, 2006 to February 5, 2007
Sales	$9,793	$24,597	$27,048	$1,831

Loss from discontinued operations	$(12,639)	$(31,969)	$(8,763)	$(1,018)
Benefit from income taxes	(4,943)	(8,721)	(3,309)	(398)

Loss from discontinued operations, net of income taxes	$(7,696)	$(23,248)	$(5,454)	$(620)

For the fifty-two weeks ended January 2, 2010 the loss from discontinued operations includes a restructuring charge of $8,444 related to the impairment of Aroma Naturals’

long-lived assets and lease termination and employee severance costs. For the fifty-three weeks ended January 3, 2009, the loss from discontinued operations includes restructuring charges of $13,464, including an impairment charge of $10,189 related to Aroma Naturals’ goodwill and tradename resulting from the Company’s annual impairment analysis.

5. SHARE-BASED COMPENSATION

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

A summary of the Company’s nonvested common units as of January 2, 2010, and the activity for the fifty-two weeks ended January 2, 2010 is presented below:

	Class A Common Units	Weighted Average Calculated Value	Class B Common Units	Weighted Average Calculated Value	Class C Common Units	Weighted Average Calculated Value
Nonvested at January 3, 2009	—	—	244,204	$9.39	33,558	$13.77
Granted	1,255	—	—	—	57,644	8.37
Forfeited	—	—	(19,103)	9.39	(1,094)	13.72
Vested	(1,255)	—	(72,965)	9.39	(15,071)	12.05

Nonvested at January 2, 2010	—	—	152,136	9.39	75,037	11.56

During the fifty-two weeks ended January 2, 2010, the Company repurchased 4,469 vested Class A common units, 12,937 vested Class B common units and 334 vested Class C common units, totaling $367. The weighted average calculated value for equity awards vested during the fifty-three weeks ended January 3, 2009 and the period February 6, 2007 to December 29, 2007 was $9.77 and $9.40, respectively. The Company anticipates that all of its nonvested common units will vest.

The total estimated fair value of equity awards vested during the fifty-two weeks ended January 2, 2010 and the fifty-three weeks ended January 3, 2009 was $867 and $861, respectively. The total estimated fair value of equity awards vested during the period from February 6, 2007 to December 29, 2007 was approximately $784. Share-based compensation expense for the fifty-two weeks ended January 2, 2010 and the fifty-three weeks ended January 3, 2009 was $857 and $892, respectively. Share-based compensation expense for the period from February 6, 2007 to December 29, 2007 was $670.

As of January 2, 2010, there was approximately $2,193 of total unrecognized compensation cost related to Class B and Class C common unit equity awards and there is no unrecognized expense related to the Class A common unit equity awards as these units immediately vest. This cost is expected to be recognized over the remaining vesting period, of approximately 57 months (January 2010 – October 2014).

Presented below is a summary of assumptions for the indicated period. There were 222 Class A grants, 40,873 Class C grants and no Class B grants for the fifty-three weeks ended January 3, 2009. There were 12,086 Class B grants, 475 Class C grants and no Class A grants for the period from February 6, 2007 to December 29, 2007 by the Successor. There were no grants made for the period from December 31, 2006 to February 5, 2007 by the Predecessor.

Assumptions	Fifty-Two Weeks Ended January 2, 2010 Option Pricing Method Black-Scholes	Fifty-Three Weeks Ended January 3, 2009 Option Pricing Method Black-Scholes	Period February 6, 2007 to December 29, 2007 Option Pricing Method Black-Scholes
Weighted average calculated value of awards granted	$8.37	$13.72	$10.40
Weighted average volatility	38.6%	29.1%	30.0%
Weighted average expected term (in years)	5.0	3.9	5.0
Dividend yield	—	—	—
Weighted average risk-free interest rate	2.2%	2.2%	4.7%
Weighted average expected annual forfeitures	—	—	—

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

6. INVENTORY

As a result of the Merger, purchase accounting adjustments of approximately $43,452 were recorded to increase inventories to estimated fair value. During the period February 6, 2007 to December 29, 2007 approximately $40,472 of the increase was recorded as a cost of sales in the consolidated statement of operations as the related inventory was sold. The remainder of the purchase accounting adjustment was due to a change in the basis of accounting from LIFO to FIFO.

The components of inventory were as follows:

	January 2, 2010	January 3, 2009
Finished goods	$52,765	$54,939
Work-in-process	375	212
Raw materials and packaging	6,390	7,884

	$59,530	$63,035

7. PROPERTY AND EQUIPMENT

The components of property and equipment were as follows:

	January 2, 2010	January 3, 2009
Land and improvements	$8,240	$8,020
Buildings and improvements	102,782	95,506
Computer equipment	27,412	24,628
Furniture and fixtures	35,140	32,154
Equipment	23,676	21,899
Vehicles	49	49
Construction in progress	4,330	6,731

Total	201,629	188,987
Less: accumulated depreciation and amortization	(76,861)	(50,765)

	$124,768	$138,222

Depreciation and amortization expense related to property and equipment was $27,595 and $29,309 for the fifty-two weeks ended January 2, 2010 and fifty-three weeks ended January 3, 2009, respectively. For the periods December 31, 2006 to February 5, 2007 and February 6, 2007 to December 29, 2007 $2,504 and $26,020, respectively, was recognized in depreciation and amortization expense related to property and equipment. For the fifty-two and fifty-three weeks ended January 2, 2010 and January 3, 2009, $195 and $161, respectively, of interest was capitalized. In addition, for the periods December 31, 2006 to February 5, 2007 and February 6, 2007 to December 29, 2007, $15 and $215, respectively, of interest was capitalized.

8. FAIR VALUE MEASUREMENTS

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

The following tables represent the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of January 2, 2010 and January 3, 2009.

	Fair Value Measurements on a Recurring Basis as of January 2, 2010
	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$1,168	$—	$—	$1,168
Interest rate swap agreements	—	2,489	—	2,489

Total Assets	$1,168	$2,489	$—	$3,657

Liabilities
Interest rate swap agreements	$—	$18,927	$—	$18,927

Total Liabilities	$—	$18,927	$—	$18,927

	Fair Value Measurements on a Recurring Basis as of January 3, 2009
	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$540	$—	$—	$540

Total Assets	$540	$—	$—	$540

Liabilities
Interest rate swap agreements	$—	$20,914	$—	$20,914
Diesel hedge contract	—	346	—	346

Total Liabilities	$—	$21,260	$—	$21,260

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

The following table represents the fair values for the assets measured on a non-recurring basis as of January 2, 2010 and the total losses recognized for the fifty-two weeks ended January 2, 2010.

	Level 1	Level 2	Level 3	Total	Total Losses
Assets
Aroma Naturals intangible assets and goodwill (1)	$—	$—	$—	$—	$(1,182)

Total Assets	$—	$—	$—	$—	$(1,182)

(1)	In conjunction with the decision to discontinue the Aroma Naturals division, the Company performed an impairment analysis on the Aroma Naturals tradename, customer list and goodwill and determined that these assets were fully impaired. As a result, during the third quarter of 2009, the Company fully impaired and wrote-off the Aroma Naturals tradename, customer list and goodwill. These charges are included in loss from discontinued operations, net of income taxes in the accompanying consolidated statements of operations.

Financial Instruments Not Measured at Fair Value

The Company’s long-term debt is recorded at historical amounts. The Company estimates the fair value of its long-term debt based on current quoted market prices. At January 2, 2010, the carrying value of the Company’s senior notes, senior subordinated and senior secured term loan was $978,125 compared to a fair value of $941,004. At January 3, 2009, the carrying value of the Company’s senior notes, senior subordinated notes and Term Facility was $1,113,125 compared to a fair value of $558,461. It is impracticable for the Company to estimate the fair value of its Revolving Facility.

9. GOODWILL AND INTANGIBLE ASSETS

Goodwill

In connection with the Transactions, the Company recorded goodwill in the amount of $1,019,757. This goodwill was allocated to retail in the amount of $354,937 and wholesale in the amount of $664,820. Subsequent to the Transactions an additional $225 of goodwill was recorded in relation to an additional purchase price payment related to the Aroma Naturals acquisition.

Changes in the carrying amount of goodwill by reportable segment were as follows:

	Retail	Wholesale	Consolidated
Balance at December 29, 2007	$354,937	$665,045	$1,019,982
Impairment of goodwill	(68,286)	(306,930)	(375,216)
Resolution of tax matters (1)	(350)	(615)	(965)

Balance at January 3, 2009
Goodwill	354,587	664,430	1,019,017
Accumulated impairment losses	(68,286)	(306,930)	(375,216)

	286,301	357,500	643,801
Impairment of Aroma Naturals	—	(231)	(231)

Balance at January 2, 2010
Goodwill	354,587	664,430	1,019,017
Accumulated impairment losses	(68,286)	(307,161)	(375,447)

	$286,301	$357,269	$643,570

There were no accumulated impairment losses as of December 29, 2007.

(1)	Resolution of certain tax matters related to pre-Transaction tax positions.

Annual Impairment Testing

The Company performs its annual impairment testing at the reporting unit level. For the impairment testing as of November 1, 2008, the Company had identified four reporting units: retail, wholesale, Aroma Naturals and Illuminations. During the second and third quarters of 2009, the Company discontinued its Aroma Naturals and Illuminations businesses. As of November 7, 2009, the Company had two reporting units: retail and wholesale.

Fair values of the reporting units are derived through a combination of market-based and income-based approaches, each of which were weighted at 50% for the impairment test performed as of November 7, 2009 and November 1, 2008. The market-based approach estimates fair value by applying multiples of potential earnings, such as EBITDA and revenue, of publicly traded comparable companies. The Company believes this approach is appropriate because it provides a fair value using multiples from companies with operations and economic characteristics similar to our reporting units. The income-based approach is based on projected future debt-free cash flow that is discounted to present value using factors that consider the timing and risk of the future cash flows. The Company believes this approach is appropriate because it provides a fair value estimate based upon the reporting units expected long-term operations and cash flow performance. The income-based approach is based on a reporting unit’s future projections of operating results and cash flows. These projections are discounted to present value using a weighted average cost of capital for market participants, who are generally thought to be industry participants.

The Company completed its annual impairment testing of goodwill as of November 7, 2009, and determined that the fair value of each reporting unit exceeded its carrying value. The Company completed its annual impairment testing of goodwill and indefinite-lived intangible assets as of November 1, 2008. Based on the first step of its annual assessment it was determined that the carrying value of each of the reporting units exceeded its fair value, indicating that goodwill and intangible assets were impaired. This was primarily driven by a decline in the estimated future discounted cash flows for each reporting unit. The current adverse economic market conditions were the primary driver for the decline in the estimated future discounted cash flows. As a result of the annual impairment testing of goodwill as of November 1, 2008, the Company recorded impairment charges of $366,327. In addition, the Company recorded impairment charges of $8,889 related to its Aroma Naturals reporting unit. The Aroma Naturals impairment charge is reported in discontinued operations.

Intangible Assets

At January 2, 2010 and January 3, 2009, the carrying amount and accumulated amortization of intangible assets consisted of the following:

	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
January 2, 2010
Indefinite life:
Tradenames	N/A	$267,755	$—	$267,755

Finite-lived intangible assets:
Customer lists	5	63,675	(38,048)	25,627
Favorable lease agreements	5	2,330	(1,516)	814
Other	3	36	(31)	5

Total finite-lived intangible assets		66,041	(39,595)	26,446

Total intangible assets		$333,796	$(39,595)	$294,201

January 3, 2009
Indefinite life:
Tradenames	N/A	$267,955	$—	$267,955

Finite-lived intangible assets:
Customer lists	5	65,218	(25,500)	39,718
Favorable lease agreements	5	2,330	(1,138)	1,192
Other	3	36	(24)	12

Total finite-lived intangible assets		67,584	(26,662)	40,922

Total intangible assets		$335,539	$(26,662)	$308,877

In conjunction with the decision to discontinue the Aroma Naturals business the Company performed an impairment analysis on the Aroma Naturals tradename, customer list and goodwill and determined that these assets were fully impaired. As a result, during the third quarter of 2009, the Company fully impaired and wrote-off of the Aroma Naturals tradename, customer list and goodwill, totaling $1,182. These impairment charges are reflected in discontinued operations.

Total amortization expense from finite-lived intangible assets was $13,782 and $13,976 for the fifty-two weeks ended January 2, 2010 and fifty-three weeks ended January 3, 2009, respectively. Total amortization expense from finite–lived intangible assets was $12,686 for the period February 6, 2007 to December 29, 2007 and $178 for the period December 31, 2006 to February 5, 2007. The intangible assets are amortized on a straight line basis. Favorable lease agreements are amortized over the remaining lease term of each respective lease.

Aggregate amortization expense related to intangible assets at January 2, 2010 in each of the next five fiscal years and thereafter is expected to be as follows:

2010	$12,445
2011	12,295
2012	1,440
2013	202
2014	61
Thereafter	3

Total	$26,446

Annual Impairment Testing

The Company completed its annual impairment testing of its indefinite-lived intangible assets as of November 7, 2009, and determined that the fair value of its tradename exceeded its carrying value as of November 7, 2009. As a result of the annual impairment testing of indefinite-lived intangible assets as of November 1, 2008, the Company recorded impairment charges of $86,100. In addition, the Company recorded impairment charges of $1,300 related to the Aroma Naturals tradename. The Aroma Naturals charge is reported in discontinued operations.

10. CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at several financial institutions. At January 2, 2010 accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250. Uninsured balances aggregated $7,524 and $16,437 at January 2, 2010 and January 3, 2009, respectively.

The Company extends credit to its wholesale customers. No single customer accounted for more than 10% of total sales for any period presented herein.

11. LONG-TERM DEBT

Long-term debt consisted of the following at January 2, 2010 and January 3, 2009.

	January 2, 2010	January 3, 2009
Senior secured revolving credit facility	$11,000	$70,000
Senior secured term loan facility	465,125	600,125
Senior notes due 2015	325,000	325,000
Senior subordinated notes due 2017	188,000	188,000

Total	989,125	1,183,125
Less current portion	—	37,650

Long-term debt	$989,125	$1,145,475

Senior Secured Credit Facility

The Company’s senior secured credit facility (the “Credit Facility”) consists of a $650,000 senior secured term loan facility (“Term Facility”) maturing on February 6, 2014 and a $125,000 senior secured revolving credit facility (“Revolving Facility”), which expires on February 6, 2013.

All borrowings under the Credit Facility bear interest at a rate per annum equal to an applicable margin, plus, at the Company’s option, (i) the higher of (a) the prime rate (as set forth on the British Banking Association Telerate Page 5) and (b) the federal funds effective rate, plus one-half percent (0.50%) per annum or (ii) the Eurodollar rate, and resets periodically. In addition to paying interest on outstanding principal under the senior secured credit facility, the Company is required to pay a commitment fee to the lenders in respect of unutilized loan commitments at a rate of 0.50% per annum. As of January 2, 2010, the weighted average combined interest rate on the Term Facility and the Revolving Facility was 2.29%.

Subject to certain exceptions, the Credit Facility requires that 100% of the net proceeds from certain asset sales, casualty insurance, condemnations and debt issuances, and 50% (subject to step downs) from excess cash flow, as defined, for each fiscal year must be used to pay down outstanding borrowings. The calculation to determine if the Company has excess cash flow per the Credit Facility is prepared on an annual basis at the end of each fiscal year. In April 2009, the Company repaid $31,726 of the Term Facility as a result of an excess cash flow requirement for the year ended January 3, 2009. During the fourth quarter of 2009, the Company repaid an additional $103,274 of the Term Facility. There was no excess cash flow payment required as of January 2, 2010.

The Credit Facility contains a financial covenant which requires that the Company maintain at the end of each fiscal quarter, commencing with the quarter ended January 2,

2010 through the quarter ending October 2, 2010, a consolidated total secured debt (net of cash and cash equivalents not to exceed $30,000) to consolidated EBITDA ratio of no more than 3.75 to 1.00. The consolidated total secured debt to consolidated EBITDA ratio will change to no more than 3.25 to 1.00 for the fourth quarter ending January 1, 2011. As of January 2, 2010, the Company’s actual secured leverage ratio was 2.59 to 1.00, as calculated in accordance with the Credit Facility. As of January 2, 2010, total secured debt was $467,030 (net of $9,095 of cash). Under the Credit Facility, EBITDA is defined as net income plus, interest, taxes, depreciation and amortization, further adjusted to add back extraordinary, unusual or non-recurring losses, non-cash stock option expense, fees and expenses related to the Transaction, fees and expenses under the Management Agreement with our equity sponsor, restructuring charges or reserves, as well as other non-cash charges, expenses or losses, and further adjusted to subtract extraordinary, unusual or non-recurring gains, other non-cash income or gains, and certain cash contributions to our common equity.

As a result of concerns about the stability of the financial and credit markets and the strength of counterparties during this challenging global macroeconomic environment, many financial institutions have reduced, and in some instances ceased to provide, funding to borrowers. In the Company’s case, Lehman Commercial Paper, Inc. (“LCP”), one of the lenders under the Company’s $125,000 Revolving Facility declared bankruptcy in September 2008. LCP’s share of the Revolving Facility was 12% or $15,000 of the total funds available under the Revolving Facility. As a result of the bankruptcy, the Company’s ability to draw upon that portion of the Revolving Facility was reduced to $110,000. In August 2009, Barclays Capital purchased $5,000 of the LCP portion of the Revolving Facility and in March 2010 Morgan Stanley purchased the remaining $10,000, thereby returning the Company’s total capacity to its full $125,000. As of January 2, 2010, the Company had outstanding letters of credit of $2,524 and $11,000 outstanding under the Revolving Facility, leaving $101,476 in availability under the Revolving Facility. Subsequent to year end the Company repaid the $11,000 outstanding under the Revolving Facility. Effective September 28, 2009, the Company transferred the Administration Agency of our Revolving Facility from LCP to Bank of America N.A.

A portion of the Revolving Facility is available for the issuances of letters of credit and the making of swingline loans, and any such issuance of letters of credit or making of a swingline loan will reduce the amount available under the Revolving Facility. In conjunction with the transfer of the Administrative Agency to Bank of America N.A the Company entered into an agreement, whereby it is required to maintain a compensating balance of 8.0% of the outstanding letters of credit and swingline loans. As of January 2, 2010, $1,072 of the Company’s cash balance was related to this compensating balance requirement.

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

12. DERIVATIVE FINANCIAL INSTRUMENTS

The Company follows the guidance under the Derivatives and Hedging Topic of the ASC, which establishes accounting and reporting standards for derivative instruments. Specifically, the guidance requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either stockholders’ equity as accumulated other comprehensive income (loss) (“OCI”) or net income (loss) depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

Interest Rate Swaps

The Company uses interest rate swaps to eliminate the variability of a portion of cash flows associated with the forecasted interest payments on its Term Facility. This is achieved through converting a portion of the floating rate Term Facility to a fixed rate by entering into pay-fixed interest rate swaps. During the second quarter of 2009 the Company changed the interest rate election on its Term Facility from the three-month LIBOR rate to the one-month LIBOR rate. As a result, the Company’s existing interest rate swaps were de-designated as cash flow hedges and the Company no longer accounts for these instruments using hedge accounting with changes in fair value recognized in the consolidated statements of operations. The unrealized loss of $21,725 which was included in OCI on the date the Company changed its interest rate election is being amortized to other expense over the remaining term of the respective interest rate swap agreements. The unamortized amount as of January 2, 2010, was $9,792.

Simultaneous with the de-designations, the Company entered into new interest rate swap agreements to further reduce the variability of cash flows associated with the forecasted interest payments on its Term Facility. These swaps are not designated as cash flow hedges and, are measured at fair value with changes in fair value recognized in the consolidated statements of operations as a component of other income (expense).

As a result of these transactions, the Company effectively converted its Term Facility, which is floating-rate debt, to a blended fixed-rate up to the aggregate amortizing notional value of the swaps by having the Company pay fixed-rate amounts in exchange for the receipt of the floating-rate interest payments. As of January 2, 2010, the aggregate notional value of the swaps was $409,275, or 88.0% of the amount outstanding on our Term Facility, resulting in a blended fixed rate of 4.54%. The aggregate notional value amortizes over the life of the swaps. Under the terms of these agreements, a monthly net settlement is made for the difference between the average fixed rate and the variable rate based upon the one-month LIBOR rate on the aggregate notional amount of the interest rate swaps. These interest rate swap agreements terminate in March 2010 and 2011.

During the second and third quarters of 2009, the Company entered into forward starting, amortizing, interest rate swaps in the aggregate notional amount of $320,700 with a blended fixed rate of 3.49% to eliminate the variability in future interest payments by having the Company pay fixed-rate amounts in exchange for receipt of floating-rate interest payments. The effective date of the forward starting swaps is March 31, 2011, of which there are no settlements required until after that date. The forward starting swaps are not designated as cash flow hedges and, are measured at fair value with changes in fair value recognized in the consolidated statements of operations as a component of other income (expense). The forward starting swap agreements terminate in March 2013.

Diesel Hedge Contract

In November 2008, the Company entered into an agreement with a financial institution to hedge a portion of its diesel fuel requirements. The diesel hedge agreement expired as of December 31, 2009. During the fifty-two weeks ended January 2, 2010, the diesel hedge was recorded at fair value with the changes in fair value recognized in the consolidated statements of operations as a component of other income (expense).

The fair values of the Company’s derivative instruments as of January 2, 2010, were as follows:

	Fair Values of Derivative Instruments Asset Derivatives
		January 2, 2010
	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Interest rate swap agreements	Prepaid expenses and other current assets	$2,489

Total Derivative Assets		$2,489

	Fair Values of Derivative Instruments Liability Derivatives
		January 2, 2010
	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Interest rate swaps	Other accrued liabilities	$18,927

Total Derivative Liabilities		$18,927

The effect of derivative instruments on the consolidated statement of operations for the fifty-two weeks ended January 2, 2010, was as follows:

		Location of Realized Loss (Gain) Recognized on Derivatives
Derivatives not designated as hedging instruments
Interest rate swaps		Other expense (income)	$6,646
Diesel hedge contract		Other expense (income)	(346)

Total			$6,300

	Amount of Loss Recognized in OCI on Derivative (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Cash Flow Hedges
Interest rate swaps	$4,538	Interest expense	$3,727
		Other expense	11,933

Total	$4,538		$15,660

13. INCOME TAXES

The provision for (benefit from) income tax expense consists of the following:

	Successor			Predecessor
	Fifty-Two Weeks Ended January 2, 2010	Fifty-Three Weeks Ended January 3, 2009	Period February, 6 2007 to December 29, 2007	Period December 31, 2006 to February 5, 2007
Federal:
Current	$3,406	$5,958	$18,773	$3
Deferred	11,051	(17,407)	(13,511)	13

Total federal	14,457	(11,449)	5,262	16

State:
Current	826	460	1,781	—
Deferred	1,261	(2,047)	(621)	42

Total state	2,087	(1,587)	1,160	42

Total income tax provision (benefit)	$16,544	$(13,036)	$6,422	$58

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

The tax effect of significant items comprising the Company’s net deferred tax assets (liabilities) are as follows:

	January 2, 2010		January 3, 2009
	Current	Non-current	Current	Non-current
Deferred tax assets:
Basis differential as a result of a basis step-up for tax	$—	$38,204	$—	$49,933
Interest rate swaps	6,444	—	8,183	—
Foreign net operating loss carryforwards	—	20	81	925
Deferred compensation arrangements, including equity-based compensation	537	—	290	—
Employee benefits	19	—	85	—
Other	4,208	1,888	4,230	1,355
Deferred tax liabilities:
Fixed assets	—	(17,909)	—	(16,478)
Intangible assets	—	(113,909)	—	(111,640)

	$11,208	$(91,706)	$12,869	$(75,905)

A reconciliation of the statutory federal income tax rate and the effective rate of the provision for (benefit from) income taxes consists of the following:

	Successor			Predecessor
	Fifty-Two Weeks Ended January 2, 2010	Fifty-Three Weeks Ended January 3, 2009	Period February 6, 2007 to December 29, 2007	Period December 31, 2006 to February 5, 2007
Statutory federal income tax rate	35.0%	(35.0)%	35.0%	35.0%
State income taxes net of federal benefit	4.6	(4.1)	4.1	4.1

Combined federal and state statutory income tax rates	39.6	(39.1)	39.1	39.1
Goodwill impairment	—	35.9	—	—
Domestic production activities deduction	(0.7)	(0.2)	(5.2)	—
Non-deductible stock compensation expense	0.7	0.1	1.6	—
Non-deductible compensation	—	—	2.0	(57.0)
Foreign loss utilization and tax rate differential	—	—	(4.8)	19.9
Non-deductible transaction costs	—	—	4.0	(5.5)
Other	1.1	—	2.5	(1.5)

	40.7%	(3.3)%	39.2%	(5.0)%

The Company files income tax returns in the U.S. federal jurisdiction, various states, the United Kingdom and Germany. The Company’s earliest open U.S. federal tax year and United Kingdom tax year is 2006.

As a result of the adoption of the accounting standard – Uncertain Tax Positions, the Company recognized a $224 increase in the liability for unrecognized tax benefits, which was accounted for as a reduction in retained earnings as of December 31, 2006. The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in the provision for income taxes. For the fifty-three weeks ended January 3, 2009, the Company recognized through the consolidated statement of operations an increase in accrued interest of $89 and no expense related to penalties.

As of January 2, 2010, the Company had uncertain tax positions of $2,147 and accrued interest and penalties of $136. As of January 2, 2010, the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $462. As of January 3, 2009, the Company had uncertain tax positions of $2,370 and accrued interest and penalties of $532.

A reconciliation of the beginning and ending amount of the uncertain tax positions is as follows:

	Successor			Predecessor
	Fifty-Two Weeks Ended January 2, 2010	Fifty-Three Weeks Ended January 3, 2009	Period February 6, 2007 to December 29, 2007	Period December 31, 2006 to February 5, 2007
Balance – beginning of period	$2,370	$3,571	$1,139	$1,139
Increases related to prior periods	126	1,491	2,262	—
Increases related to current period	—	106	170	—
Decreases due to settlements with authorities	—	(2,262)	—	—
Decreases due to lapse of statutes	(349)	(536)	—	—

Balance – end of period	$2,147	$2,370	$3,571	$1,139

14. PROFIT SHARING PLAN

The Company maintains a profit sharing plan (the “Plan”) under section 401(k) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). During 2009 and 2008, under the Plan the Company made discretionary matching contributions, which were determined annually based on a percentage of the employee’s pretax contributions. Matching contributions were subject to a cap based on a percentage of the employee’s eligible compensation, as defined in the Plan. Effective April 9, 2009, the Compensation Committee changed the Company discretionary contribution from a weekly match of 50% of the first 4% of eligible compensation to a weekly match of 25% of the first 4% of eligible compensation, with an additional discretionary match of 25% of the first 4% of eligible compensation to be made at the end of the year at the discretion of the Company’s Compensation Committee.

Employer matching contributions amounted to $796 and $1,387 for the fifty-two weeks ended January 2, 2010 and the fifty-three weeks ended January 3, 2009, respectively. For the periods December 31, 2006 to February 5, 2007 and February 6, 2007 to December 29, 2007 employer matching contributions were $103 and $1,117, respectively.

15. EXECUTIVE DEFERRED COMPENSATION PLAN

The Company has an executive deferred compensation agreement with certain key employees. Under this agreement, the Company at its election may match certain elective salary deferrals of eligible employees’ compensation up to a maximum of $20 per employee per year.

In connection with the Transactions, which constituted a change in control event under the Company’s Deferred Compensation Plan, distributions totaling $2,129 were made to participants in February 2007. In February 2007, after the participant distributions, a new deferred compensation plan was established with the same key terms and conditions as the old plan. For the fifty-two weeks ended January 2, 2010 and the fifty-three weeks ended January 3, 2009 employer contributions totaled $200. Benefits paid to retired or terminated employees for the fifty-two weeks ended January 2, 2010 totaled $6. There were no benefits paid to retired or terminated employees for the fifty-three weeks ended January 3, 2009. During the period February 6, 2007 to December 29, 2007 employer contributions totaled $136 and benefits paid to retired or terminated employees were $84.

16. RESTRUCTURING CHARGES

Fiscal 2009

During the fifty-two weeks ended January 2, 2010, the Company recorded restructuring charges of $10,325. Included in the restructuring charge was $6,541 of occupancy related costs, primarily consisting of lease termination costs, $1,351 primarily related to employee severance costs, $1,182 related to the impairment of the Aroma Naturals customer list, tradename and goodwill and $1,251 of other costs associated with the restructuring of the business.

As of January 2, 2010, the Company has incurred charges of $22,707, including $12,382 and $10,325 recorded during the fourth quarter of 2008 and the fifty-two weeks ended January 2, 2010, respectively. As of January 2, 2010, the occupancy related accrual primarily relates to lease termination buyout agreements for the Illuminations retail stores. The lease related to the Illuminations corporate headquarters in Petaluma, California expires in March 2013. This lease will be paid through March 2013 unless the Company is able to structure a buyout agreement with the landlord.

Fiscal 2008

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

During the fourth quarter of 2008, we initiated a restructuring plan involving the closing of the Company’s remaining 28 Illuminations retail stores and the discontinuance of the related Illuminations consumer direct business, the closing of one underperforming Yankee Candle retail store, and limited reductions in the Company’s corporate and administrative workforce. As of July 4, 2009, the Company had closed all of its Illuminations stores and had discontinued the Illuminations consumer direct business. In addition, on July 14, 2009, the Board of Directors approved a decision to discontinue the Company’s Aroma Naturals division and explore different strategic alternatives, including a potential sale. On October 21, 2009, the Company sold certain assets associated with the Aroma Naturals division. In conjunction with the decision to discontinue the Aroma Naturals division the Company performed an impairment analysis on the Aroma Naturals tradename, customer list and goodwill and determined that these assets were fully impaired. Accordingly, the results of operations of the Aroma Naturals division, including restructuring charges related to the write-off of its intangible assets and goodwill, lease and severance obligations are classified as discontinued operations for all periods presented.

During the fourth quarter of 2008, an additional $12,382 of restructuring related charges was recorded. Included in the restructuring charge was $601 related to occupancy related costs, primarily consisting of lease termination costs, $7,274 related to fixed asset write-offs and other costs and the write-off of the Illuminations tradename of $4,507. Occupancy related non-cash adjustments represent the reversal and amortization of deferred rent as a result of the lease terminations.

The following is a summary of restructuring charge activity for the fifty-two weeks ended January 2, 2010 and the fifty-three weeks ended January 3, 2009:

	Accrued as of January 3, 2009	Fifty-Two Weeks Ended January 2, 2010			Accrued as of January 2, 2010
		Expense	Costs Paid	Non-Cash Charges
Continuing Operations
Occupancy related	$60	$113	$(157)	$1	$17
Impairment of long-lived assets and other	5	1,112	(1,092)	(25)	—
Employee related	—	656	(624)	—	32

Total Continuing Operations	65	1,881	(1,873)	(24)	49

Discontinued Operations
Occupancy related	981	6,428	(5,783)	848	2,474
Impairment of long-lived assets and other	20	139	(151)	(8)	—
Employee related	—	695	(654)	—	41
Impairment of Aroma Naturals intangible assets and goodwill	—	1,182	—	(1,182)	—

Total Discontinued Operations	1,001	8,444	(6,588)	(342)	2,515

Total Restructuring Charges	$1,066	$10,325	$(8,461)	$(366)	$2,564

	Fifty-Three Weeks Ended January 3, 2009			Accrued as of January 3, 2009
	Expense	Costs Paid	Non-Cash Charges
Continuing Operations
Occupancy related	$(17)	$—	$77	$60
Impairment of long-lived assets and other	410	—	(405)	5

Total Continuing Operations	393	—	(328)	65

Discontinued Operations
Occupancy related	1,250	(349)	80	981
Impairment of long-lived assets and other	7,357	(42)	(7,295)	20
Employee related	350	(350)	—	—
Impairment of Illuminations tradename	4,507	—	(4,507)	—

Total Discontinued Operations	13,464	(741)	(11,722)	1,001

Total Restructuring Charges	$13,857	$(741)	$(12,050)	$1,066

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

The aggregate annual future minimum lease commitments under operating leases as of January 2, 2010 are as follows:

Operating Leases
2010	$35,546
2011	33,020
2012	28,145
2013	23,926
2014	19,708
Thereafter	50,140

Total minimum lease payments	$190,485

Rent expense, including contingent rentals, for the fifty-two weeks ended January 2, 2010 and the fifty-three weeks ended January 3, 2009 was $37,260 and $37,090, respectively. For the periods December 31, 2006 to February 5, 2007 and February 6, 2007 to December 29, 2007, rent expense, including contingent rentals was $2,989 and $32,231, respectively. Included in rent expense were contingent rental payments of approximately $445, $531, $80 and $607 for fifty-two weeks ended January 2, 2010, fifty-three weeks ended January 3, 2009 and the periods December 31, 2006 to February 5, 2007 and February 6, 2007 to December 29, 2007, respectively. Contingent rental payments are based primarily on sales at respective retail locations.

Contingencies

A class action lawsuit was filed against the Company in February 2005 for alleged violations of certain California state wage and hour and employment laws with respect to certain employees in the Company’s California retail stores. In December 2007 a settlement agreement was reached pursuant to mediation, which settlement was approved by the court in 2008. Pursuant to the agreement the Company agreed to pay a total of $950 (inclusive of attorneys’ fees and administrative expenses) into a settlement fund. This amount was recorded in the Company’s consolidated statement of operations during the fourth quarter of fiscal 2007. The Company made the settlement payment on April 3, 2009.

In August 2009, in connection with the Linens ‘N Things bankruptcy proceedings, Linens Holding Co. and its affiliates (“Linens”) filed a lawsuit against the Company in United States Bankruptcy Court in the District of Delaware alleging that pursuant to the United States Bankruptcy Code Linens is entitled to recover from the Company the following amounts on the basis that they constitute “preferential transfers” under the Code: (i) approximately $5,500 in payments allegedly received by the Company from Linens during the 90-day period preceding the filing of the Linens bankruptcy cases in May 2008, (ii) approximately $1,500 in credits allegedly issued by Yankee Candle and redeemed by Linens during that 90-day period, and (iii) approximately $650 in credits allegedly issued by Yankee Candle but not yet redeemed by Linens. The Company has retained bankruptcy counsel and plans to vigorously defend this claim. The Company filed an Answer, including various affirmative defenses, in October 2009. Discovery has not yet commenced. While the Company believes it has a number of strong potential defenses to all or a significant portion of these claims, the Company cannot at this time predict with any degree of likelihood what the potential outcome of this matter may be, particularly due to the fact that discovery has not yet commenced. As of January 2, 2010, the Company did not record any amount related to these claims in its consolidated statement of operations for these reasons. If this matter were to be decided in a manner adverse to the Company, it could materially adversely impact the Company’s results of operations.

In addition, the Company is engaged in various lawsuits, either as plaintiff or defendant. In the opinion of management, the ultimate outcome of these lawsuits will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

18. RELATED PARTY TRANSACTIONS

Upon closing of the Transactions, the Company entered into a management services contract with an affiliate of MDP pursuant to which MDP provides the Company with management and consulting services and financial and advisory services on an ongoing basis for a fee of $1,500 per year, payable in equal quarterly installments, and reimbursement of out–of–pocket expenses incurred in connection with the provision of such services. For each of the fifty-two weeks ended January 2, 2010 and the fifty-three weeks ended January 3, 2009, the Company recorded $1,500 associated with the annual management fee. For the period February 6, 2007 to December 29, 2007 the Company recorded $1,313. Under this management services agreement, the Company also agreed to provide customary indemnification.

In 2009, Company had sales in the ordinary course of business of approximately $315 to Tuesday Morning Corporation, one of the Company’s wholesale customers. MDP held an interest in Tuesday Morning Corporation during 2009. In 2009, the Company purchased products in the amount of approximately $174, in the ordinary course of business from CDW Corporation, in which MDP holds an interest.

In February 2007, CapitalSource Inc., a company in which affiliates of MDP hold an approximately 7.5% interest as of January 2, 2010, purchased a portion of the Revolving Facility. During 2009, the largest amount of principal outstanding under the loan at any one time was approximately $11,500. As of January 2, 2010, the principal amount outstanding under this loan was $404. For the fifty-two weeks ended January 2, 2010, we paid $194 of interest and fees related to this loan.

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

The CEO evaluates both the Company’s retail and wholesale operations based on an “operating earnings” measure. Such measure gives recognition to specifically identifiable operating costs such as cost of sales and selling expenses. Administrative charges are generally not allocated to specific operating segments and are accordingly reflected in the unallocated/corporate/other reconciliation to the total consolidated results. As described in Note 3, “Purchase Accounting,” the Merger of the Company on February 6, 2007 resulted in several purchase accounting adjustments to record assets and liabilities acquired at fair market value. The effects of purchase accounting adjustments on the operations of the Successor are not included in segment operations below, consistent with internal reports used by the CEO. These amounts are also included in the unallocated/corporate/other column. Other components of the consolidated statements of operations, which are classified below operating income, are also not allocated to segments. The Company does not account for or report assets, capital expenditures or depreciation and amortization by segment to the CEO.

The following are the relevant data for the fifty-two weeks ended January 2, 2010, the fifty-three weeks ended January 3, 2009, the period February 6, 2007 to December 29, 2007 (Successor), and the period December 31, 2006 to February 5, 2007 (Predecessor):

Successor Fifty-Two Weeks ended January 2, 2010	Retail	Wholesale	Unallocated/ Corporate/ Other	Balance per Consolidated Statements of Operations
Sales	$401,262	$279,802	$—	$681,064
Gross profit	270,775	133,548	(52)	404,271
Selling expenses	160,227	22,216	15,550	197,993
Income (loss) from operations	110,548	111,332	(87,204)	134,676
Other expense, net	—	—	(94,064)	(94,064)
Income from continuing operations before provision for income taxes	—	—	—	40,612

Successor Fifty-Three Weeks ended January 3, 2009	Retail	Wholesale	Unallocated/ Corporate/ Other	Balance per Consolidated Statements of Operations
Sales	$390,600	$298,546	$—	$689,146
Gross profit	258,324	138,817	560	397,701
Selling expenses	154,696	25,401	16,001	196,098
Income (loss) from operations	103,628	113,416	(521,746)	(304,702)
Other expense, net	—	—	(94,410)	(94,410)
Loss from continuing operations before benefit from income taxes	—	—	—	(399,112)

Successor Period February 6, 2007 to December 29, 2007	Retail	Wholesale	Unallocated/ Corporate/ Other	Balance per Consolidated Statements of Operations
Sales	$358,947	$297,578	$—	$656,525
Gross profit	240,549	141,667	(37,717)	344,499
Selling expenses	140,574	19,140	14,417	174,131
Income (loss) from operations	99,975	122,527	(114,851)	107,651
Other expense, net	—	—	(91,248)	(91,248)
Income from continuing operations before provision for income taxes	—	—	—	16,403

Predecessor Period December 31, 2006 to February 5, 2007	Retail	Wholesale	Unallocated/ Corporate/ Other	Balance per Consolidated Statements of Operations
Sales	$25,006	$26,546	$—	$51,552
Gross profit	15,352	13,180	—	28,532
Selling expenses	13,262	1,624	—	14,886
Income (loss) from operations	2,090	11,556	(13,828)	(182)
Other expense, net	—	—	(970)	(970)
Loss from continuing operations before benefit from income taxes	—	—	—	(1,152)

For the fifty-two weeks ended January 2, 2010, the fifty-three weeks ended January 3, 2009, the period February 6, 2007 to December 29, 2007 and the period December 31, 2006 to February 5, 2007 revenues from the Company’s international operations were $54,668, $48,057, $40,608 and $2,021, respectively. Long lived assets of the Company’s international operations were approximately $1,537 and $877 as of January 2, 2010 and January 3, 2009, respectively.

20. WRITE OFF OF RECEIVABLE

The Company accounts for its loss contingencies in accordance with the Contingencies Topic of the ASC, which requires that an estimated loss is recorded when information available prior to the issuance of the financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. If the threshold of probable is not met disclosure of the contingency should be made when there is at least a reasonable possibility that a loss has been incurred.

On May 2, 2008, one of the Company’s wholesale customers, Linens ‘N Things, filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The Company had an outstanding pre-petition receivable balance due from Linens ‘N Things and is an unsecured creditor with respect to that receivable. During the quarter ended June 28, 2008, the Company determined it was probable that the outstanding pre-petition receivable balance with Linens ‘N Things had become impaired and recorded a bad debt provision in the amount of $4,500.

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

Condensed consolidating financial information is as follows:

YANKEE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

January 2, 2010

(in thousands)

	Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash	$—	$4,588	$2,151	$2,356	$—	$9,095
Accounts receivable, net	—	34,250	227	9,451	—	43,928
Inventory	—	51,377	79	8,074	—	59,530
Prepaid expenses and other current assets	—	11,198	262	634	—	12,094
Deferred tax assets	—	11,021	187	—	—	11,208

TOTAL CURRENT ASSETS	—	112,434	2,906	20,515	—	135,855

PROPERTY AND EQUIPMENT, NET	—	123,177	54	1,537	—	124,768
MARKETABLE SECURITIES	—	1,168	—	—	—	1,168
GOODWILL	—	643,570		—	—	643,570
INTANGIBLE ASSETS	—	293,789		412	—	294,201
DEFERRED FINANCING COSTS	—	18,731	—	—	—	18,731
OTHER ASSETS	—	782	—	5	—	787
INTERCOMPANY RECEIVABLES	—	14,799	561	—	(15,360)	—
INVESTMENT IN SUBSIDIARIES	23,243	5,499	—	—	(28,742)	—

TOTAL ASSETS	$23,243	$1,213,949	$3,521	$22,469	$(44,102)	$1,219,080

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$20,943	$88	$617	$—	$21,648
Accrued payroll	—	15,357	29	227	—	15,613
Accrued interest	—	17,844	—	—	—	17,844
Accrued purchases of property and equipment	—	1,901	—	—	—	1,901
Other accrued liabilities	—	39,535	2,039	2,131	—	43,705

TOTAL CURRENT LIABILITIES	—	95,580	2,156	2,975	—	100,711

DEFERRED COMPENSATION OBLIGATION	—	1,369	—	—	—	1,369
DEFERRED TAX LIABILITIES	—	91,706	—	—	—	91,706
LONG-TERM DEBT	—	989,125	—	—	—	989,125
DEFERRED RENT	—	10,643	—	—	—	10,643
OTHER LONG-TERM LIABILITIES	—	2,283	—	—	—	2,283
INTERCOMPANY PAYABLES	—	—	—	15,360	(15,360)	—
STOCKHOLDERS’ EQUITY	23,243	23,243	1,365	4,134	(28,742)	23,243

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,243	$1,213,949	$3,521	$22,469	$(44,102)	$1,219,080

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

YANKEE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Fifty-Two Weeks Ended January 2, 2010

(in thousands)

	Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
Sales	$—	$657,470	$2,867	$50,475	$(29,748)	$681,064
Cost of sales	—	259,965	814	44,014	(28,000)	276,793

Gross profit	—	397,505	2,053	6,461	(1,748)	404,271

Selling expenses	—	185,190	2,065	10,978	(240)	197,993
General and administrative expenses	—	69,523	—	—	198	69,721
Restructuring charges	—	1,881	—	—	—	1,881

Income (loss) from operations	—	140,911	(12)	(4,517)	(1,706)	134,676

Interest income	—	(4)	—	(9)	—	(13)
Interest expense	—	86,058	—	—	—	86,058
Other expense (income)	—	12,918	—	(4,899)	—	8,019

Income (loss) before provision for (benefit from) income taxes	—	41,939	(12)	391	(1,706)	40,612

Provision for (benefit from) income taxes	—	17,135	(5)	109	(695)	16,544

Income (loss) from continuing operations	—	24,804	(7)	282	(1,011)	24,068
Loss from discontinued operations, net of income taxes		(7,696)	—	—	—	(7,696)

Income (loss) before equity in earnings of subsidiaries	—	17,108	(7)	282	(1,011)	16,372

Equity in earnings of subsidiaries	(16,372)	(275)	—	—	16,647	—

Net (loss) income	$16,372	$17,383	$(7)	$282	$(17,658)	$16,372

YANKEE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Fifty-Three Weeks Ended January 3, 2009

(in thousands)

	Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
Sales	$—	$662,028	$3,083	$44,688	$(20,653)	$689,146
Cost of sales	—	274,547	859	36,458	(20,419)	291,445

Gross profit	—	387,481	2,224	8,230	(234)	397,701

Selling expenses	—	184,682	2,258	9,398	(240)	196,098
General and administrative expenses	—	53,310	—	—	175	53,485
Restructuring charges	—	393	—	—	—	393
Goodwill and intangible asset impairments		452,427	—	—	—	452,427

Loss from operations	—	(303,331)	(34)	(1,168)	(169)	(304,702)

Interest income	—	(14)	—	(24)	—	(38)
Interest expense	—	94,956	—	—	—	94,956
Gain on extinguishment of debt	—	(2,131)	—	—	—	(2,131)
Other expense (income)	—	2,233	—	(610)	—	1,623

Loss before benefit from income taxes	—	(398,375)	(34)	(534)	(169)	(399,112)

Benefit from income taxes	—	(12,875)	(1)	(152)	(8)	(13,036)

Loss from continuing operations	—	(385,500)	(33)	(382)	(161)	(386,076)
Loss from discontinued operations, net of income taxes	—	(13,256)	(9,992)	—	—	(23,248)

Loss before equity in earnings of subsidiaries	—	(398,756)	(10,025)	(382)	(161)	(409,324)

Equity in losses of subsidiaries	409,324	10,407	—	—	(419,731)	—

Net loss	$(409,324)	$(409,163)	$(10,025)	$(382)	$419,570	$(409,324)

YANKEE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Period February 6, 2007 to December 29, 2007

(in thousands)

	Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
Sales	$—	$631,728	$2,914	$37,382	$(15,499)	$656,525
Cost of sales	—	293,439	813	33,631	(15,857)	312,026

Gross profit	—	338,289	2,101	3,751	358	344,499

Selling expenses	—	163,563	1,863	8,705	—	174,131
General and administrative expenses	—	62,717	—	—	—	62,717

Income (loss) from operations	—	112,009	238	(4,954)	358	107,651

Interest income	—	—	—	(43)	—	(43)
Interest expense	—	92,443	—	—	—	92,443
Other expense (income)	—	2,766	—	(3,918)	—	(1,152)

Income (loss) before provision for (benefit from) income taxes	—	16,800	238	(993)	358	16,403
Provision for (benefit from) income taxes	—	6,510	64	(297)	145	6,422

Income (loss) from continuing operations	—	10,290	174	(696)	213	9,981
Loss from discontinued operations, net of income taxes		(4,303)	(1,151)	—		(5,454)

Income (loss) before equity in earnings of subsidiaries	—	5,987	(977)	(696)	213	4,527
Equity in earnings of subsidiaries	(4,527)	1,673	—	—	2,854	—

Net income (loss)	$4,527	$4,314	$(977)	$(696)	$(2,641)	$4,527

YANKEE HOLDING CORP. AND SUBSIDIARIES (PREDECESSOR)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Period December 31, 2006 to February 5, 2007

(in thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
Sales	$51,338	$248	$1,747	$(1,781)	$51,552
Cost of sales	22,713	74	1,473	(1,240)	23,020

Gross profit	28,625	174	274	(541)	28,532

Selling expenses	14,151	184	551	—	14,886
General and administrative expenses	13,828	—	—	—	13,828

Income (loss) from operations	646	(10)	(277)	(541)	(182)

Interest income	—	—	(1)	—	(1)
Interest expense	986	—	—	—	986
Other (income) expense	(39)	—	24	—	(15)

Loss before benefit from income taxes	(301)	(10)	(300)	(541)	(1,152)
Provision for (benefit from) income taxes	192	41	(90)	(85)	58

Loss from continuing operations	(493)	(51)	(210)	(456)	(1,210)
Loss from discontinued operations, net of income taxes	(524)	(96)	—	—	(620)

Loss before equity in earnings of subsidiaries	(1,017)	(147)	(210)	(456)	(1,830)
Equity in earnings of subsidiaries	357	—	—	(357)	—

Net loss	$(1,374)	$(147)	$(210)	$(99)	$(1,830)

YANKEE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Fifty-Two Weeks Ended January 2, 2010

(in thousands)

	Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$16,372	$17,383	$(7)	$282	$(17,658)	$16,372
Adjustments to reconcile net income to net cash provided by operating activities:
Realized loss on derivative contracts	—	6,300	—	—	—	6,300
Depreciation and amortization	—	46,336	20	422	—	46,778
Unrealized gain on marketable securities	—	(213)	—	—	—	(213)
Share-based compensation expense	—	857	—	—	—	857
Deferred taxes	—	12,213	99	—	—	12,312
Loss on disposal of property and equipment	—	1,129	—	3	—	1,132
Non-cash adjustments related to restructuring	—	(816)	—	—	—	(816)
Goodwill and intangible asset impairments	—	1,182	—	—	—	1,182
Investments in marketable securities	—	(481)	—	—	—	(481)
Equity in earnings of subsidiaries	(16,372)	(275)	—	(1,011)	17,658	—
Changes in assets and liabilities
Accounts receivable, net	—	(2,325)	(12)	(1,590)	—	(3,927)
Inventory	—	5,073	10	(561)	—	4,522
Prepaid expenses and other assets	—	2,252	(59)	(83)	—	2,110
Accounts payable	—	(774)	68	(546)	—	(1,252)
Income Taxes	—	(6,321)	—	—	—	(6,321)
Accrued expenses and other liabilities	—	10,314	(255)	2,019	—	12,078

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	—	91,834	(136)	(1,065)	—	90,633

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(17,067)	(2)	(896)	—	(17,965)
Intercompany payables/receivables	—	(3,929)	—	—	3,929	—

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	—	(20,996)	(2)	(896)	3,929	(17,965)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	—	80	—	—	—	80
Repurchase of common stock	—	(367)	—	—	—	(367)
Borrowings under senior secured revolving credit facility	—	72,421	—	—	—	72,421
Repayments of borrowings	—	(266,421)	—	—	—	(266,421)
Intercompany payables/receivables	—	—	142	3,787	(3,929)	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	—	(194,287)	142	3,787	(3,929)	(194,287)

EFFECT EXCHANGE RATE CHANGES ON CASH	—	—	—	137	—	137
NET INCREASE (DECREASE) IN CASH	—	(123,449)	4	1,963	—	(121,482)

CASH, BEGINNING OF PERIOD	—	128,037	2,147	393	—	130,577

CASH, END OF PERIOD	$—	$4,588	$2,151	$2,356	$—	$9,095

YANKEE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Fifty-Three Weeks Ended January 3, 2009

(in thousands)

	Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(409,324)	$(409,163)	$(10,025)	$(382)	$419,570	$(409,324)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	46,098	575	322	—	46,995
Unrealized loss on marketable securities	—	235	—	—	—	235
Equity based compensation expense	—	892	—	—	—	892
Deferred taxes	—	(19,198)	142	—	—	(19,056)
Non-cash adjustments related to restructuring	—	12,050	—	—	—	12,050
Goodwill and intangible asset impairments	—	452,427	10,189	—	—	462,616
Loss on disposal and impairment of property and equipment	—	448	—	—	—	448
Investments in marketable securities	—	(516)	—	—	—	(516)
Gain on extinguishment of debt	—	(2,131)	—	—	—	(2,131)
Equity in earnings of subsidiaries	409,324	10,407	—	(161)	(419,570)	—
Changes in assets and liabilities
Accounts receivable, net	—	9,299	468	566	—	10,333
Inventory	—	5,737	(226)	(1,350)	—	4,161
Prepaid expenses and other assets	—	592	(175)	(484)	—	(67)
Accounts payable	—	1,099	(65)	482	—	1,516
Income Taxes	—	(9,401)	—	—	—	(9,401)
Accrued expenses and other liabilities	—	(10,853)	(396)	1,139	—	(10,110)

NET CASH PROVIDED BY OPERATING ACTIVITIES	—	88,022	487	132	—	88,641

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(18,240)	(47)	(235)	—	(18,522)
Payment of contingent consideration on Aroma Naturals	—	—	(225)	—	—	(225)
Intercompany payables/receivables	—	1,549	—	—	(1,549)	—

NET CASH USED IN INVESTING ACTIVITIES	—	(16,691)	(272)	(235)	(1,549)	(18,747)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of borrowings	—	(45,005)	—	—	—	(45,005)
Net proceeds from issuance of common stock	—	24	—	—	—	24
Borrowings under senior secured revolving credit facility	—	100,500	—	—	—	100,500
Repurchase of common stock	—	(129)	—	—	—	(129)
Intercompany payables/receivables	—	—	(409)	(1,140)	1,549	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	—	55,390	(409)	(1,140)	1,549	55,390

EFFECT EXCHANGE RATE CHANGES ON CASH	—	—	—	(334)	—	(334)
NET INCREASE (DECREASE) IN CASH	—	126,721	(194)	(1,577)	—	124,950

CASH, BEGINNING OF PERIOD	—	1,316	2,341	1,970	—	5,627

CASH, END OF PERIOD	$—	$128,037	$2,147	$393	$—	$130,577

YANKEE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Period February 6, 2007 to December 29, 2007

(in thousands)

	Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,527	$4,314	$(977)	$(696)	$(2,641)	$4,527
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	41,514	237	237	—	41,988
Unrealized loss on marketable securities	—	238	—	—	—	238
Equity based compensation expense	—	670	—	—	—	670
Deferred taxes	—	(14,025)	(107)	—	—	(14,132)
Non-cash charge related to increased inventory carrying value	—	40,472	—	—	—	40,472
Loss on disposal and impairment of property and equipment	—	640	—	—	—	640
Investments in marketable securities	—	(581)	—	—	—	(581)
Equity in earnings of subsidiaries	(4,527)	1,673	—	213	2,641	—
Changes in assets and liabilities
Accounts receivable, net	—	(13,024)	(668)	(4,697)	—	(18,389)
Inventory	—	(2,572)	(147)	(239)	—	(2,958)
Prepaid expenses and other assets	—	(3,635)	2,086	121	—	(1,428)
Accounts payable	—	2,396	133	(223)	—	2,306
Income Taxes Payable	—	(9,844)	371	17	—	(9,456)
Accrued expenses and other liabilities	—	29,144	869	(686)	—	29,327

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	—	77,380	1,797	(5,953)	—	73,224

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(28,249)	(69)	(166)	—	(28,484)
Acquisition of the Company	—	(1,429,476)	—	—	—	(1,429,476)
Intercompany payables/receivables	(418,083)	(4,660)	—	—	422,743	—

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(418,083)	(1,462,385)	(69)	(166)	422,743	(1,457,960)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of borrowings	—	(295,875)	—	—	—	(295,875)
Net proceeds from issuance of common stock	418,083	—	—	—	—	418,083
Borrowings under senior secured term loan facility	—	650,000	—	—	—	650,000
Deferred financing costs	—	(32,374)	—	—	—	(32,374)
Borrowings under senior secured revolving credit facility	—	111,000	—	—	—	111,000
Borrowings under senior notes and senior subordinated notes	—	525,000	—	—	—	525,000
Repurchase of common stock	—	(294)	—	—	—	(294)
Intercompany payables/receivables	—	418,083	(1,543)	6,203	(422,743)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	418,083	1,375,540	(1,543)	6,203	(422,743)	1,375,540

EFFECT EXCHANGE RATE CHANGES ON CASH	—	—	—	39	—	39
NET INCREASE (DECREASE) IN CASH	—	(9,465)	185	123	—	(9,157)

CASH, BEGINNING OF PERIOD	—	10,781	2,156	1,847	—	14,784

CASH, END OF PERIOD	$—	$1,316	$2,341	$1,970	$—	$5,627

YANKEE HOLDING CORP. AND SUBSIDIARIES (PREDECESSOR)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Period December 31, 2006 to February 5, 2007

(in thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,374)	$(147)	$(210)	$(99)	$(1,830)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,608	46	19	—	2,673
Unrealized gain on marketable securities	(31)	—	—	—	(31)
Equity based compensation expense	8,638	—	—	—	8,638
Deferred taxes	(3,905)	—	—	—	(3,905)
Loss on disposal and impairment of property and equipment	14	—	—	—	14
Investments in marketable securities	(27)	—	—	—	(27)
Excess tax benefit from exercise of stock options	(4,317)	—	—	—	(4,317)
Equity in earnings of subsidiaries	357	—	(456)	99	—
Changes in assets and liabilities
Accounts receivable, net	(1,190)	159	1,210	—	179
Inventory	(2,396)	152	(495)	—	(2,739)
Prepaid expenses and other assets	697	1	(362)	—	336
Accounts payable	(3,895)	(191)	(357)	—	(4,443)
Income taxes payable	3,642	—	—	—	3,642
Accrued expenses and other liabilities	(7,437)	(550)	(270)	—	(8,257)

NET CASH USED IN OPERATING ACTIVITIES	(8,616)	(530)	(921)	—	(10,067)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,247)	—	(3)	—	(2,250)
Intercompany payables/receivables	660	—	—	(660)	—

NET CASH USED IN INVESTING ACTIVITIES	(1,587)	—	(3)	(660)	(2,250)

CASH FLOWS FROM FINANCING ACTIVITIES:
Excess tax benefit from exercise of stock options	4,317	—	—	—	4,317
Intercompany payables/receivables	—	324	(984)	660	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	4,317	324	(984)	660	4,317

EFFECT EXCHANGE RATE CHANGES ON CASH	—	—	11	—	11

NET DECREASE IN CASH	(5,886)	(206)	(1,897)	—	(7,989)
CASH, BEGINNING OF PERIOD	16,667	2,362	3,744	—	22,773

CASH, END OF PERIOD	$10,781	$2,156	$1,847	$—	$14,784

22. VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts	Balance at Beginning of Fiscal Year	Charged to Costs and Expenses	Deductions From Reserves	Balance at End of Fiscal Year
Year Ended January 2, 2010:
Allowance for doubtful accounts	$6,238	$382	$(4,738)	$1,882

Year Ended January 3, 2009:
Allowance for doubtful accounts	$2,333	$4,839	$(934)	$6,238

Period February 6, 2007 to December 29, 2007:
Allowance for doubtful accounts	$921	$1,490	$(78)	$2,333

Period December 31, 2006 to February 5, 2007:
Allowance for doubtful accounts	$928	$22	$(29)	$921

Amounts charged to deductions from reserves represent the write-off of uncollectible balances.

23. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Thirteen Weeks Ended April 4, 2009	Thirteen Weeks Ended July 4, 2009	Thirteen Weeks Ended October 3, 2009	Thirteen Weeks Ended January 2, 2010
Sales	$119,218	$118,853	$168,748	$274,245
Cost of sales	51,766	51,533	71,232	102,261

Gross profit	67,452	67,320	97,516	171,984
Selling expenses	45,664	45,675	48,291	58,359
General and administrative expenses	14,936	15,046	19,346	20,393
Restructuring charges	748	227	906	—

Income from operations	6,104	6,372	28,973	93,232
Interest income	(10)	(1)	(1)	(1)
Interest expense	21,716	21,824	20,740	21,779
Other expense	1,439	40	5,929	614

(Loss) income before (benefit from) provision for income taxes	(17,041)	(15,491)	2,305	70,840
(Benefit from) provision for income taxes	(7,094)	(7,050)	1,045	29,644

(Loss) income from continuing operations	(9,947)	(8,441)	1,260	41,196
Loss from discontinued operations, net of income taxes	(1,542)	(4,081)	(1,995)	(78)

Net (loss) income	$(11,489)	$(12,522)	$(735)	$41,118

	Thirteen Weeks Ended March 29, 2008	Thirteen Weeks Ended June 28, 2008	Thirteen Weeks Ended September 27, 2008	Fourteen Weeks Ended January 3, 2009
Sales	$135,167	$122,653	$176,198	$255,128
Cost of sales	60,217	52,554	78,426	100,246

Gross profit	74,950	70,099	97,772	154,882
Selling expenses	44,995	48,039	47,044	56,021
General and administrative expenses	14,414	14,691	15,388	8,992
Restructuring charges	—	—	—	393
Goodwill and intangible asset impairments	—	—	—	452,427 (1)

Income (loss) from operations	15,541	7,369	35,340	(362,951)
Interest income	(12)	(5)	(5)	(16)
Interest expense	23,808	22,968	23,104	25,076
Gain on extinguishment of debt	—	(2,131)	—	—
Other (income) expense	(101)	(47)	40	1,732

(Loss) income before (benefit from) provision for income taxes	(8,154)	(13,416)	12,201	(389,743)
(Benefit from) provision for income taxes	(3,218)	(5,223)	4,117	(8,713)

(Loss) income from continuing operations	(4,936)	(8,193)	8,084	(381,030)
Loss from discontinued operations, net of income taxes	(2,922)	(1,149)	(1,344)	(17,833)

Net (loss) income	$(7,858)	$(9,342)	$6,740	$(398,863)

(1)

We completed our annual impairment testing of goodwill and indefinite-lived intangible assets as of November 1, 2008. As a result of the annual impairment testing, we recorded an impairment charges of $452.4 million related to our goodwill and indefinite lived intangible assets during the fourth quarter of 2008.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

1. Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of January 2, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of January 2, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management assessed the effectiveness of our internal control over financial reporting as of January 2, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of January 2, 2010 our internal control over financial reporting is effective based on the above criteria.

Deloitte & Touche LLP, our independent auditors, have issued an audit report on the effectiveness of our internal control over financial reporting. This report appears on page 61 of this Annual Report on Form 10-K.

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

(b) Attestation Report of Independent Auditor

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Yankee Holding Corp.

South Deerfield, Massachusetts

We have audited the internal control over financial reporting of Yankee Holding Corp. and subsidiaries (the “Company”) as of January 2, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of January 2, 2010 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the fiscal year then ended and our report dated March 30, 2010 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Hartford, Connecticut

March 30, 2010

(c) Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 2, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages and positions of our executive officers and directors as of March 1, 2010:

Name	Age	Position
Craig W. Rydin	58	Executive Chairman, Chairman of the Board of Directors

Harlan M. Kent	47	President and Chief Executive Officer, Director

Bruce L. Hartman	56	Executive Vice President, Chief Administrative Officer and Chief Financial Officer

Martha S. LaCroix	44	Executive Vice President, Chief Human Resources Officer

James A. Perley	47	President, International Division and Executive Vice President, General Counsel

Stephen Farley	55	President, Retail Division

Michael Thorne	45	President, Wholesale Division

Arthur F. Rubeck	45	Senior Vice President, Supply Chain

Edward R. Medina	40	Senior Vice President, Finance

Robin P. Selati	43	Director

George A. Peinado	40	Director

Richard H. Copans	33	Director

Terry Burman	64	Director

CRAIG W. RYDIN is Chairman of the Board of Directors and currently serves the Company as Executive Chairman. Mr. Rydin has served as a director of Holdings since February 2007. Prior to being named Executive Chairman in October 2009, Mr. Rydin served as Chief Executive Officer of the Company from April 2001 – October 2009. Prior to joining Yankee Candle in April 2001, Mr. Rydin was the President of the Away From Home food services division of Campbell Soup Company since 1998, and President of the Godiva Chocolatier division of Campbell from 1996 to 1998. Prior to Godiva, Mr. Rydin held a number of senior management positions at Pepperidge Farm, Inc., also a part of Campbell. Mr. Rydin also serves on the Board of Directors of Priceline.com Incorporated, where he sits on the audit and compensation committees, and Phillips & Van Heusen, Inc., where he sits on the compensation committee. The Board of Directors believes that Mr. Rydin is qualified to serve as a director due, among other things, to his extensive experience with premium branded consumer product companies, his service as Chief Executive Officer of the Company, his knowledge of and experience in the candle and home fragrance industry, consumer package goods and retail, and his general business and financial acumen.

HARLAN M. KENT is the President and Chief Executive Officer and has served as a director of Holdings since February 2007. Mr. Kent joined Yankee Candle in June 2001 and has held several positions of increasing responsibility since joining the Company. Mr. Kent was promoted to his current position of Chief Executive Officer in October 2009. Prior to that, Mr. Kent had served as President and Chief Operating Officer since December 2005. Prior to joining Yankee Candle, Mr. Kent was Senior Vice President and General Manager of the Wholesale Division of Totes Isotoner Corporation from 1997 to 2001, and Vice President of Global Sales and Marketing for the Winchester Division of Olin Corporation from 1995 to 1997. Mr. Kent has also held a number of senior marketing and strategic planning positions at both the

Campbell Soup Company and its Pepperidge Farm Division. Mr. Kent also serves on the Board of Directors of the A.T. Cross Company. The Board of Directors believes that Mr. Kent is qualified to serve as a director due, among other things, to his extensive experience with wholesale and consumer product companies, his service as Chief Executive Officer of the Company, his knowledge of and experience in the candle and home fragrance industry, consumer package goods and retail, and his general business and financial acumen.

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

MARTHA S. LACROIX is the Executive Vice President, Chief Human Resources Officer. Ms. LaCroix joined Yankee Candle in February 1993 as Director of Employee Relations and has since held various positions of increasing responsibility in the Company’s Human Resources Department. Ms. LaCroix was appointed to her current position in October 2009.

JAMES A. PERLEY is the Executive Vice President, General Counsel of the Company and also serves as the President, International Division. Prior to joining Yankee Candle in September 1999, Mr. Perley was Vice President and General Counsel of Star Markets Company, Inc., where he served from 1997 to 1999. From 1987 to 1997, Mr. Perley was a member of the Boston-based law firm of Hale and Dorr LLP, where he served as an Associate from 1987-1992 and as a Junior Partner from 1992-1997.

STEPHEN FARLEY is the President, Retail Division. Prior to joining Yankee Candle in January 2005, Mr. Farley served as Executive Vice President, Marketing and Merchandising for The Bombay Company, a leading specialty retailer of home accessories and home décor. Prior to joining The Bombay Company in 2002, he served as Chief Marketing Officer for J.C. Penney, one of America’s largest department store, catalog and e-commerce retailers. Mr. Farley also previously held various senior leadership positions with Payless Shoe Source, Inc., Pizza Hut and the leading marketing and advertising agencies of Earle Palmer Brown and Saatchi & Saatchi.

MICHAEL THORNE is the President, Wholesale Division. Prior to joining Yankee Candle in June 2006, Mr. Thorne was employed by Spalding Sports and the Russell Corp. from 2000 to 2006, where he most recently served as President, Russell Athletic Team and Bike Athletic Divisions. Mr. Thorne also previously held senior sales management positions within Pentland LLC, Franklin Sporting Goods and Wilson Sporting Goods.

ARTHUR F. RUBECK is the Senior Vice President, Supply Chain. Mr. Rubeck joined the Company in 1981 and has held several operational positions of increasing responsibility, including serving as Vice President, Manufacturing from 2003 until his promotion to his current position in February 2009.

EDWARD R. MEDINA is the Senior Vice President, Finance. Mr. Medina joined Yankee Candle in 2001 and has held various positions of increasing responsibility within the Company’s Finance Department. Mr. Medina was promoted to his current position in October 2009.

ROBIN P. SELATI has served as a director of Holdings since February 2007. Mr. Selati is a Managing Director of Madison Dearborn and joined the firm in 1993. Prior to joining Madison Dearborn in 1993, Mr. Selati was associated with Alex Brown & Sons Incorporated in the consumer/retail investment banking group. The Board of Directors believes that Mr. Selati is qualified to serve as a director due, among other things, to his extensive financial and management expertise and experience, his status as a “financial expert” for audit committee purposes, his extensive knowledge of and experience in the consumer package goods, manufacturing and retail sectors, and his general business and financial acumen. Mr. Selati also serves on the board of directors of Carrols Restaurant Group, Inc., Ruth’s Hospitality Group, Inc. and BF Bolthouse Holdco LLC.

GEORGE A. PEINADO has served as a director of Holdings since February 2007. Mr. Peinado is a Managing Director of Madison Dearborn and joined the firm in 2004. Prior to joining Madison Dearborn in 2004, Mr. Peinado was with DLJ Merchant Banking Partners and Morgan Stanley & Co. The Board of Directors believes that Mr. Peinado is qualified to serve as a director due, among other things, to his extensive financial and management expertise and experience, his status as a “financial expert” for audit committee purposes, his extensive knowledge of and experience in the consumer package goods, manufacturing and retail sectors, and his general business and financial acumen. Mr. Peinado also serves on the board of directors of CDW Corporation and BF Bolthouse Holdco LLC.

RICHARD H. COPANS has served as a director of Holdings since February 2007. Mr. Copans is a Vice President of Madison Dearborn, he joined the firm in 2005 and served as a Director until 2009. Prior to joining Madison Dearborn in 2005, Mr. Copans was an analyst with Thomas H. Lee Partners, from 1998 to 2001, and Morgan Stanley & Co. from 2001 to 2005. The Board of Directors believes that Mr. Copans is qualified to serve as a director due, among other things, to his extensive financial and management expertise and experience, his status as a “financial expert” for audit committee purposes, his extensive knowledge of and experience in the consumer package goods, manufacturing and retail sectors, and his general business and financial acumen.

TERRY BURMAN has served as a director of Holdings since October 2007. Mr. Burman is the Chief Executive Officer of Signet Group plc. Mr. Burman joined Signet Group in 1995 as the Chairman and CEO of Sterling Jewelers, Inc., a US division of Signet. Before joining Signet Group, Mr. Burman held various senior executive positions of increasing responsibility with Barry’s Jewelers, Inc. from 1980—1995, including President and Chief Executive Officer from 1993 – 1995. Prior to that, Mr. Burman was a Partner with Roberts Department Stores, a regional department store chain specializing in apparel. Mr. Burman also serves on the Board of Directors of Signet Group, plc. The Board of Directors believes that Mr. Burman is qualified to serve as a director due, among other things, to his extensive executive, financial and management expertise and experience, his experience as a chief executive officer in the retail industry, his significant international management experience and particularly in the UK retail sector, and his general business and financial acumen.

There are no family relationships among any of the executive officers or directors.

As previously announced by the Company, Mr. Hartman is retiring as of the end of the first quarter of 2010. In February 2010, the Company announced that Gregory W. Hunt has been hired as Executive Vice President, Finance and Chief Financial Officer, effective as of April 2, 2010.

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

The Compensation Committee Report required by SEC rules is included on page 69 of this Annual Report.

Director Nomination Procedures

Pursuant to the unit holders agreement entered into in connection with the February 2007 merger, Madison Dearborn agreed that the initial Board of Managers of Holdings (the “Board”) shall consist of five members and include three members designated by Madison Dearborn, with the remaining two members being Craig Rydin, our Executive Chairman, and our Chief Executive Officer, who is currently Harlan Kent. Mr. Burman was appointed to the Board in October 2007. The composition of the board of directors or managers of each of Holdings’ subsidiaries shall be the same as that of the Board. In general, the Company’s obligations with respect to Board composition will terminate upon the earlier to occur of the consummation of a sale of the Company or the consummation of an initial public offering. At Madison Dearborn’s option, Madison Dearborn Board designees shall constitute a majority of any committees of the Board or the boards of directors of any subsidiary of Holdings.

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

The Compensation Committee of our Board of Directors (the “Compensation Committee”), which in 2009 consisted of the non-employee members of the Board of Directors, is responsible for the administration of the Company’s executive compensation program. As such, decisions with respect to our Chief Executive Officer’s compensation are made by the Compensation Committee and those relating to the compensation of our other executive officers are made by the Compensation Committee in consultation with our Chief Executive Officer. As it has in the past, the Compensation Committee has retained and continues to work as needed with an independent compensation consultant, Towers Perrin, to assist the Compensation Committee in its ongoing administration and review of the Company’s executive compensation program. Towers Perrin did not perform any other services for the Company in 2009.

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

In 2009 there were a total of 21 companies in the peer group. The companies comprising the peer group are:

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

In December 2009 the decision was made to remove Charlotte Russe Holding, Inc. and Lenox Group from the peer group due to recent acquisitions which rendered them no longer available for peer review. Given the number of companies in our peer group, minor changes in the peer group’s composition should not have a significant impact on year to year market pay levels targeted by the Company. We anticipate continuing to use peer group analysis to establish market compensation levels going forward. The peer group information is supplemented by additional market information provided by Towers Perrin, which typically includes a compilation of survey data and reports from national compensation consulting firms and Towers Perrin’s own market and research information.

Using the market information from our peer group, together with additional market information from Towers Perrin, the Compensation Committee estimates market rates of pay for base salary, total cash compensation (base salary, plus annual cash incentives) and total compensation (total cash, plus the expected value of long-term incentives). These market rates were used to create targeted salary and bonus ranges. The ranges for each component of cash compensation were developed to ensure they were competitive with the appropriate market and targeted at approximately the 50 th percentile of the market (the “median”). Over time, depending upon budgetary considerations and other factors, most participants who are performing satisfactorily are intended to be provided total cash compensation generally consistent with the market median. With respect to long-term incentive awards, while the Compensation Committee continues to consider the long-term incentive practices of public companies in our peer group to guide its approach to structuring compensation opportunities for our senior management, as a privately-held company we now seek to provide equity opportunities to our senior management that are intended to be generally consistent with the practices of other comparable privately-held companies. Given the differences between public company and private company equity programs, the Compensation Committee weighs total cash compensation (base salary plus annual cash incentives) more heavily than total compensation (base salary, plus annual cash incentives, plus the annualized expected value of long-term incentives) when benchmarking against the peer group. As such, total compensation opportunities in a given year may not be completely aligned with those of our public company peer group.

The Program is structured to tie a significant portion of the executive’s overall compensation to the performance of the Company and/or specific business units within the Company through the use of performance-based reward elements such as annual and long-term incentives. The following elements were included in the Program in fiscal 2009:

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

In October 2009, we had a transition whereby our existing Chief Executive Officer, Craig W. Rydin, became Executive Chairman of the Company and Harlan M. Kent, our former President and Chief Operating Officer, was appointed Chief Executive Officer. In connection with the transition, both Mr. Rydin and Mr. Kent entered into employment agreements which were approved by the Board of Directors. The respective base salaries of Messrs. Rydin and Kent were determined pursuant to these employment agreements as described below under “—Employment Contracts.” The base salaries of the other executive officers were established and approved by the Compensation Committee based upon input and recommendations from the Chief Executive Officer.

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

A. Funding the MIP Pool

The MIP is structured to provide a “pool” of incentive dollars based on our attainment of certain financial and operating results for the applicable year established and pre-approved by the Compensation Committee. The Company’s actual performance versus the pre-established performance objectives determines the actual funding of the MIP incentive pool. The actual pool may exceed the target pool, or may be less than target, or even zero, based on our actual performance during such fiscal year. In addition, the Compensation Committee may also, in its discretion, consider additional factors in determining the actual funding level of the MIP incentive pool.

Since the Merger, the financial and operating metric used to measure Company performance for purposes of funding the MIP, as determined by the Compensation Committee, was “Adjusted EBITDA.” For MIP purposes, “Adjusted EBITDA” is defined as net income before net interest expense, income taxes, depreciation and amortization, amortization of deferred financing costs, equity compensation expense, expenses related to the Merger, any purchase price accounting adjustments as a result of the Merger, and any other nonrecurring or similar costs as may be deemed appropriate by the Board of Directors or Compensation Committee in its discretion. As a privately held company, the Compensation Committee believes that Adjusted EBITDA is a very important financial and operating metric to our investors and that using it as the measure of Company performance under the MIP will best align the interests of management with those of our investors.

In 2009, the Compensation Committee added a second performance metric to the MIP plan design: “Free Cash.” For MIP purposes, “Free Cash” is defined as (i) the Company’s Adjusted EBITDA less (ii) capital expenditures made during the fiscal year, interest expense paid, cash taxes paid, cash charges recorded in connection with a restructuring charge, and management fees and any related payments made to Madison Dearborn Partners; each only to the extent the same were “added back” or included in the Adjusted EBITDA, and (iii) increased or decreased, as the case may be, by the net change in working capital for the fiscal year. The Compensation Committee believes that as a leveraged company the Company’s prudent management of its working capital and cash flow from operations is an important measure of its financial and operating performance and that adding Free Cash as a second metric for purposes of MIP will further align management’s interests with those of the Company’s equity holders.

The applicable financial and operating objectives to be used for purposes of determining the funding of the MIP pool, in this case Adjusted EBITDA and Free Cash, are determined by the Compensation Committee in the first quarter of the fiscal year in connection with the Board’s review and approval of the Company’s annual operating budget for the fiscal year. In establishing the pre-approved performance targets used for purposes of the MIP incentive payments, the Compensation Committee seeks to establish a target objective that is not easily attainable and is instead intended to require a level of Company financial performance commensurate with that which could reasonably be expected to reward the Company’s equity holders. The performance targets are generally based upon the Company’s approved operating budget for the applicable fiscal year, as modified by the Compensation Committee in its discretion, based upon various factors it deems relevant (including, by way of example, its view of the expected level of difficulty of attaining the approved budget). In 2009, the targets were consistent with the Company’s 2009 operating budget approved by the Board of Directors. For a discussion of these targets, see “C. 2009 Performance versus Pre-Approved Targets” below.

In connection with its review and deliberation in early 2009 as to the Company’s operating budget and the related performance objectives under MIP, the Board of Directors and Compensation Committee took note of the significant macro-economic uncertainty and disruption caused by the financial and credit market crisis which was ongoing at the time. Given the unprecedented financial conditions and the corresponding inability to project with any degree of reasonable confidence the macro-economic, retail and consumer trends for 2009, the Compensation Committee was concerned about establishing a fixed full year Adjusted EBITDA performance objective. After multiple discussions, the Committee elected to create two separate performance periods in the 2009 MIP plan design to measure Adjusted EBITDA, the first being the first three fiscal quarters of fiscal 2009 (Q1-Q3) and the second being the fourth quarter of fiscal 2009 (Q4). The plan further provided the Committee with the discretion to revise the Q4 Adjusted EBITDA target at any time prior to the commencement of the fourth quarter if the Committee believed that changed circumstances warranted such a revision. Ultimately, no revision was made to the original Q4 Adjusted EBITDA target.

Based upon the foregoing, the 2009 MIP plan design was structured as follows:

Adjusted EBITDA Component. The Adjusted EBITDA Component was designed to fund 80% of the overall target incentive pool and was comprised of two separate and independent performance periods. 40% of the Adjusted EBITDA Component is determined by the Company’s actual Adjusted EBITDA performance during the Q1-Q3 period versus the Adjusted EBITDA target for such time period established and pre-approved by the Compensation Committee (the Q1-Q3 Target). The actual funding amount under this portion of the Adjusted EBITDA Component is determined based upon a calibration schedule approved by the Compensation Committee, and could exceed the 40% target, or be less or even zero, depending upon the Company’s actual Adjusted EBIDA performance in Q1-Q3. The remaining 60% of the Adjusted EBITDA Component is determined by the Company’s actual Adjusted EBITDA performance in the fourth quarter of 2009 versus the Adjusted EBITDA target for such time period established and approved by the Compensation Committee (the Q4 Target). The actual funding amount under this portion of the Adjusted EBITDA Component is determined based upon a calibration schedule approved by the Compensation Committee, and could exceed the 60% target, or be less or even zero, depending upon the Company’s actual Adjusted EBITDA performance in Q4.

The Q1-Q3 performance period and the Q4 performance period, and the corresponding funding determinations, are intended to be separate and independent. However, notwithstanding whether or not the Company achieved a level of performance under one or both of these two performance periods that would otherwise qualify for funding of the incentive pool, the 2009 MIP includes an aggregate full year Adjusted EBITDA minimum threshold established by the Compensation Committee (the “Full Year Threshold”). If the Company’s actual Adjusted EBITDA performance does not at least equal the Full Year Threshold, no amounts will be paid into the incentive pool under the Adjusted EBITDA Component.

Free Cash Component. The Free Cash Component was designed to fund 20% of the overall target MIP incentive pool. The funding amount under the Free Cash Component is determined based upon a calibration schedule approved by the Compensation Committee and could exceed the target, or be less or even zero, depending upon the Company’s actual Free Cash performance as compared to the Free cash objective pre-approved by the Committee. Funding under the Free Cash Component is separate and independent from funding under the Adjusted EBITDA Component.

B. Individual Awards Under MIP

Each individual participant’s target MIP incentive bonus payment is established annually by the Compensation Committee and expressed as percentage of the participant’s base salary earned in the fiscal year. The applicable percentage used to establish the participant’s target MIP award is based upon the participant’s position in the Company, performance and market benchmarks. Actual incentive bonus awards paid to individual participants are generally based upon the following factors:

1. Free Cash Component: 20% of the individual’s target incentive bonus will be determined based upon the Company’s performance under the Free Cash Component described above. The payouts to the individual participants will be determined based upon the Company’s actual Free Cash performance, using the calibration schedule established by the Compensation Committee.

2. Adjusted EBITDA Component and Individual Performance: 80% of the individual’s target incentive bonus (the “Adjusted EBITDA and Individual Portion”) will be determined based upon a combination of (i) the Company’s performance under the Adjusted EBITDA Component described above, as modified to incorporate business unit performance where applicable (see below), and (ii) individual performance. Bonus award amounts to be paid under this component will typically be determined as follows (the percentage allocations provided below with respect to each factor are those applicable to participants who are directors and above; percentages may vary slightly for participants below the director level):

Corporate Participants. For those MIP participants who do not work in one of the Company’s specified business units (for example, the Company’s Retail, Wholesale and Yankee Candle Europe divisions), the Adjusted EBITDA and Individual Portion of their total MIP incentive award is determined as follows: (i) 80% of such amount shall be determined by the Company’s actual Adjusted EBITDA performance in each of the two performance periods described above versus the respective performance objectives pre-approved by the Compensation Committee and (ii) 20% of the participant’s target award level under the Adjusted EBITDA and Individual Portion shall be determined based on the individual’s performance against his or her pre-determined key performance objectives established by his or her supervisor (and in the case of the Chief executive Officer by the Compensation Committee) at the start of the fiscal year, combined with an overall assessment of the participant’s individual contributions and performance in the applicable year, longer-term potential and other considerations deemed appropriate by the Chief Executive Officer.

Business Unit Participants. For those MIP participants who do work in one of the Company’s specified business units (for example, the Company’s Retail, Wholesale and Yankee Candle Europe divisions), the Adjusted EBITDA and Individual Portion of their total MIP incentive award is determined as follows: (i) 40% of such amount shall be determined by the Company’s actual Adjusted EBITDA performance in each of the two performance periods described above versus the respective performance objectives pre-approved by the Compensation Committee, (ii) 40% of such amount shall be determined by the segment profit achieved by such business unit as compared to the segment profit objectives pre-determined by the Compensation Committee (the pre-approved segment profit objectives will be aligned with the pre-approved total Company Adjusted EBITDA objectives and each applicable business unit will therefore have a Q1-Q3 segment profit target and a Q4 segment profit target), and (iii) 20% of the participant’s target award level under the Adjusted EBITDA and Individual Portion shall be determined based on the individual’s performance against his or her pre-determined key performance objectives established by his or her supervisor (and in the case of the Chief executive Officer by the Compensation Committee) at the start of the fiscal year, combined with an overall assessment of the participant’s individual contributions and performance in the applicable year, longer-term potential and other considerations deemed appropriate by the Chief Executive Officer.

Amounts awarded under this Component with respect to Adjusted EBITDA and, where applicable, business unit segment profit, will be determined based upon the actual Adjusted EBITDA and segment profit achievement in the applicable performance period, using the calibration schedules approved by the Compensation Committee.

All awards made to the Company’s executive officers shall be reviewed and approved by the Compensation Committee. The Compensation Committee is also responsible for determining the annual incentive amount for the Chief Executive Officer.

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

C. 2009 Performance Versus Pre-Approved Targets

In 2009, the Company’s actual Adjusted EBITDA performance as determined by the Compensation Committee for MIP purposes was $180.3 million, which exceeded its pre-approved Adjusted EBITDA target of $165.0 established in February 2009. The Q1-Q3 Adjusted EBITDA for MIP purposes was $76.4 million, versus a target of $70.0 million. The Q4 Adjusted EBITDA for MIP purposes was $103.9 million versus a target of 95.0 million. The Company’s actual Free Cash performance in 2009 as determined by the Compensation Committee for MIP purposes was $74.0 million versus a target of $52.0 million. As a result of the foregoing actual results, under the terms of the 2009 MIP the MIP incentive pool was funded at 142.3% of the target amount and participants will generally receive an incentive payment higher than their target incentive amount.

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

Class A Common Units. Upon the closing of the Merger, certain eligible Management Investors purchased Class A common units in Holdings LLC totaling in the aggregate approximately 0.96% of Holdings LLC’s total Class A common units. The remaining Class A common units available at the time of the Merger were purchased by investment funds affiliated with Madison Dearborn in connection with the consummation of the Merger. The purchase price paid by the Management Investors for the Class A common units in connection with the Merger was $101.22 per unit, the same as that paid by Madison Dearborn in connection with their purchase of Class A common units. These Class A common units were not considered by Madison Dearborn to be compensatory in nature but were instead deemed to be a co-investment opportunity afforded to the eligible Management Investors. Holders of Class A common units are entitled to a return of their capital investment in the Class A common units prior to the Class B common units having any rights to distributions, including in connection with a sale or other liquidation or dissolution of the Company. Thereafter, all units will participate in any residual distributions of the Company on a pro rata basis. The Class A common units are not subject to vesting. The Class A common units purchased in connection with the Merger are sometimes referred to herein as the “Merger-Related Class A Units.” In addition to the Merger-Related Class A Units, following the creation of Class C common units in October 2007 (see below), all recipients of a grant of Class C common units are required to simultaneously purchase a corresponding amount of Class A common units (the “Post-Merger Class A Units”). The Post-Merger Class A Units have the same general characteristics as the Merger-Related Class A Units, provided that the Post-Merger Class A Units are also subject to the right of Holdings LLC or, if not exercised by Holdings LLC, of Madison Dearborn, to repurchase such units upon a termination of employment, as more fully set forth in the applicable equity agreements.

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

Other Programs and Perquisites. We also provide our named executive officers, among others, with 401(k) and nonqualified deferred compensation matching programs, and certain named executive officers are provided a car allowance (typically determined by position and/or anticipated travel demands). Specifically, under our 401(k) Plan, we provided a weekly discretionary match for the 2009 plan year that was equal to 25% of the first 4% of eligible earnings and an additional discretionary match, up to an additional 25% of the first 4% of eligible earnings, based on the Company’s performance for the fiscal year, which is awarded at the discretion of the Compensation Committee. Under our nonqualified deferred compensation program an eligible participant may defer up to 100% of total annual salary and incentive compensation. The program will match 100% of the first $10,000 deferred and 50% of the next $20,000 deferred, up to a maximum matching contribution of $20,000. Vehicles are provided to certain executives based on the travel required in their position and their level at the Company. The Company either leases a vehicle for eligible executives or provides a monthly vehicle allowance. We provide such perquisites and other personal benefits as we believe are reasonable and consistent with our overall compensation program to better enable us to attract and retain superior employees for key positions.

Welfare Benefits. The named executive officers are offered health coverage, life and disability insurance under the same programs as all other salaried employees.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, and recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K. The members of the Compensation Committee in 2009 were Robin P. Selati, Terry Burman, Richard H. Copans and George A. Peinado.

Robin P. Selati
Terry Burman
Richard H. Copans
George A. Peinado

Executive Compensation Tables

Summary Compensation Table

The following table summarizes the total compensation earned in 2009, 2008, and 2007 by our named executive officers:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d) (1)	(e) (2)	(f) (3)	(g) (4)	(h) (5)	(i) (6)	(j) (7)
Craig W. Rydin (8)	2009	$848,462	$—	$—	$—	$1,253,796	—	$31,066	$2,133,324
Executive Chairman	2008	879,327	244,013	—	—	230,823	—	27,164	1,381,327
	2007	843,654	155,000	891,853	—	776,162	—	79,750	2,746,419

Harlan M. Kent (8)	2009	$645,576	$—	$206,573	$—	$878,697	—	$26,989	$1,757,836
President and Chief	2008	499,386	103,935	—	—	98,317	—	27,250	728,888
Executive Officer	2007	467,654	90,000	668,897	—	350,754	—	43,208	1,620,513

Bruce L. Hartman (9)	2009	$551,923	$—	$78,300	$—	$540,864	—	$34,500	$1,205,587
Executive Vice President,	2008	451,923	170,036	498,420	—	83,041	—	28,800	1,232,220
Chief Administrative Officer
Chief Financial Officer

Stephen Farley	2009	$400,358	$—	$—	$—	$319,640	—	$32,100	$752,097
President, Retail Division	2008	379,733	88,005	—	—	26,864	—	31,800	526,402
	2007	365,352	157,440	267,559	—	128,274	—	32,600	951,225

Richard R. Ruffolo (10)	2009	$393,843	$—	$—	$—	$238,554	—	$24,724	$657,121
Senior Vice President,	2008	374,631	40,030	—	—	44,244	—	24,600	483,505
Brand, Marketing and	2007	351,260	101,400	222,966	—	135,081	—	23,596	834,302
Innovation

(1)	With respect to 2008, this column represents amounts paid to the named executive officers under the Company’s 2008 Management Incentive Plan pursuant to the Compensation Committee’s exercise of its discretion as provided under the Plan in excess of the incentive award payments that would have been paid pursuant to the terms of the MIP based upon the Company’s achievement of its pre-approved performance target and prior to the exercise of such discretion. The Committee believes these payments were made pursuant to the MIP, which expressly contemplates the exercise of discretion by the Committee and the CEO, but the Company is reporting these amounts separately from those in column (g) in accordance with applicable SEC guidance. The amounts paid based upon the formula in the MIP are presented in column (g). With respect to 2007, this column represents one-time payments made to the named executive officers in connection with the February 2007 Merger under the Special Retention Bonus Plan established by the Predecessor for each employee remaining employed by the Company through the date three months following the change of control in 2007.
(2)	This column represents the aggregate fair value of the Class B or Class C common units, if any, granted to the executive during the applicable fiscal year, determined as of the date of grant in accordance with FASB ASC Topic 718. See the “Grants of Plan-Based Awards” table for information on awards granted in fiscal 2009. These amounts do not necessarily correspond to the actual value that will be recognized by the named executive officers. Please refer to Note 5 in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for the year ended January 2, 2010 for the relevant assumptions used to determine the compensation expense for our unit awards.
(3)	No stock option awards are included in the Company’s long term incentive (equity) program.
(4)	This column represents amounts earned during the corresponding fiscal year (and paid in the subsequent fiscal year) under the Company’s Management Incentive Plan, which is described below under “Management Incentive Plan.”
(5)	The Company has no defined benefit pension plans. Earnings under the Company’s nonqualified deferred compensation plans are not “above market.” The Company’s deferred compensation plan provides for investment options through a third party administrator in a variety of mutual funds all of which are widely available. See the text accompanying the “Non-Qualified Deferred Compensation” table below for a description of this plan.
(6)	The dollar value of the amounts shown in this column for 2009 include the following:

	Vehicle Expense	Matching Contributions Under 401(k) Plan	Executive Deferred Compensation Plan Matching Contributions(a)
Craig W. Rydin	$6,166	$4,900	$20,000
Harlan M. Kent	$2,089	$4,900	$20,000
Bruce L. Hartman	$9,600	$4,900	$20,000
Stephen Farley	$7,200	$4,900	$20,000
Richard R. Ruffolo	$—	$4,724	$20,000

(a)	Amounts in this column represent amounts earned in 2009 and contributed to the plan in 2010.

(7)	The salary plus bonus plus the management incentive plan cash compensation received and reported in the Summary Compensation Table for 2009 represents between 87% and 98% of the total compensation received and reported for each named executive officer.
(8)	Mr. Rydin served as Chief Executive Officer during 2009 until October 1, 2009 when he was appointed Executive Chairman. Mr. Kent, formerly President and Chief Operating Officer, was appointed Chief Executive Officer on October 1, 2009.
(9)	Mr. Hartman joined the Company on January 28, 2008. Mr. Hartmann has announced his retirement from the Company, to be effective during the first quarter of Fiscal 2010.
(10)	Mr. Ruffolo separated from the Company effective as of February 2010.

Grants of Plan-Based Awards

The following table summarizes information regarding awards granted under the Company’s equity and non-equity incentive plans during 2009:

Name	Grant Date	Board Approval Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock or Units (#) (3)	Grant Date Fair Value of Stock Awards (4)
			Threshold ($) (2)	Target ($)	Maximum ($)
(a)	(b)		(c)	(d)	(e)	(i)	(l)
Craig W. Rydin -2009 Management Incentive Plan			$88,000	$880,000	$1,760,000
Harlan M. Kent -2009 Management Incentive Plan			$61,663	$616,730	$1,233,460
-Class C Common Units	10/1/09	10/1/09				23,744	$206,573
Bruce L. Hartman
-2009 Management Incentive Plan			$37,962	$379,615	$759,231
-Class C Common Units	10/1/09	10/1/09				9,000	$78,300
Stephen Farley
-2009 Management Incentive Plan			$18,604	$221,472	$407,508
Richard R. Ruffolo
-2009 Management Incentive Plan			$14,523	$172,888	$318,115

(1)	These columns show the potential value of the payout for each named executive officer under the MIP in 2009 if the threshold, target and maximum goals are satisfied. The methodology for determining payout is based on Company performance (based on Adjusted EBITDA and “Free Cash”), business unit performance (if applicable) and individual performance as described above under “Compensation Discussion and Analysis – Annual Cash Incentives (Bonuses)”. In 2009, the Company’s actual Adjusted EBITDA and actual Free Cash were each above the respective pre-approved Adjusted EBITDA and Free Cash objectives. Actual bonus payments for the fiscal year are listed in columns (d) and (g) of the “Summary Compensation Table”
(2)	Under the 2009 MIP, if the Company’s actual Adjusted EBITDA or Free Cash performance is less than the pre-approved minimum threshold for each measure, then the applicable portion of the MIP award allocated to such measure is $0. If the actual Adjusted EBITDA performance of the Company was below $155.0 million, under the MIP no bonus payments would be made. The amounts shown in this column reflect the amounts that would theoretically be paid under the 2009 MIP assuming (i) the Company achieved the minimum “threshold” Adjusted EBITDA and Free Cash performances and (ii) no adjustments to that award were made under the Business Performance or Individual Performance components of the 2009 MIP.
(3)	The amounts in this column reflect the number of Class C common units of Holdings LLC issued to the named executive officer during 2009.
(4)	The “fair value” shown in this column represents the value established by the Company as of the grant date for financial statement reporting purposes in accordance with FASB ASC Topic 718. These amounts do not necessarily correspond to the actual value that will be recognized by the named executive officers.

Employment Contracts

On March 5, 2009 the Company approved a plan of transition whereby Harlan M. Kent, the President and Chief Operating Officer of the Company, was appointed President and Chief Executive Officer of the Company, such appointment to be effective as of October 1, 2009 subject to the terms and conditions of an employment agreement between the Company and Mr. Kent. Mr. Kent succeeds Craig W. Rydin, who served as CEO until October 1, 2009, at which time he was named Executive Chairman of the Board of Directors of the Company. Mr. Rydin will serve as Executive Chairman of the Board of Directors of the Company until October 1, 2010, at which time he will become Non-Executive Chairman of the Board. The Company entered into new employment agreements with Messrs. Rydin and Kent with respect to the above transition.

Craig W. Rydin

On March 4, 2009, the Company entered into an Amended and Restated Employment Agreement (the “Rydin Agreement”) with Craig W. Rydin, the Chief Executive Officer of the Company that superseded his former employment agreement dated February 6, 2007 with the Company.

The terms and conditions of the Company’s compensatory arrangement with Mr. Rydin with respect to the above transition are included in the Rydin Agreement. Mr. Rydin’s revised compensation arrangement includes (i) an annual base salary of $880,000 per annum for the period beginning March 1, 2009 through September 30, 2009, $600,000 per annum for the period beginning October 1, 2009 through September 30, 2010 (the “Executive Chair Term”), and $200,000 per annum for the period beginning October 1, 2010 until such time as Mr. Rydin ceases to serve as Non-Executive Chairman and (ii) eligibility for an annual bonus in a target amount equal to $880,000 with respect to fiscal year 2009 and $375,000 with respect to fiscal year 2010, each subject to the terms and provisions of the Company’s Management Incentive Plan applicable to such fiscal year. In addition, the Rydin Agreement provides that so long as Mr. Rydin does not voluntarily resign his employment without Good Reason (as defined in the Rydin Agreement) or is not terminated for Cause prior to expiration of the Executive Chair Term, then with respect to the Class B Common Units of YCC Holdings purchased by Mr. Rydin pursuant to the Class B Executive Unit Purchase Agreement between Mr. Rydin and YCC Holdings dated as of February 6, 2007: (a) for vesting purposes, Mr. Rydin shall be treated as having remained continuously employed through (but not beyond) December 31, 2010, whether or not his employment continues until, or beyond, December 31, 2010, and (b) YCC Holdings’ repurchase option shall not be applicable to Mr. Rydin’s vested units. The Rydin Agreement also amends Mr. Rydin’s existing Executive Severance Agreement to reduce the potential severance payments thereunder beginning in the Executive Chair Term, all as more fully set forth therein. Mr. Rydin’s Executive Severance Agreement with the Company, dated September 15, 2006, as amended, remains in full force and effect as so modified by the Rydin Agreement and contains certain non-competition and non-solicitation covenants to which Mr. Rydin is subject. See “—Termination and Change in Control Arrangements.” Nothing contained in the foregoing summary shall in any way modify or supersede the terms and conditions of the Rydin Agreement.

Harlan M. Kent

On March 4, 2009, the Company entered into an Employment Agreement with Harlan M. Kent whereby Mr. Kent became Chief Executive Officer of the Company effective October 1, 2009 (the “Kent Agreement”). The agreement is for a term of 36 months, with automatic one year renewals unless either Mr. Kent or the Company give notice of non-renewal within 30 days prior to the end of the initial 36 month term or any subsequent one year term. The Employment Agreement terminates immediately upon Mr. Kent’s resignation, disability (as defined in the Executive Severance Agreement) or death and is also terminable by the Company with or without cause. Mr. Kent’s Executive Severance Agreement with the Company, dated September 15, 2006, as amended, remains in full force and effect as modified by the Kent Agreement and contains certain non-competition and non-solicitation covenants to which Mr. Kent is subject. See “—Termination and Change in Control Arrangements.”

The terms and conditions of the Company’s compensatory arrangement with Mr. Kent with respect to his appointment as Chief Executive Officer are included in the Kent Agreement. Mr. Kent’s compensation arrangement includes (i) an annual base salary of $650,000 per annum for the period beginning March 1, 2009 through September 30, 2009, $700,000 per annum for the period beginning October 1, 2009 through February 28, 2010, and $750,000 per annum for the period beginning March 1, 2010 through December 31, 2010, and which shall be subject to annual review for increases thereafter, (ii) eligibility for an annual bonus in a target amount equal to 100% of his salary actually paid in the applicable fiscal year, subject to the terms and provisions of the Company’s Management Incentive Plan applicable to such fiscal year, (iii) receipt of 23,744 Class C equity units in YCC Holdings effective as of October 1, 2009, 20% of which units shall be vested as of the date of grant and the remainder of which shall vest on a daily basis over a four year period, such grant to be subject to the terms and conditions of YCC Holdings’ 2007 Incentive Equity Plan and (iv) potential severance payments pursuant to the Company’s Executive Severance Agreement. Nothing contained in the foregoing summary shall in any way modify or supersede the terms and conditions of the Kent Agreement.

In September 2006, all of the named executive officers (except for Mr. Hartman who entered into such an agreement in connection with his hiring in 2008) signed Executive Severance Agreements with the Company described below under “—Termination and Change in Control Arrangements.”

Management Incentive Plan

The MIP is structured to provide a “pool” of incentive dollars based on our The Company’s actual performance versus the pre-established performance objectives determines the actual funding of the MIP incentive pool. The actual pool may exceed the target pool, or may be less than target, or even zero, based on our actual performance during such fiscal year. In addition, the Compensation Committee may also, in its discretion, consider additional factors in determining the actual funding level of the MIP incentive pool.

The MIP is structured to provide an initial funding pool, the size of which is determined by the Company’s attainment of certain financial and operating results for the applicable year established and pre-approved by the Compensation Committee. In 2009, those performance measures were Adjusted EBITDA and Free Cash. The individual award level for each participant under the MIP is determined by the Company’s performance versus those pre-approved financial and operating objectives, business unit performance (where applicable) and individual performance. Individual awards may be further adjusted by the Committee or the Chief Executive Officer pursuant to discretion afforded under the terms of the MIP. See “Compensation Discussion and Analysis – Annual Cash Incentives (Bonuses)” for a more detailed discussion of the structure of the 2009 MIP.

Individual targets under the MIP are determined as a percentage multiplied by base salary earned in the fiscal year. The percentage is set based upon a participant’s level in the Company, performance goals and market rates. For the named executive officers, the 2009 MIP bonus targets were as follows: Mr. Rydin (100%), Mr. Kent (100%), Mr. Hartman (70%), Mr. Farley (55%), and Mr. Ruffolo (45%).

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding equity awards held by our named executive officers at the end of fiscal 2009:

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
(a)	(g) (1)	(h) (2)
Craig W. Rydin 2/6/07 Class B Common Units	39,753	$1,037,000
Harlan M. Kent 2/6/07 Class B Common Units 10/1/09 Class C Common Units	29,815 21,370	777,757 583,677
Bruce L. Hartman 6/27/08 Class C Common Units 10/1/09 Class C Common Units	22,301 8,100	485,112 221,235
Stephen Farley 2/6/07 Class B Common Units	11,926	311,103
Richard R. Ruffolo 2/6/07 Class B Common Units	9,939	259,270

(1)	Represents the number of unvested Class B or Class C common units held by the named executive officer. Class B and Class C common units are generally subject to a five-year vesting period, with 10% of the units vesting immediately upon the date of purchase or grant and the remainder vesting daily beginning on the six month anniversary of the purchase or grant date, continuing over the subsequent 54 month period. With respect to Mr. Rydin, for vesting purposes (and in accordance with his employment agreement, referenced above) Mr. Rydin shall be treated as having remained through December 31, 2010, whether or not his employment continues until, or beyond, December 31, 2010. Pursuant to Mr. Kent’s employment agreement, referenced above, 20% of the units granted to Mr. Kent on October 1, 2009 shall be vested as of the date of the grant and the remainder will vest on a daily basis over a four year period.
(2)	Represents the value as of January 2, 2010 as determined based upon a valuation analysis of the “fair market value” (as defined in the Company’s applicable equity documents) of total Company equity performed on a quarterly basis.

Option Exercises and Stock Vested

The following table summarizes the number of Class B and/or Class C common units which vested in 2009 for each of our named executive officers:

	Stock Awards
Name	Number of Shares Acquired On Vesting (#)	Value Realized On Vesting ($)
(a)	(1) (b)	(2) (c)
Craig W. Rydin -Class B units	18,915	$—
Harlan M. Kent
-Class B units	14,187	$—
- Class C units	2,374
Bruce L. Hartman
-Class C units	8,134	$—
Stephen Farley
-Class B units	5,675	$—
Richard R. Ruffolo
-Class B units	4,729	$—

(1)	Class B and Class C common units are generally subject to a five-year vesting period, with 10% of the units vesting immediately upon the date of purchase or grant and the remainder vesting daily beginning on the six month anniversary of the purchase or grant date, continuing over the subsequent 54 month period. With respect to Mr. Rydin, for vesting purposes (and in accordance with his employment agreement, referenced above) Mr. Rydin shall be treated as having remained through December 31, 2010, whether or not his employment continues until, or beyond, December 31, 2010. Pursuant to Mr. Kent’s employment agreement, referenced above, 20% of the units granted to Mr. Kent on October 1, 2009 shall be vested as of the date of the grant and the remainder will vest on a daily basis over a four year period.
(2)	Because Class B and Class C common units vest on a daily basis, it is not practical to present a cumulative value as of each vesting date. No value is realized as a result of vesting of the Class B and Class C common units. See “– Compensation Discussion and Analysis – Long-Term Incentive (Equity Awards) – Class B Common Units” and “– Compensation Discussion and Analysis – Long-Term Incentive (Equity Awards) – Class C Common Units” for a description of the vesting of the Class B and Class C common units.

Non-Qualified Deferred Compensation

The following table summarizes the benefits to our named executive officers under our Executive Deferred Compensation Plan:

Name	Executive Contributions in Last FY	Registrant Contributions in Last FY	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last FYE ($)
(a)	($) (b) (1)	($) (c) (2)	(d) (3)(4)	($) (e)	(f) (5)
Craig W. Rydin	$29,423	$20,000	$29,522	0	$56,760
Bruce Hartman	$29,348	$20,000	$15,145	0	$27,429
Harlan M. Kent	$30,000	$20,000	$28,170	0	$55,481
Stephen Farley	$29,423	$20,000	$26,359	0	$54,465
Richard R. Ruffolo	$29,423	$20,000	$25,896	0	$56,973

(1)	With respect to Messrs. Rydin, Hartman, and Farley, the amounts in this column represent amounts deferred by the named executive officer from base salary paid in 2009 and are therefore also included in the amounts reported in column (c) of the Summary Compensation table for 2009. With respect to Mr. Kent, the amount in this column represents contributions deferred by Mr. Kent from his 2008 MIP bonus payment (paid in March 2009) and is therefore also included in the amount reported in column (g) of the Summary Compensation Table for 2008. With respect to Mr. Ruffolo, the amount in this column represents amounts deferred by Mr. Ruffolo from base salary paid in 2009 and contributions deferred by Mr. Ruffolo from his 2008 MIP bonus payment (paid in March 2009) and are therefore included in the amounts reported in columns (c) and (g) of the Summary Compensation Table for 2009 and 2008.
(2)	The amounts in this column are also reflected in column (i) of the Summary Compensation Table. Amounts in this column represent matching contributions of amounts earned by the executive in 2009 and contributed by the Company to the plan in 2010.
(3)	Earnings on deferred compensation are not included in the Summary Compensation Table because the earnings are not considered above-market or at a preferential rate of earning.
(4)	Amounts in this column represent the aggregate earnings and/or (losses) for the plan year ended January 2, 2010.
(5)	With respect to Messrs. Rydin, Kent, Hartman, Farley and Ruffolo, the amounts in this column also include (i) a Registrant Contribution of $20,000 made by the Company in 2008 to the named executive officer, which amounts are therefore reported in column (i) of the Summary Compensation Table for 2008, and (ii) Executive Contributions of $30,000 by the named executive officer made in 2008. With respect to Messrs. Rydin, Farley and Ruffolo, these Executive Contribution amounts were deferred from base salary paid in 2008 and are therefore included in the amounts previously reported in column (c) of the Summary Compensation table for 2008. With respect to Mr. Kent, the 2008 Executive Contribution amount was deferred by Mr. Kent from his 2007 MIP bonus payment (paid in 2008) and is therefore included in the amount previously reported in column (g) for 2008.

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

Termination and Change in Control Arrangements

Assuming each named executive officer’s employment was terminated under each of the circumstances set forth below on January 2, 2010, the estimated values of payments and benefits to each named executive officer are set forth in the following table:

Name	Benefit(1)	Termination without Cause more than 24 months after a Change in Control (1)	Termination without Cause or Voluntary Termination for Good Reason by the Executive within 24 Months of a Change in Control (2)	Voluntary Termination by the Executive without Good Reason
Craig W. Rydin	Cash Severance (3)	$1,780,000	$3,100,000	—
	Medical and Dental Benefits (4)	$10,765	$10,765	—
	Outplacement Services	$10,000	$10,000	—
	Total (5)
Harlan M. Kent	Cash Severance (3)	$2,100,000	$3,500,000	—
	Medical and Dental Benefits (4)	$14,928	$14,928	—
	Outplacement Services	$10,000	$10,000	—
	Total (5)
Stephen Farley	Cash Severance(3)	$629,289	$865,080	—
	Medical and Dental Benefits (4)	$9,609	$9,609	—
	Outplacement Services	$10,000	$10,000	—
	Total (5)
Richard R. Ruffolo	Cash Severance (3)	$543,750	$712,500	—
	Medical and Dental Benefits (4)	$9,293	$9,293	—
	Outplacement Services	$10,000	$10,000	—
	Total (5)
Bruce Hartman	Cash Severance (3)	$1,210,000	$1,787,500	—
	Medical and Dental Benefits (4)	$14,413	$14,413	—
	Outplacement Services	$10,000	$10,000	—
	Total (5)

(1)	The consummation of the Merger in February 2007 constituted a “change in control event” (as defined below) under the executive severance agreements. The executive severance agreements provide for differing levels of certain benefits if the named executive officer was terminated within 24 months of a change in control event. None of the named executive officers were terminated on a date within 24 months following the Merger (February 7, 2009), nor was there a subsequent event which qualified as a change in control event under the executive severance agreements. The amounts in this column therefore reflect the estimated values of payments and benefits to each named executive officer if his employment had been terminated on January 2, 2010. Had there been a termination prior to February 7, 2009, the estimated values of payments and benefits to each named executive officer would be calculated in accordance with the column “Termination without Cause or Voluntary termination for Good Reason by the Executive within 24 months of a Change in Control.”
(2)	The amounts in this column represent the value of payments and benefits to a named executive officer if there had been a termination without cause or voluntary termination prior to February 7, 2009, or if there had been such a termination on January 2, 2010 and such termination was within twenty four months of a “change in control event” as defined in the executive severance agreements. None of the named executive officers were actually terminated as of a date within 24 months of the Merger (i.e., prior to February 7, 2009) and there has been no such subsequent change in control event.
(3)	Under the column “Termination without Cause or Voluntary termination for Good Reason by the Executive within 24 Months of a Change in Control,” these amounts represent: (i) cash severance in the form of a one-time payment of the following percentages of the sum of the individual’s base salary plus incentive award target under the MIP: Mr. Rydin – 200%; Messrs. Kent and Hartman – 150%; Messrs. Farley and Ruffolo – 100%; plus (ii) a one-time payment of 100% of the incentive award target under the MIP, based on the assumption that the named executive officer was terminated on the last day of fiscal 2009.

Under the column “Termination without Cause more than 24 Months after a Change in Control,” these amounts represent: (i) cash severance in the form of continued payment of base salary, in accordance with regular payroll practices (subject to applicable delay periods for benefits that constitute nonqualified deferred compensation under Section 409A of the Internal Revenue Code), for the following periods: Mr. Rydin – two years; Messrs. Kent and Hartman – 18 months; Messrs. Farley and Ruffolo – one year, and Mr. Medina – 6 months; plus (ii) a one-time payment of 100% of the incentive award target under the MIP, based on the assumption that the named executive officer was terminated on the last day of fiscal 2009.

(4)	These amounts represent payment of insurance premiums by the Company for continued health and dental benefits as if the named executive officer were still an active employee of the Company, for the following periods after termination of employment: Mr. Rydin –18 months; Messrs. Kent and Hartman – 2 years; and Messrs. Farley and Ruffolo – one year. The amount is based on the type of insurance coverage we carried for each named executive officer as of January 2, 2010 and is valued using the assumptions used for financial reporting purposes.
(5)	In addition to these benefits, each of the named executive officers would be entitled to the vested portion of is account balance under the Executive Deferred Compensation Plan in the event of his termination of employment, death or a change in control. See “Non-Qualified Deferred Compensation.”

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

Class A Unit Repurchase. Pursuant to the Class A unit purchase agreements issued in connection with the Merger-Related Class A Units, if, at any time prior to the second anniversary of the date of such agreement the executive is terminated by the Company without “cause” or the executive resigns for “good reason” (each as defined in the unit purchase agreement), the executive may elect to require the Company to repurchase all, but not less than all, of the executive’s Class A common units pursuant to the terms of a “put option.” The purchase price for the repurchased Class A common units is the original cost of such units paid by the executive. Original cost for units purchased in connection with the merger transactions was $101.22 per Class A common unit. The two year term of this “put option” expired in February 2009 and no such put options remain applicable. With respect to the Post-Merger Class A Units, in the event the executive ceases to be employed by the Company for any reason, all Class A common units shall be subject to repurchase at the Company’s option as more fully set forth in the unit purchase agreement. The purchase price for each Class A common unit shall be the Fair Market Value of such unit as determined in good faith by the Board in its sole discretion in accordance with the provisions of the applicable equity documents.

Class B Unit Repurchase. Pursuant to the Class B unit purchase agreement, in the event the executive ceases to be employed by the Company for any reason, all Class B common units shall be subject to repurchase at the Company’s option. In the event of a termination of employment, (i) the purchase price for each unvested Class B common unit shall be the lesser of (A) executive’s “original cost” for such unvested unit and (B) the Fair Market Value (as defined below) of such unvested unit as of the date of repurchase, and (ii) the purchase price for each vested Class B common unit shall be the Fair Market Value of such vested unit as of the date of repurchase; provided, however, if Executive employment is terminated with Cause (as defined in the unit purchase agreement), the purchase price for each Class B common unit (whether vested or not) shall be the lesser of (A) executive’s original cost for such unit and (B) the Fair Market Value of such unit as of the date of repurchase. With respect to the Class B unit purchase agreements entered into as of the Merger, original cost for the Class B common units was $1.00. “Fair Market Value” of any unit will be determined in good faith by the Board in its sole discretion in accordance with the provisions of the applicable equity documents. Provided Mr. Rydin does not voluntarily resign his employment without Good Reason (as defined in the Rydin Agreement) or is not terminated for cause prior to expiration of the Executive Chair Term, then with respect to his Employment Agreement referenced above, YCC Holdings repurchase options will not be applicable to Mr. Rydin’s Class B units.

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

Director Compensation

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c) (1)	Total ($) (h)
Robin P. Selati	$0	$0	$0
Terry Burman	$62,750	$0	$62,750
Richard H. Copans	$0	$0	$0
George A. Peinado	$0	$0	$0

(1)	Mr. Burman holds 2,070 Class C common units, but received no grants in 2009.

Overview of Director Compensation

Our Board of Directors consists of Robin P. Selati, George A. Peinado, Richard H. Copans, Terry Burman, Craig W. Rydin and Harlan M. Kent. Messrs. Selati, Peinado and Copans are affiliates of Madison Dearborn ( “Madison Dearborn Directors”). Messrs. Rydin and Kent are employees of the Company (“Management Directors”). Mr. Burman is an independent director.

Under the Director Compensation Plan adopted by the Compensation Committee in 2007, neither Madison Dearborn Directors nor Management Directors are entitled to fees or equity compensation for their services as directors. The Director Compensation Plan provides for compensation for independent directors (defined as directors who are neither Madison Dearborn Directors nor Management Directors) consisting of the following elements: (i) a base annual retainer of $35,000, (ii) board and/or committee meeting fees of $1,500 per meeting attended in person and $750 per meeting participated in via telephone, and (iii) an equity award designed to provide a target net equity value of $500,000 based upon a liquidation value model approved by the Compensation Committee. Pursuant to this Director Compensation Plan, Mr. Burman received a grant of 2,070 Class C common units effective as of June 27, 2008. Mr. Burman also receives an annual retainer of $35,000 and board meeting fees as set forth above. In December 2009, after a market benchmarking study, the Company revised its Director Compensation Plan to increase the base annual retainer to $45,000. All other aspects of the Plan remained unchanged.

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

We are an indirect, wholly-owned subsidiary of Holdings LLC. All of our capital stock is owned by Parent, which in turn is owned by Holdings LLC. Holdings LLC was capitalized in connection with the 2007 Merger with approximately $433.1 million of equity capital in the form of Class A and Class B common units. As of February 1, 2010, Holdings LLC had 4,268,802 Class A Units, 363,080 Class B Units and 101,564 Class C Units outstanding. The following table sets forth information with respect to the beneficial ownership of the capital stock of Holdings LLC by:

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

	Class A Common Units		Class B Common Units		Class C Common Units
	Number	Percent of Class	Number (1)	Percent of Class	Number (1)	Percent of Class	Total Voting Percent (1)(2)
Principal Stockholders:
Madison Dearborn (3)	4,233,353	99.2%	—	—	—	—	93.9%

Directors and Named Executive Officers:
Craig W. Rydin	22,772	*	59,903	27.2%	—	—	1.8%
Harlan M. Kent	2,692	*	44,927	20.5%	2,400	10.2%	1.1%
Bruce L. Hartman	373	*	—	—	16,725	67.8%	*
Stephen Farley	508	*	17,971	8.3%	—	—	*
Richard R. Ruffolo	753	*	14,226	6.6%	—	—	*
Terry Burman	46	*	—	—	1,010	4.3%	*
Robin P. Selati (3)	—	*	—	—	—	—	*
George A. Peinado (3)	—	*	—	—	—	—	*
Richard H. Copans (3)	—	*	—	—	—	—	*
All Directors and Executive Officers as a group (14 persons)	33,318	*	186,146	82.4%	23,183	92.4%	5.4%

*	Denotes less than one percent.
(1)	This amounts set forth in this column for each applicable individual represent the number of Class B and Class C common units vested as of February 1, 2010, plus the number of Class B or Class C common units that are scheduled to vest within 60 days of such date. Class B and Class C common units vest on a daily basis. Unvested Class B and Class C common units are not included in this column as such unvested units do not provide the holder with voting or dispositive power. For more information about the terms of the Class B and Class C common units see “— Certain Relationships and Related Party Transactions.”
(2)	The Class A, Class B and Class C common units vote together as a single class. The unvested Class B and Class C common units do not have voting rights. Pursuant to Holdings LLC’s limited liability company agreement, action of the members can be taken by the affirmative vote of a majority of the common units entitled to vote. For purposes of determining percentage of voting power, each person’s percentage represents such person’s percentage of the shares entitled to vote and excludes the unvested Class B and Class C common units.
(3)	Madison Dearborn Capital Partners V–A, L.P. (“MDP V–A”) is the direct beneficial owner of 3,330,116 Class A Units, Madison Dearborn Capital Partners V–C, L.P. (“MDP V–C”) is the direct beneficial owner of 869,884 Class A Units and Madison Dearborn Capital Partners V Executive–A, L.P. (“MDP Executive”) is the direct beneficial owner of 33,353 Class A Units. Madison Dearborn Partners V–A&C, L.P. (“MDP A&C”) is the general partner of MDP V–A, MDP V–C and MDP Executive. John A. Canning, Paul J. Finnegan and Samuel M. Mencoff are the sole members of a limited partner committee of MDP A&C that have the power, acting by majority vote, to vote or dispose of the shares directly held by MDP V–A, MDP V–C and MDP Executive. Messrs. Canning, Finnegan and Mencoff and MDP LLC each hereby disclaims any beneficial ownership of any shares directly held by MDP V–A, MDP V–C and MDP Executive. Each of Messrs. Selati, Peinado and Copans are employed by Madison Dearborn Partners LLC (“MDP LLC”), which is the general partner of MDP A&C, and disclaim beneficial ownership of the Class A Units held by MDP V–A, MDP V–C and MDP Executive except to the extent of his pecuniary interest therein. The address for MDP V-A, MDP V-C, MDP Executive and Messrs. Selati, Peinado and Copans is c/o Madison Dearborn Partners, LLC, Three First National Plaza, Suite 3800, 70 West Madison Street, Chicago, Illinois 60602.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

In 2009, Company had sales in the ordinary course of business of approximately $0.3 million to Tuesday Morning Corporation, one of the Company’s wholesale customers. Madison Dearborn held an interest in Tuesday Morning Corporation during 2009. In 2009 the Company purchased products in the amount of approximately $0.2 million, in the ordinary course of business from CDW Corporation, in which Madison Dearborn holds an interest. Messrs. Selati, Peinado and Copans, the three Madison Dearborn employees who serve on the Company’s Board of Directors, were not involved in these transactions.

In February 2007, CapitalSource Inc., a company in which affiliates of Madison Dearborn Partners, LLC hold an approximately 7.5% interest as of January 2, 2010, purchased a portion of the revolving loan under our senior secured revolving credit facility. During 2009, the largest amount of principal outstanding under the loan at any one time was $11.5 million. As of January 2, 2010, the principal amount outstanding under this loan was $0.4 million. For the fifty-two weeks ended January 2, 2010, we paid $0.2 million of interest and fees related to this loan.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the fees of Deloitte & Touche LLP, including the member firms of Deloitte Touche Tohmatsu, our independent registered public accounting firm, billed to us for each of the last two fiscal years for audit services and for other professional services:

Type of Fees	2009	2008
Audit Fees (1)	$771,000	$871,500
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees (4)	—	9,000

Total	$771,000	$880,500

(1)	In accordance with the applicable SEC definitions and rules, “Audit Fees” are fees billed by Deloitte & Touche LLP for professional services rendered for the audit of the Company’s financial statements for the applicable fiscal year, the audit of the Company’s internal control over financial reporting, and the reviews of the financial statements included in each of the Company’s Quarterly Reports on Form 10-Q during the applicable fiscal year, or any services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the applicable fiscal year.
(2)	In accordance with the applicable SEC definitions and rules, “Audit-Related Fees” are fees billed by Deloitte & Touche LLP for assurance and related services rendered during the applicable fiscal year that are reasonably related to the performance of the audit or review of the Company’s financial statements, and which are not reported as Audit Fees.
(3)	In accordance with the applicable SEC definitions and rules, “Tax Fees” are fees billed by Deloitte & Touche LLP for professional services rendered for tax compliance, tax advice and tax planning.
(4)	In accordance with the applicable SEC definitions and rules, “All Other Fees” are fees billed by Deloitte & Touche LLP for products and services other than those reported as Audit Fees, Audit-Related Fees or Tax Fees. For fiscal 2008 all other fees related to the review of the Company’s responses associated with an SEC comment letter.

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

All of the fees disclosed above with respect to 2009 related to services that were approved by the Audit Committee in accordance with the foregoing pre-approval policies and procedures.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Consolidated Financial Statements

The consolidated financial statements listed below are included in this document under Item 8.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

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

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2010.

YANKEE HOLDING CORP.

By	/s/ HARLAN M. KENT
Harlan M. Kent
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates noted.

Signature	Capacity	Date

/s/ CRAIG W. RYDIN	Executive Chairman, Chairman of the Board of Directors	March 30, 2010
Craig W. Rydin

/s/ HARLAN M. KENT	Chief Executive Officer (Principal Executive Officer), Director	March 30, 2010
Harlan M. Kent

/s/ BRUCE L. HARTMAN	Executive Vice President, Chief Administrative Officer and Chief Financial Officer (Principal Financial Officer)	March 30, 2010
Bruce L. Hartman

/s/ EDWARD R. MEDINA	Senior Vice President, Finance, Chief Accounting Officer and Controller (Principal Accounting Officer)	March 30, 2010
Edward R. Medina

/s/ ROBIN P. SELATI	Director	March 30, 2010
Robin P. Selati

/s/ GEORGE A. PEINADO	Director	March 30, 2010
George A. Peinado

/s/ RICHARD COPANS	Director	March 30, 2010
Richard Copans

/s/ TERRY BURMAN	Director	March 30, 2010
Terry Burman

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
1.1	Purchase Agreement, dated February 1, 2007, among Yankee Acquisition Corp., Yankee Holding Corp., Merrill Lynch, Fenner, Pierce & Smith Incorporated and Lehman Brothers Inc., filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

1.2	Joinder to Purchase Agreement, dated February 6, 2007, among The Yankee Candle Company, Inc., Yankee Candle Admin LLC, Yankee Candle Restaurant Corp., Quality Gift Distributors, Inc. and Aroma Naturals, Inc., filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

2.1	Agreement and Plan of Merger, dated October 24, 2006, among YCC Holdings LLC, Yankee Acquisition Corp. and The Yankee Candle Company, Inc., filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

3.1	Amended and Restated Certificate of Incorporation of The Yankee Candle Company, Inc., filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

3.2	Amended and Restated By-laws of The Yankee Candle Company, Inc., filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

3.3	Certificate of Incorporation of Yankee Holding Corp., filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

3.4	Certificate of Amendment to the Certificate of Incorporation of Yankee Holding Corp., filed as Exhibit 3.1 to Yankee Holding Corp.’s Form 10-Q for the quarter ended September 29, 2007 filed on November 8, 2007 (Reg No. 333-141699) and incorporated herein by reference.

3.5	By-Laws of Yankee Holding Corp., filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

3.6	Certificate of Formation of Yankee Candle Admin LLC, filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

3.7	Operating Agreement of Yankee Candle Admin LLC, filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

3.8	Certificate of Incorporation of Yankee Candle Restaurant Corp., filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

3.9	By-Laws of Yankee Candle Restaurant Corp., filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

3.10	Certificate of Incorporation of Quality Gift Distributors, Inc., filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

3.11	By-Laws of Quality Gift Distributors, Inc., filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

3.14	Certificate of Formation of YCC Holdings LLC, filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

3.15	Limited Liability Company Agreement of YCC Holdings LLC, dated as of February 6, 2007, by and among the initial members identified therein, filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

4.1	Senior Note Indenture, dated as of February 6, 2007, among Yankee Acquisition Corp., Yankee Holding Corp. and HSBC BANK, USA, NATIONAL ASSOCIATION, as Trustee, filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

4.2	Senior Note Supplemental Indenture, dated February 6, 2007, among The Yankee Candle Company, Inc., Yankee Candle Admin LLC, Yankee Candle Restaurant Corp., Quality Gift Distributors, Inc. and Aroma Naturals, Inc. and HSBC BANK, USA, NATIONAL ASSOCIATION, as Trustee, filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

4.3	Senior Note Notation of Guaranty, dated February 6, 2007, among Yankee Candle Admin LLC, Yankee Candle Restaurant Corp., Quality Gift Distributors, Inc. and Aroma Naturals, Inc., filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

4.4	Senior Note Notation of Guaranty, dated February 6, 2007 of Yankee Holding Corp., filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

4.5	Senior Subordinated Note Indenture, dated as of February 6, 2007, among Yankee Acquisition Corp., Yankee Holding Corp. and HSBC BANK, USA, NATIONAL ASSOCIATION, as Trustee, filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

4.6	Senior Subordinated Note Supplemental Indenture, dated February 6, 2007, among The Yankee Candle Company, Inc., Yankee Candle Admin LLC, Yankee Candle Restaurant Corp., Quality Gift Distributors, Inc. and Aroma Naturals, Inc. and HSBC BANK, USA, NATIONAL ASSOCIATION, as Trustee, filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

4.7	Senior Subordinated Note Notation of Guaranty, dated February 6, 2007, among Yankee Candle Admin LLC, Yankee Candle Restaurant Corp., Quality Gift Distributors, Inc. and Aroma Naturals, Inc., filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

4.8	Senior Subordinated Note Notation of Guaranty, dated February 6, 2007 of Yankee Holding Corp., filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

4.9	Registration Rights Agreement, dated February 6, 2007, among Yankee Acquisition Corp., Yankee Holding Corp., Merrill Lynch, Fenner, Pierce & Smith Incorporated and Lehman Brothers Inc., filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

4.10	Registration Rights Joinder Agreement, dated February 6, 2007, among The Yankee Candle Company, Inc., Yankee Candle Admin LLC, Yankee Candle Restaurant Corp., Quality Gift Distributors, Inc. and Aroma Naturals, Inc., filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

4.11	Form of Senior Note (attached as exhibit to Exhibit 4.1), filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

4.12	Form of Senior Subordinated Note (attached to Exhibit 4.5), filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

4.13	Second Supplemental Indenture, dated as of August 21, 2007, by and among The Yankee Candle Company, Inc and the guarantors listed therein and HSBC Bank USA N.A., as trustee relating to the 9 3 / 4 % Senior Subordinated Notes due 2017, filed as Exhibit 4.1 to Yankee Holding Corp.’s Form 10-Q for the quarter ended September 29, 2007 filed on November 8, 2007 (Reg No. 333-141699) and incorporated herein by reference.

4.14	Second Supplemental Indenture, dated as of August 21, 2007, by and among The Yankee Candle Company, Inc and the guarantors listed therein and HSBC Bank USA N.A., as trustee 8 1 / 2 % Senior Notes due 2017, filed as Exhibit 4.2 to Yankee Holding Corp.’s Form 10-Q for the quarter ended September 29, 2007 filed on November 8, 2007 (Reg No. 333-141699) and incorporated herein by reference.

10.1	Credit Agreement, dated as of February 6, 2007, among Yankee Acquisition Corp., Yankee Holding Corp., The Yankee Candle Company, Inc., the lenders party thereto, Lehman Commercial Paper Inc., Sovereign Bank, Wells Fargo Retail Finance, LLC, Lehman Brothers Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

10.2	Guarantee and Collateral Agreement, dated as of February 6, 2007 among Lehman Commercial Paper Inc., Yankee Holding Corp., Yankee Acquisition Corp., The Yankee Candle Company, Inc., Merrill Lynch Capital Corporation, Sovereign Bank, Wells Fargo Retail Finance, LLC, Lehman Brothers Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

10.3	Term Loan Promissory Note, dated February 6, 2007, by the Borrowers party thereto, in favor of Sovereign Bank, filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

10.4	Term Loan Promissory Note, dated February 6, 2007, by the Borrowers party thereto, in favor of Citizens Bank of Massachusetts, filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

10.5	Term Loan Promissory Note, dated February 6, 2007, by the Borrowers party thereto, in favor of CIT, filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

10.6	Revolving Credit Note, dated February 6, 2007, by the Borrowers party thereto, in favor of Sovereign Bank, filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

10.7	Revolving Credit Note, by the Borrowers party thereto, in favor of Citizens Bank of Massachusetts, filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

10.8	Amended and Restated Employment Agreement, dated March 4, 2009, between The Yankee Candle Company, Inc. and Craig W. Rydin, filed with Yankee Holding Corp.’s Form 8-K filed on March 5, 2009 (Reg No. 333-141699) and incorporated herein by reference.

10.9	Employment Agreement dated March 4, 2009, between The Yankee Candle Company, Inc. and Harlan Kent, filed with Yankee Holding Corp.’s Form 8-K filed on March 5, 2009 (Reg No. 333-141699) and incorporated herein by reference.

†10.10	YCC Holdings LLC Amended and Restated 2007 Incentive Equity Plan, filed with Yankee Holding Corp.’s Form 10-K filed on April 3, 2009 (Reg 333-141699) and incorporated by reference.

†10.11	Form of Class A Unit Purchase Agreement (executive committee), filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

†10.12	Form of Class A Unit Purchase Agreement (non-executive committee), filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

†10.13	Class A Unit Purchase Agreement, dated February 6, 2007, between YCC Holdings LLC and Madison Dearborn Capital Partners V-A, L.P., Madison Dearborn Capital Partners V-C, L.P., and Madison Dearborn Partners V Executive-A, L.P., filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

†10.14	Form of Class B Unit Purchase Agreement (executive committee), filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

†10.15	Form of Class B Unit Purchase Agreement (non-executive committee), filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

†10.16	Unitholders Agreement, dated February 6, 2007, by and among YCC Holdings LLC, Madison Dearborn Capital Partners V-A, L.P., Madison Dearborn Capital Partners C-A, L.P., Madison Dearborn Capital Partners V Executive-A, L.P., and each of the other persons listed therein, filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

10.17	Management Services Agreement, dated as of February 6, 2007, by and between the Yankee Candle Company, Inc. and Madison Dearborn Partners V-B, L.P., filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

†10.18	Form of Class C Unit Purchase Agreement (executive committee) , filed with Yankee Holding Corp.’s Form 10-K filed on April 3, 2009 (Reg No. 333-141699) and incorporated by reference.

†10.19	Form of Class C Unit Purchase Agreement (non-executive committee) , filed with Yankee Holding Corp’s Form 10-K filed on April 3, 2009 (Reg No. 333-141699) and incorporated by reference.

†10.20	Form of Class C Unit Purchase Agreement (director form) , filed with Yankee Holding Corp’s Form 10-K filed on April 3, 2009 (Reg No. 333-141699) and incorporated by reference.

†10.21	Form of Executive Severance Agreement, filed as Exhibit 10.1 to The Yankee Candle Company, Inc.’s Form 8-K filed on September 20, 2006 (Reg No. 333-141699), is incorporated herein by reference.

†10.22	Form of Amendment of Executive Severance Agreement, dated December 31, 2008, filed with Yankee Holding Corp.’s Form 10-K filed on April 3, 2009 (Reg No. 333-141699) and incorporated by reference.

†10.23	Amended and Restated Executive Deferred Compensation Plan, dated December 23, 2008, filed with Yankee Holding Corp.’s Form 10-K filed on April 3, 2009 (Reg No. 333-141699) and incorporated by reference.

10.24	Amendment to the Yankee Candle Company, Inc. 401(K) and Profit Sharing Plan, filed with Yankee Holding Corp.’s Form 10-K filed on April 3, 2009 (Reg No. 333-141699) and incorporated by reference.

†10.25	Form of Management Incentive Plan for fiscal year 200 for participants of Executive Compensation Plan, filed with Yankee Holding Corp.’s Form 8-K filed on April 8, 2009 (Reg No. 333-141699) and incorporated by reference.

10.26	Form of Indemnification Agreement between The Yankee Candle Company, Inc. and its directors and executive officers, filed as Exhibit 99.3 to The Yankee Candle Company, Inc.’s Form 8-K filed on June 8, 2005 (Reg No. 333-141699) is incorporated herein by reference.

*21.1	Subsidiaries of Yankee Holding Corp.

*31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
†	Indicates management contract or compensatory plan or arrangement.