Form 10-Q
period 2010-04-03
Yankee Holding Corp.
filed 2010-05-14
CIK 1394069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarterly period ended: April 3, 2010

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

As of May 7, 2010, there were 498,310 shares of Yankee Holding Corp. common stock, $.01 par value, outstanding, all of which are owned by YCC Holdings LLC.

YANKEE HOLDING CORP.

FORM 10-Q – Quarter Ended April 3, 2010

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

YANKEE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	April 3, 2010	January 2, 2010
ASSETS
CURRENT ASSETS:
Cash	$4,047	$9,095
Accounts receivable, net	40,248	43,928
Inventory	68,078	59,530
Prepaid expenses and other current assets	20,039	12,094
Deferred tax assets	10,578	11,208

TOTAL CURRENT ASSETS	142,990	135,855

PROPERTY AND EQUIPMENT, NET	124,414	124,768
MARKETABLE SECURITIES	1,447	1,168
GOODWILL	643,570	643,570
INTANGIBLE ASSETS	290,986	294,201
DEFERRED FINANCING COSTS	17,787	18,731
OTHER ASSETS	743	787

TOTAL ASSETS	$1,221,937	$1,219,080

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$26,254	$21,648
Accrued payroll	7,523	15,613
Accrued interest	6,256	17,844
Accrued purchases of property and equipment	3,487	1,901
Current portion of capital leases	514	—
Other accrued liabilities	38,378	43,705

TOTAL CURRENT LIABILITIES	82,412	100,711

DEFERRED COMPENSATION OBLIGATION	1,499	1,369
DEFERRED TAX LIABILITIES	91,951	91,706
LONG-TERM DEBT	1,015,125	989,125
DEFERRED RENT	10,673	10,643
CAPITAL LEASES, NET OF CURRENT PORTION	1,480	—
OTHER LONG-TERM LIABILITIES	2,297	2,283
STOCKHOLDERS’ EQUITY	16,500	23,243

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,221,937	$1,219,080

See notes to condensed consolidated financial statements

YANKEE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(Unaudited)

	Thirteen Weeks Ended April 3, 2010	Thirteen Weeks Ended April 4, 2009
Sales	$140,975	$119,218
Cost of sales	62,312	51,767

Gross profit	78,663	67,451
Selling expenses	49,568	45,240
General and administrative expenses	16,679	15,362
Restructuring charges	800	748

Operating income	11,616	6,101
Interest income	—	(10)
Interest expense	19,807	21,715
Other expense	4,732	1,437

Loss from continuing operations before benefit from income taxes	(12,923)	(17,041)
Benefit from income taxes	(4,676)	(7,094)

Loss from continuing operations	(8,247)	(9,947)
Loss from discontinued operations, net of income taxes	(255)	(1,542)

Net loss	$(8,502)	$(11,489)

See notes to condensed consolidated financial statements

YANKEE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Thirteen Weeks Ended April 3, 2010	Thirteen Weeks Ended April 4, 2009
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(8,502)	$(11,489)
Adjustments to reconcile net loss to net cash used in operating activities:
Realized loss on derivative contracts	4,802	—
Depreciation and amortization	10,704	11,351
Unrealized (gain) loss on marketable securities	(54)	43
Share-based compensation expense	329	202
Deferred taxes	(865)	1,492
(Gain) loss on disposal and impairment of property and equipment	(5)	174
Investments in marketable securities	(376)	(341)
Changes in assets and liabilities:
Accounts receivable	3,065	1,066
Inventory	(9,293)	(5,319)
Prepaid expenses and other assets	(2,336)	570
Accounts payable	4,663	725
Income taxes	(4,726)	(15,676)
Accrued expenses and other liabilities	(25,017)	(17,589)

NET CASH USED IN OPERATING ACTIVITIES	(27,611)	(34,791)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(2,932)	(5,196)
Proceeds from sale of property and equipment	192	—

NET CASH USED IN INVESTING ACTIVITIES	(2,740)	(5,196)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repayments under Credit Facility	(11,000)	(70,000)
Borrowings under Credit Facility	37,000	—
Proceeds from issuance of common equity units	25	20
Repurchase of common equity units	(630)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	25,395	(69,980)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(92)	7

NET DECREASE IN CASH	(5,048)	(109,960)
CASH, BEGINNING OF PERIOD	9,095	130,577

CASH, END OF PERIOD	$4,047	$20,617

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$30,350	$32,152

Income taxes	$766	$6,100

Net increase (decrease) in accrued purchases of property and equipment	$1,586	$(1,538)

Capital lease obligations related to equipment purchase	$1,974	$—

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

Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”). The accompanying unaudited condensed financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended January 2, 2010 included in the Company’s Annual Report on Form 10-K. Unless otherwise indicated, all amounts are in thousands.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that expands the required disclosures about fair value measurements. This guidance provides for new disclosures requiring the Company to (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separately information about purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements. This guidance also provides clarification of existing disclosures requiring the Company to (i) determine each class of assets and liabilities based on the nature and risks of the investments rather than by major security type and (ii) for each class of assets and liabilities, disclose the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the presentation of purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements, which is effective for interim and annual reporting periods beginning after December 15, 2010. Accordingly, the Company adopted this guidance as of January 3, 2010, with the exception of the guidance related to the presentation of purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements, which will be effective for the Company on January 2, 2011. The Company does not anticipate that the adoption of the second part of this guidance will have a material impact on the Company’s consolidated financial statements.

3. DISCONTINUED OPERATIONS

During 2009, the Company discontinued the operations of its Illuminations and Aroma Naturals businesses. Accordingly, the Company has classified the results of operations of the Illuminations and Aroma Naturals businesses as discontinued operations for all periods presented. The discontinued operations of both the Illuminations and Aroma Naturals businesses are as follows:

	Thirteen Weeks Ended
	April 3, 2010	April 4, 2009
Sales	$—	$6,490

Loss from discontinued operations	$(401)	$(2,531)
Benefit from income taxes	(146)	(989)

Loss from discontinued operations, net of income taxes	$(255)	$(1,542)

For the thirteen weeks ended April 3, 2010 and April 4, 2009, the loss from discontinued operations included restructuring charges of $366 and $1,667, respectively.

4. RESTRUCTURING CHARGES

During January 2010, the Company executed a plan to reduce its administrative workforce and reorganize its distribution network, closing one leased facility.

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

As part of these restructuring plans, the Company recorded a charge of $1,166 during the first quarter of 2010, of which $366 is included in discontinued operations. The charge primarily includes severance and lease related termination costs. As of April 3, 2010, the occupancy related accrual primarily relates to a lease termination for an Illuminations retail store and the Illuminations corporate headquarters. The lease related to the Illuminations corporate headquarters in Petaluma, California expires in March 2013. This lease will be paid through March 2013 unless the Company is able to structure a buyout agreement with the landlord. As of April 3, 2010, the Company has recorded $23,873 in total restructuring charges in regards to these plans, inclusive of amounts recorded during fiscal years 2008 and 2009.

The following is a summary of restructuring charge activity for the thirteen weeks ended April 3, 2010:

	Accrued as of January 2, 2010	Thirteen Weeks Ended April 3, 2010			Accrued as of April 3, 2010
		Expense	Costs Paid	Non-Cash Charges
Continuing Operations
Occupancy related	$17	$181	$(125)	$(9)	$64
Employee related	32	619	(214)	—	437

Total Continuing Operations	49	800	(339)	(9)	501

Discontinued Operations
Occupancy related	2,474	366	(1,698)	—	1,142
Employee related	41	—	(32)	—	9

Total Discontinued Operations	2,515	366	(1,730)	—	1,151

Total Restructuring Charges	$2,564	$1,166	$(2,069)	$(9)	$1,652

5. SHARE-BASED COMPENSATION

A summary of the Company’s nonvested shares as of April 3, 2010, and the activity for the thirteen weeks ended April 3, 2010 is presented below:

	Class A Common Units	Weighted Average Calculated Value	Class B Common Units	Weighted Average Calculated Value	Class C Common Units	Weighted Average Calculated Value
Nonvested at January 2, 2010	—	—	152,136	$9.39	75,037	$11.56
Granted	198	—	—	—	39,000	$34.40
Forfeited	—	—	(9,519)	$9.39	(28,651)	$12.30
Vested	(198)	—	(17,295)	$9.39	(9,109)	$22.00

Nonvested at April 3, 2010	—	—	125,322	$9.39	76,277	$21.71

During the thirteen weeks ended April 3, 2010, the Company repurchased 1,126 vested Class A common units, 12,130 vested Class B common units and 13,123 vested Class C common units, for $630. The Company anticipates that all of its nonvested common units will vest.

The total estimated fair value of equity awards vested during thirteen weeks ended April 3, 2010 was $363. Share-based compensation expense for the thirteen weeks ended April 3, 2010 and April 4, 2009 was $329 and $202, respectively.

As of April 3, 2010, there was approximately $2,743 of total unrecognized compensation cost related to Class B and Class C common unit equity awards and there was no unrecognized expense related to the Class A common unit equity awards. This cost is expected to be recognized over the remaining vesting period, of approximately five years (April 2010 to April 2015).

Presented below is a summary of assumptions for the indicated period. There were 370 Class A grants, 12,400 Class C grants and no Class B grants for the thirteen weeks ended April 4, 2009.

Assumptions	Thirteen Weeks Ended April 3, 2010	Thirteen Weeks Ended April 4, 2009
Weighted average calculated value of awards granted	$34.40	$8.59
Weighted average volatility	39.7%	36.5%
Weighted average expected term (in years)	5.0	5.0
Dividend yield	—	—
Weighted average risk-free interest rate	2.7%	1.7%

With respect to the Class B and Class C common units, since the Company is no longer publicly traded, the Company based its estimate of expected volatility on the median historical volatility of a group of eight comparable public companies. The historical volatilities of the comparable companies were measured over a 5-year historical period. The expected term of the Class B and Class C common units granted represents the period of time that the units are expected to be outstanding and is assumed to be approximately five years based on management’s estimate of the time to a liquidity event. The Company does not expect to pay dividends, and accordingly, the dividend yield is zero. The risk free interest rate reflects a five-year period commensurate with the expected time to a liquidity event and was based on the U.S. Treasury yield curve.

6. INVENTORY

The Company values its inventory on the first–in first–out (“FIFO”) basis. The components of inventory were as follows:

	April 3, 2010	January 2, 2010
Finished goods	$59,575	$52,765
Work-in-process	479	375
Raw materials and packaging	8,024	6,390

Total inventory	$68,078	$59,530

7. GOODWILL AND INTANGIBLE ASSETS

The Company has determined that its tradenames have an indefinite useful life and, therefore, are not being amortized. Under the Intangibles Topic of the ASC, goodwill and indefinite lived intangible assets are not amortized but are subject to an annual impairment test. There were no changes in the carrying amount of goodwill during the thirteen weeks ended April 3, 2010.

Intangible Assets

The carrying amount and accumulated amortization of intangible assets consisted of the following:

	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
April 3, 2010
Indefinite life:
Tradenames	N/A	$267,755	$—	$267,755

Finite-lived intangible assets:
Customer lists	5	63,640	(41,163)	22,477
Favorable lease agreements	5	2,330	(1,580)	750
Other	3	36	(32)	4

Total finite-lived intangible assets		66,006	(42,775)	23,231

Total intangible assets		$333,761	$(42,775)	$290,986

January 2, 2010
Indefinite life:
Tradenames	N/A	$267,755	$—	$267,755

Finite-lived intangible assets:
Customer lists	5	63,675	(38,048)	25,627
Favorable lease agreements	5	2,330	(1,516)	814
Other	3	36	(31)	5

Total finite-lived intangible assets		66,041	(39,595)	26,446

Total intangible assets		$333,796	$(39,595)	$294,201

Total amortization expense from finite–lived intangible assets was $3,180 and $3,477 for the thirteen weeks ended April 3, 2010 and April 4, 2009, respectively. The intangible assets are amortized on a straight line basis. Favorable lease agreements are amortized over the remaining lease term of each respective lease.

8. LONG-TERM DEBT

Long-term debt consisted of the following at April 3, 2010 and January 2, 2010:

	April 3, 2010	January 2, 2010
Senior secured revolving credit facility	$37,000	$11,000
Senior secured term loan facility	465,125	465,125
Senior notes due 2015	325,000	325,000
Senior subordinated notes due 2017	188,000	188,000

Total	$1,015,125	$989,125

Senior Secured Credit Facility

The Company’s senior secured credit facility (the “Credit Facility”) consists of a $650,000 senior secured term loan facility (“Term Facility”) maturing on February 6, 2014 and a $125,000 senior secured revolving credit facility (“Revolving Facility”), which expires on February 6, 2013.

All borrowings under the Credit Facility bear interest at a rate per annum equal to an applicable margin, plus, at the Company’s option, (i) the higher of (a) the prime rate (as set forth on the British Banking Association Telerate Page 5) and (b) the federal funds effective rate, plus one-half percent (0.50%) per annum or (ii) the Eurodollar rate, and resets periodically. In addition to paying interest on outstanding principal under the Credit Facility, the Company is required to pay a commitment fee to the lenders in respect of unutilized loan commitments at a rate of 0.50% per annum. As of April 3, 2010, the weighted average combined interest rate on the Term Facility and Revolving Facility was 2.21%.

The Credit Facility contains a financial covenant which requires that the Company maintain at the end of each fiscal quarter, commencing with the quarter ended January 2, 2010 through the quarter ending October 2, 2010, a consolidated total secured debt (net of cash and cash equivalents not to exceed $30,000) to consolidated EBITDA ratio of no more than 3.75 to 1.00. The consolidated total secured debt to consolidated EBITDA ratio will change to no more than 3.25 to 1.00 for the fourth quarter ending January 1, 2011. As of April 3, 2010, the Company’s actual secured leverage ratio was 2.69 to 1.00, as defined. As of April 3, 2010, total secured debt (including the Company’s capital lease obligations of $1,994) was $500,072 (net of $4,047 of cash). Under the Credit Facility, EBITDA is defined as net income plus, interest, taxes, depreciation and amortization, further adjusted to add back extraordinary, unusual or non-recurring losses, non-cash stock option expense, fees and expenses related to the Transaction, fees and expenses under the management services contract (“Management Agreement”) with our equity sponsor, restructuring charges or reserves, as well as other non-cash charges, expenses or losses, and further adjusted to subtract extraordinary, unusual or non-recurring gains, other non-cash income or gains, and certain cash contributions to our common equity.

As of April 3, 2010, the Company had outstanding letters of credit of $1,740 and $37,000 outstanding under the Revolving Facility, leaving $86,260 in availability under the Revolving Facility.

9. CAPITAL LEASES

In January 2010, the Company entered into two capital leases relating to certain computer equipment. The capital leases have a two and a five year term. As of April 3, 2010, the recorded value of the leased property under capital leases was $1,974 and is included in property and equipment in the condensed consolidated balance sheet. Accumulated amortization on the property under capital lease was $49 as of April 3, 2010. The related amortization is included in general and administrative expense.

Future minimum lease payments under the capital leases as of April 3, 2010 are as follows:

2010	$470
2011	627
2012	404
2013	404
2014	404

Total minimum lease payments	2,309
Less amounts representing interest	(315)

Total	$1,994

10. DERIVATIVE FINANCIAL INSTRUMENTS

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

Interest Rate Swaps

The Company uses interest rate swaps to eliminate the variability of a portion of cash flows associated with the forecasted interest payments on its Term Facility. This is achieved through converting a portion of the floating rate Term Facility to a fixed rate by entering into pay-fixed interest rate swaps. During the second quarter of 2009 the Company changed the interest rate election on its Term Facility from the three-month LIBOR rate to the one-month LIBOR rate. As a result, the Company’s existing interest rate swaps were de-designated as cash flow hedges and the Company no longer accounts for these instruments using hedge accounting with changes in fair value recognized in the condensed consolidated statements of operations. The unrealized loss of $21,725 which was included in OCI on the date the Company changed its interest rate election is being amortized to other expense over the remaining term of the respective interest rate swap agreements. The unamortized amount as of April 3, 2010, was $4,678.

Simultaneous with the de-designations, the Company entered into new interest rate swap agreements to further reduce the variability of cash flows associated with the forecasted interest payments on its Term Facility. These swaps are not designated as cash flow hedges and, are measured at fair value with changes in fair value recognized in the condensed consolidated statements of operations as a component of other income (expense).

As a result of these transactions, the Company effectively converted its Term Facility, which is floating-rate debt, to a blended fixed-rate up to the aggregate amortizing notional value of the swaps by having the Company pay fixed-rate amounts in exchange for the receipt of the floating-rate interest payments. As of April 3, 2010, the aggregate notional value of the swaps was $396,904 or 85.3% of the amount outstanding on our Term Facility, resulting in a blended fixed rate of 3.26%. The aggregate notional value amortizes over the life of the swaps. Under the terms of these agreements, a monthly net settlement is made for the difference between the average fixed rate and the variable rate based upon the one-month LIBOR rate on the aggregate notional amount of the interest rate swaps. One of the Company’s interest rate swaps terminated in March 2010 with the remaining swap agreement scheduled to terminate in March 2011.

The Company has entered into forward starting, amortizing, interest rate swaps in the aggregate notional amount of $320,700 with a blended fixed rate of 3.49% to eliminate the variability in future interest payments by having the Company pay fixed-rate amounts in exchange for receipt of floating-rate interest payments. The effective date of the forward starting swaps is March 31, 2011, of which there are no settlements required until after that date. The forward starting swaps are not designated as cash flow hedges and, are measured at fair value with changes in fair value recognized in the condensed consolidated statements of operations as a component of other income (expense). The forward starting swap agreements terminate in March 2013.

The fair values of the Company’s derivative instruments as of April 3, 2010 and January 2, 2010, were as follows:

	Fair Values of Derivative Instruments Asset Derivatives
	Balance Sheet Location	April 3, 2010
		Fair Value
Derivatives not designated as hedging instruments

Interest rate swap agreements	Prepaid expenses and other current assets	$3,328

Total Derivative Assets		$3,328

	Fair Values of Derivative Instruments Liability Derivatives

	Balance Sheet Location	April 3, 2010
		Fair Value
Derivatives not designated as hedging instruments
Interest rate swap agreements	Other accrued liabilities	$19,453

Total Derivative Liabilities		$19,453

	Fair Values of Derivative Instruments Asset Derivatives

		January 2, 2010
	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments

Interest rate swap agreements	Prepaid expenses and other current assets	$2,489

Total Derivative Assets		$2,489

	Fair Values of Derivative Instruments Liability Derivatives

		January 2, 2010
	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Interest rate swap agreements	Other accrued liabilities	$18,927

Total Derivative Liabilities		$18,927

The effect of derivative instruments on the condensed consolidated statement of operations for the thirteen weeks ended April 3, 2010, was as follows:

	Location of Realized Loss Recognized on Derivatives
Derivatives not designated as hedging instruments
Interest rate swap agreements	Other expense	$4,802

Total		$4,802

	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Cash Flow Hedges
Interest rate swap agreements	Other expense	$5,114

Total		$5,114

11. FAIR VALUE MEASUREMENTS

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of April 3, 2010 and January 2, 2010:

	Fair Value Measurements on a Recurring Basis as of April 3, 2010
	Level 1	Level 2	Level 3	Total
Assets
Interest rate swap agreements	$—	$3,328	$—	$3,328
Marketable securities	1,447	—	—	1,447

Total Assets	$1,447	$3,328	$—	$4,775

Liabilities
Interest rate swap agreements	$—	$19,453	$—	$19,453

Total Liabilities	$—	$19,453	$—	$19,453

	Fair Value Measurements on a Recurring Basis as of January 2, 2010
	Level 1	Level 2	Level 3	Total
Assets
Interest rate swap agreements	$—	$2,489	$—	$2,489
Marketable securities	1,168	—	—	1,168

Total Assets	$1,168	$2,489	$—	$3,657

Liabilities
Interest rate swap agreements	$—	$18,927	$—	$18,927

Total Liabilities	$—	$18,927	$—	$18,927

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

Financial Instruments Not Measured at Fair Value

The Company’s long-term debt is recorded at historical amounts. The Company estimates the fair value of its long-term debt based on current quoted market prices. As of April 3, 2010, the carrying value of the Company’s senior notes, senior subordinated notes and Term Facility was $978,125 compared to a fair value of $987,033. As of January 2, 2010, the carrying value of the Company’s senior notes, senior subordinated and senior secured term loan was $978,125 compared to a fair value of $941,004. It is impracticable for the Company to estimate the fair value of its Revolving Facility.

12. COMPREHENSIVE LOSS

Comprehensive loss, net of tax, is as follows:

	Thirteen Weeks Ended April 3, 2010	Thirteen Weeks Ended April 4, 2009
Net loss	$(8,502)	$(11,489)
Other comprehensive income (loss):
Currency translation adjustments	(1,078)	1,089
Change in unrealized gain on interest rate swaps	3,113	1,087

Other comprehensive income	2,035	2,176

Comprehensive loss	$(6,467)	$(9,313)

13. SEGMENTS OF ENTERPRISE AND RELATED INFORMATION

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

The following are the relevant data for the thirteen weeks ended April 3, 2010 and April 4, 2009:

Thirteen Weeks Ended April 3, 2010	Retail	Wholesale	Unallocated/ Corporate/ Other	Balance per Condensed Consolidated Statements of Operations
Sales	$73,695	$67,280	$—	$140,975
Gross profit	48,390	30,340	(67)	78,663
Selling expenses	39,391	6,543	3,634	49,568
Operating income (loss)	8,999	23,797	(21,180)	11,616
Interest and other expense, net	—	—	(24,539)	(24,539)
Loss from continuing operations before provision for income taxes	—	—	—	(12,923)

Thirteen Weeks Ended April 4, 2009	Retail	Wholesale	Unallocated/ Corporate / Other	Balance per Condensed Consolidated Statements of Operations
Sales	$64,552	$54,666	$—	$119,218
Gross profit	42,084	25,376	(9)	67,451
Selling expenses	36,277	4,952	4,011	45,240
Operating income (loss)	5,807	20,424	(20,130)	6,101
Interest and other expense, net	—	—	(23,142)	(23,142)
Loss from continuing operations before provision for income taxes	—	—	—	(17,041)

Sales for the Company’s international operations, which are included in the wholesale segment, were approximately $16,587 and $10,423 for the thirteen weeks ended April 3, 2010 and April 4, 2009, respectively. Long lived assets of the Company’s international operations were approximately $1,404 and $1,537 as of April 3, 2010 and January 2, 2010, respectively.

14. COMMITMENTS AND CONTINGENCIES

In August 2009, in connection with the Linens ‘N Things bankruptcy proceedings, Linens Holding Co. and its affiliates (“Linens”) filed a lawsuit against the Company in United States Bankruptcy Court in the District of Delaware alleging that pursuant to the United States Bankruptcy Code Linens is entitled to recover from the Company the following amounts on the basis that they constitute “preferential transfers” under the Code: (i) approximately $5,500 in payments allegedly received by the Company from Linens during the 90-day period preceding the filing of the Linens bankruptcy cases in May 2008, (ii) approximately $1,500 in credits allegedly issued by Yankee Candle and redeemed by Linens during that 90-day period, and (iii) approximately $650 in credits allegedly issued by Yankee Candle but not yet redeemed by Linens. The Company has retained bankruptcy counsel and plans to vigorously defend this claim. The Company filed an Answer, including various affirmative defenses, in October 2009. Discovery has not yet commenced. While the Company believes it has a number of strong potential defenses to all or a significant portion of these claims, the Company cannot at this time predict with any degree of likelihood what the potential outcome of this matter may be, particularly due to the fact that discovery has not yet commenced. As of April 3, 2010, the Company did not record any amount related to these claims in its condensed consolidated statement of operations for these reasons. If this matter were to be decided in a manner adverse to the Company, it could materially adversely impact the Company’s results of operations.

15. FINANCIAL INFORMATION RELATED TO GUARANTOR SUBSIDIARIES

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

The following tables present condensed consolidating supplementary financial information for the issuer of the notes, the Parent, the issuer’s domestic guarantor subsidiaries and the non guarantor together with eliminations as of and for the periods indicated. The issuer’s parent company is also a guarantor of the notes. Parent was a newly formed entity with no assets, liabilities or operations prior to the completion of the merger (the “Merger”) on February 6, 2007 of The Yankee Candle Company, Inc. with an affiliate of Madison Dearborn Partners, LLC or (“MDP” or “Madison Dearborn”). Separate complete financial statements of the respective guarantors would not provide additional material information that would be useful in assessing the financial composition of the guarantors.

Condensed consolidating financial information is as follows:

YANKEE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

April 3, 2010

(in thousands)

	Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash	$—	$1,585	$1,834	$628	$—	$4,047
Accounts receivable, net	—	30,071	47	10,130	—	40,248
Inventory	—	59,999	85	7,994	—	68,078
Prepaid expenses and other current assets	—	18,485	260	1,294	—	20,039
Deferred tax assets	—	10,524	54	—	—	10,578

TOTAL CURRENT ASSETS	—	120,664	2,280	20,046	—	142,990
PROPERTY AND EQUIPMENT, NET	—	122,959	51	1,404	—	124,414
MARKETABLE SECURITIES	—	1,447	—	—	—	1,447
GOODWILL	—	643,570	—	—	—	643,570
INTANGIBLE ASSETS	—	290,626	—	360	—	290,986
DEFERRED FINANCING COSTS	—	17,787	—	—	—	17,787
OTHER ASSETS	—	742	—	1	—	743
INTERCOMPANY RECEIVABLES	—	16,370	484	—	(16,854)	—
INVESTMENT IN SUBSIDIARIES	16,500	2,944	—	—	(19,444)	—

TOTAL ASSETS	$16,500	$1,217,109	$2,815	$21,811	$(36,298)	$1,221,937

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$25,036	$29	$1,189	$—	$26,254
Accrued payroll	—	7,194	64	265	—	7,523
Accrued interest	—	6,256	—	—	—	6,256
Accrued purchases of property and equipment	—	3,487	—	—	—	3,487
Current portion of capital leases	—	514	—	—	—	514
Other accrued liabilities	—	35,097	1,407	1,874	—	38,378

TOTAL CURRENT LIABILITIES	—	77,584	1,500	3,328	—	82,412

DEFERRED COMPENSATION OBLIGATION	—	1,499	—	—	—	1,499
DEFERRED TAX LIABILITIES	—	91,951		—	—	91,951
LONG-TERM DEBT	—	1,015,125	—	—	—	1,015,125
DEFERRED RENT	—	10,673	—	—	—	10,673
CAPITAL LEASES, NET OF CURRENT PORTION	—	1,480	—	—	—	1,480
OTHER LONG-TERM LIABILITIES	—	2,297	—	—	—	2,297
INTERCOMPANY PAYABLES	—	—	—	16,854	(16,854)	—
STOCKHOLDERS’ EQUITY	16,500	16,500	1,315	1,629	(19,444)	16,500

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,500	$1,217,109	$2,815	$21,811	$(36,298)	$1,221,937

YANKEE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

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

YANKEE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Thirteen Weeks Ended April 3, 2010

(in thousands)

	Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
Sales	$—	$133,952	$514	$15,938	$(9,429)	$140,975
Cost of sales	—	57,441	145	13,410	(8,684)	62,312

Gross profit	—	76,511	369	2,528	(745)	78,663
Selling expenses	—	45,513	450	3,665	(60)	49,568
General and administrative expenses	—	16,626	—	—	53	16,679
Restructuring charges	—	800	—	—	—	800

Operating income (loss)	—	13,572	(81)	(1,137)	(738)	11,616
Interest expense	—	19,807	—	—	—	19,807
Other expense (income)	—	4,875	—	(143)	—	4,732

Loss from continuing operations before benefit from income taxes	—	(11,110)	(81)	(994)	(738)	(12,923)
Benefit from income taxes	—	(4,101)	(30)	(278)	(267)	(4,676)

Loss from continuing operations	—	(7,009)	(51)	(716)	(471)	(8,247)
Loss from discontinued operations, net of income taxes	—	(255)	—	—	—	(255)

Loss before equity in losses of subsidiaries, net of tax	—	(7,264)	(51)	(716)	(471)	(8,502)
Equity in losses of subsidiaries, net of tax	8,502	767	—	—	(9,269)	—

Net loss	$(8,502)	$(8,031)	$(51)	$(716)	$8,798	$(8,502)

YANKEE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Thirteen Weeks Ended April 4, 2009

(in thousands)

	Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
Sales	$—	$116,345	$548	$9,964	$(7,639)	$119,218
Cost of sales	—	49,497	167	8,870	(6,767)	51,767

Gross profit	—	66,848	381	1,094	(872)	67,451
Selling expenses	—	42,443	456	2,401	(60)	45,240
General and administrative expenses	—	15,310	—	—	52	15,362
Restructuring charges	—	748	—	—	—	748

Operating income (loss)	—	8,347	(75)	(1,307)	(864)	6,101
Interest income	—	(2)	—	(8)	—	(10)
Interest expense	—	21,715	—	—	—	21,715
Other (income) expense	—	(35)	—	1,472	—	1,437

Loss from continuing operations before benefit from income taxes	—	(13,331)	(75)	(2,771)	(864)	(17,041)
Benefit from income taxes	—	(5,921)	(33)	(776)	(364)	(7,094)

Loss from continuing operations	—	(7,410)	(42)	(1,995)	(500)	(9,947)
Loss from discontinued operations, net of income taxes	—	(1,542)	—	—	—	(1,542)

Loss before equity in losses of subsidiaries, net of tax	—	(8,952)	(42)	(1,995)	(500)	(11,489)

Equity in losses of subsidiaries, net of tax	11,489	2,037	—	—	(13,526)	—

Net loss	$(11,489)	$(10,989)	$(42)	$(1,995)	$13,026	$(11,489)

YANKEE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Thirteen Weeks Ended April 3, 2010

(in thousands)

	Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(8,502)	$(8,031)	$(51)	$(716)	$8,798	$(8,502)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	10,574	3	127	—	10,704
Realized loss on derivative contracts	—	4,802	—	—	—	4,802
Unrealized gain on marketable securities	—	(54)	—	—	—	(54)
Share-based compensation expense	—	329	—	—	—	329
Deferred taxes	—	(998)	133	—	—	(865)
Gain on disposal of property and equipment	—	(5)	—	—	—	(5)
Investments in marketable securities	—	(376)	—	—	—	(376)
Equity in losses of subsidiaries	8,502	767	—	(471)	(8,798)	—
Changes in assets and liabilities
Accounts receivable, net	—	4,179	180	(1,294)	—	3,065
Inventory	—	(8,619)	(6)	(668)	—	(9,293)
Prepaid expenses and other assets	—	(1,617)	2	(721)	—	(2,336)
Accounts payable	—	4,093	(59)	629	—	4,663
Income taxes	—	(4,726)	—	—	—	(4,726)
Accrued expenses and other liabilities	—	(24,419)	(597)	(1)	—	(25,017)

NET CASH USED IN OPERATING ACTIVITIES	—	(24,101)	(395)	(3,115)	—	(27,611)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	—	(2,891)	—	(41)	—	(2,932)
Proceeds from the sale of property and equipment	—	192	—	—	—	192
Intercompany payables/receivables	—	(1,598)	—	—	1,598	—

NET CASH USED IN INVESTING ACTIVITIES	—	(4,297)	—	(41)	1,598	(2,740)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Repayments under Credit Facility		(11,000)	—	—	—	(11,000)
Borrowings under Credit Facility	—	37,000	—	—	—	37,000
Proceeds from issuance of common equity units	—	25	—	—	—	25
Repurchase of common equity units	—	(630)	—	—	—	(630)
Intercompany payables/receivables	—	—	78	1,520	(1,598)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	—	25,395	78	1,520	(1,598)	25,395

EFFECT EXCHANGE RATE CHANGES ON CASH	—	—	—	(92)	—	(92)

NET DECREASE IN CASH	—	(3,003)	(317)	(1,728)	—	(5,048)

CASH, BEGINNING OF PERIOD	—	4,588	2,151	2,356	—	9,095

CASH, END OF PERIOD	$—	$1,585	$1,834	$628	$—	$4,047

YANKEE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Thirteen Weeks Ended April 4, 2009

(in thousands)

	Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
CASH FLOWS (USED IN ) PROVIDED BY OPERATING ACTIVITIES:
Net loss	$(11,489)	$(10,989)	$(42)	$(1,995)	$13,026	$(11,489)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	—	11,264	6	81	—	11,351
Unrealized loss on marketable securities	—	43	—	—	—	43
Share-based compensation expense	—	202	—	—	—	202
Deferred taxes	—	1,217	275	—	—	1,492
Loss on disposal and impairment of property and equipment	—	174	—	—	—	174
Investments in marketable securities	—	(341)	—	—	—	(341)
Equity in losses of subsidiaries	11,489	—	—	1,537	(13,026)	—
Changes in assets and liabilities
Accounts receivable, net	—	692	168	206	—	1,066
Inventory	—	(4,874)	12	(457)	—	(5,319)
Prepaid expenses and other assets	—	683	(4)	(109)	—	570
Accounts payable	—	415	48	262	—	725
Income taxes	—	(15,676)	—	—	—	(15,676)
Accrued expenses and other liabilities	—	(18,243)	(706)	1,360	—	(17,589)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	—	(35,433)	(243)	885	—	(34,791)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	—	(5,141)	—	(55)	—	(5,196)
Intercompany payables/receivables	—	128	—	—	(128)	—

NET CASH USED IN INVESTING ACTIVITIES	—	(5,013)	—	(55)	(128)	(5,196)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
Repayment of borrowings	—	(70,000)	—	—	—	(70,000)
Proceeds from issuance of common equity units	—	20	—	—	—	20
Intercompany payables/receivables	—	—	56	(184)	128	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	—	(69,980)	56	(184)	128	(69,980)

EFFECT EXCHANGE RATE CHANGES ON CASH	—	—	—	7	—	7
NET (DECREASE) INCREASE IN CASH	—	(110,426)	(187)	653	—	(109,960)

CASH, BEGINNING OF PERIOD	—	128,037	2,147	393	—	130,577

CASH, END OF PERIOD	$—	$17,611	$1,960	$1,046	$—	$20,617

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We have significant deferred tax liabilities recorded on our financial statements, which are attributable to the effect of purchase accounting adjustments recorded as a result of the Merger. We also have a significant deferred tax asset recorded in our financial statements. This asset arose at the time of our recapitalization in 1998 and reflects the tax benefit of future tax deductions for us from the recapitalization. The recoverability of this future tax deduction is dependent upon our future profitability. We have made an assessment that this asset is likely to be recovered and is appropriately reflected on the balance sheet. Should we find that we are not able to utilize this deduction in the future we would have to record a reserve for all or a part of this asset, which would adversely affect our operating results and cash flows.

Valuation of long-lived assets, including intangibles

Long-lived assets on our condensed consolidated balance sheets consist primarily of property and equipment, customer lists, tradenames and goodwill. An intangible asset with a finite useful life is amortized; an intangible asset with an indefinite useful life is not amortized, but is evaluated annually for impairment. Reaching a determination on useful life requires significant judgments and assumptions regarding the future effects of obsolescence, competition and other economic factors. We have determined that our tradenames have an indefinite useful life and, therefore, are not being amortized. We periodically review the carrying value of all of these assets. We undertake this review when facts and circumstances suggest that cash flows emanating from those assets may be diminished, and at least annually in the case of tradenames and goodwill.

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

We sell our products in multiple channels of distribution across dozens of countries. Our customer touchpoints include our own company-operated retail stores and our direct-to-consumer catalogs and e-commerce/web business, as well as a global network of both national account and independent specialty gift customers and channels. We have an extensive and growing national and international wholesale segment with a diverse customer base that as of April 3, 2010 consisted of approximately 20,800 locations in North America, typically in non-shopping mall locations. We also have a growing retail store base primarily located in shopping malls and lifestyle centers. As of April 3, 2010 we operated 498 Yankee Candle retail stores. We operate two flagship stores, a 90,000-square-foot store in South Deerfield, Massachusetts, which is a major tourist destination in Massachusetts, and a second 42,000-square-foot flagship store in Williamsburg, Virginia. We also sell our products directly to consumers through our direct mail catalogs and our Internet web site at www.yankeecandle.com. Outside of North America, we sell our products primarily through our subsidiary, Yankee Candle Company (Europe), LTD, which has an international wholesale customer network of approximately 4,000 store locations and distributors covering a combined 46 countries.

Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. Our revenue and earnings are typically greater during our fiscal fourth quarter, which includes the majority of the holiday selling season.

Discontinued Operations

During 2009, the Company discontinued the operations of its Illuminations and Aroma Naturals businesses. Accordingly, the Company has classified the results of operations of the Illuminations and Aroma Naturals businesses as discontinued operations for all periods presented.

RESULTS OF OPERATIONS

The following table sets forth the various components of our condensed consolidated statements of operations, expressed as a percentage of sales, for the periods indicated that are used in connection with the discussion herein.

	Thirteen Weeks Ended April 3, 2010	Thirteen Weeks Ended April 4, 2009
Statements of Operations Data:
Sales:
Wholesale	47.7%	45.8%
Retail	52.3	54.2

Total net sales	100.0	100.0
Cost of sales	44.2	43.4

Gross profit	55.8	56.6
Selling expenses	35.2	38.0
General and administrative expenses	11.8	12.9
Restructuring charges	0.6	0.6

Operating income	8.2	5.1

Other expense, net	17.4	19.4

Loss from continuing operations before benefit from income taxes	(9.2)	(14.3)
Benefit from income taxes	(3.3)	(6.0)

Loss from continuing operations	(5.9)	(8.3)
Loss from discontinued operations, net of taxes	(0.1)	(1.3)

Net loss	(6.0)%	(9.6)%

The results of operations discussion that follows for the thirteen ended April 3, 2010 versus the thirteen weeks ended April 4, 2009, is for continuing operations only. The results of operations of the Aroma Naturals and the Illuminations divisions have been treated as discontinued operations for all periods presented and are not included in the discussion below.

Thirteen weeks ended April 3, 2010 versus the Thirteen weeks ended April 4, 2009

SALES

Sales increased 18.2 % to $141.0 million for the thirteen weeks ended April 3, 2010 from $119.2 million for the thirteen weeks ended April 4, 2009.

Retail Sales

Retail sales increased 14.2% to $73.7 million for the thirteen weeks ended April 3, 2010, from $64.6 million for the thirteen weeks ended April 4, 2009. The increase in retail sales was primarily due to (i) increased comparable store sales of $5.0 million, (ii) sales attributable to stores opened in 2009 that have not yet entered the comparable store base (which in 2009 were open for less than a full year) of approximately $3.2 million, (iii) increased sales in our catalog and internet business of approximately $0.4 million and (iv) increased sales in our Yankee Candle Fundraising division $0.4 million.

Comparable store and catalog and Internet sales for our Yankee Candle Retail business increased 9.1% for the thirteen weeks ended April 3, 2010 compared to the thirteen weeks ended April 4, 2009. Yankee Candle comparable store sales for the thirteen weeks ended April 3, 2010 increased 9.4% compared to the thirteen weeks ended April 4, 2009. Comparable store sales represent a comparison of sales during the corresponding fiscal periods on stores in our comparable stores sales base. A store first enters our comparable store sales base in the fourteenth fiscal month of operation. Permanently closed stores are excluded from the comparable store calculation beginning in the month in which the store closes. The increase in comparable store sales was driven by increased transactions at our retail stores. There were 464 stores included in the Yankee Candle comparable store base as of April 3, 2010 as compared to 428 stores included in the Yankee Candle comparable store base as of April 4, 2009. There were 498 total retail stores open as of April 3, 2010, compared to 474 total retail stores open as of April 4, 2009.

Wholesale Sales

Wholesale sales, including international operations, increased 23.1% to $67.3 million for the thirteen weeks ended April 3, 2010 from $54.7 million for the thirteen weeks ended April 4, 2009.

The increase in wholesale sales was primarily due to (i) increased sales in our international operations of approximately $6.1 million, (ii) increased sales in domestic wholesale locations in operation prior to April 4, 2009 of approximately $3.8 million, (iii) increased sales to domestic wholesale locations opened during the last 12 months of approximately $1.7 million and (iv) increased sales from new product ventures of $1.0 million. The increase in our international operations was fueled by increased sales volume and to a lesser extent, favorable exchange rates relative to the prior year quarter. The increase in domestic wholesale sales was primarily driven by continued momentum with the Target rollout and increased sales in our gift business.

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

Gross profit increased 16.6% to $78.7 million for the thirteen weeks ended April 3, 2010 from $67.5 million for the thirteen weeks ended April 4, 2009. As a percentage of sales, gross profit decreased to 55.8% for the thirteen weeks ended April 3, 2010 from 56.6% for the thirteen weeks ended April 4, 2009.

Retail Gross Profit

Retail gross profit dollars increased 15.0% to $48.4 million for the thirteen weeks ended April 3, 2010 from $42.1 million for the thirteen weeks ended April 4, 2009. The increase in gross profit dollars was primarily due to increased sales volume which increased gross profit by approximately $6.9 million driven largely by increased sales in our retail store operations and increased productivity in our supply chain operations of approximately $1.0 million, offset in part by increased promotional and marketing activity of $1.8 million driven by the highly promotional retail environment.

As a percentage of sales, retail gross profit increased slightly to 65.6% for the thirteen weeks ended April 3, 2010 from 65.2% for the thirteen weeks ended April 4, 2009. The increase in retail gross profit rate was driven by increased comparable store sales that had a more favorable product mix in 2010 versus 2009 and increased productivity in supply chain operations of 1.5% partially offset by increased marketing and promotional activity of 0.8% and decreased profitability in our Yankee Candle Fundraising division of approximately 0.3%. The increase in marketing and promotional activity was driven by the highly promotional retail environment.

Wholesale Gross Profit

Wholesale gross profit dollars increased 19.3% to $30.3 million for the thirteen weeks ended April 3, 2010 from $25.4 million for the thirteen weeks ended April 4, 2009. The increase in wholesale gross profit dollars was attributable to sales volume increases within our wholesale operations, which increased gross profit by approximately $5.6 million, increased sales from new product ventures which increased gross profit by $0.2 million, offset by increased marketing and promotional activity of $0.6 million and a slight deleveraging in our supply chain operations of $0.3 million driven by an increase in sales to offprice customers. The increased promotional activity is being driven by the highly promotional environment.

As a percentage of sales, wholesale gross profit decreased to 45.0% for the thirteen weeks ended April 3, 2010 from 46.4% for the thirteen weeks ended April 4, 2009. The decrease in wholesale gross profit rate was the result of increased promotional and marketing activity which caused a decrease in gross profit of 0.5% driven by increased sales to offprice and decreased profitability in our new product ventures of 0.5%, slightly offset by increased sales to our core gift channel. The increased promotional activity is being driven by the highly promotional environment.

SELLING EXPENSES

Selling expenses increased 9.7% to $49.6 million for the thirteen weeks ended April 3, 2010 from $45.2 million for the thirteen weeks ended April 4, 2009. These expenses are related to both wholesale and retail operations and consist of payroll, occupancy, advertising and other operating costs, as well as pre-opening costs, which are expensed as incurred. As a percentage of sales, selling expenses were 35.2% and 38.0% for the thirteen weeks ended April 3, 2010 and April 4, 2009, respectively.

Retail Selling Expenses

Retail selling expenses increased 7.5% to $40.0 million for the thirteen weeks ended April 3, 2010 from $37.2 million for the thirteen weeks ended April 4, 2009. These expenses relate to payroll, occupancy, advertising and other store operating costs, as well as pre–opening costs, which are expensed as incurred. As a percentage of retail sales, retail selling expenses were 54.3% and 57.6% for the thirteen weeks ended April 3, 2010 and April 4, 2009, respectively. The increase in retail selling expenses in dollars was primarily related to selling expenses incurred in the new Yankee Candle retail stores opened in 2010 and 2009, which together contributed approximately $1.9 million and an increase in marketing costs of $0.5 million. The decrease in selling expense rate was primarily due to the leveraging of selling expenses by 3.7% as a result of increased comparable retail sales.

Wholesale Selling Expenses

Wholesale selling expenses increased 18.8% to $9.5 million for the thirteen weeks ended April 3, 2010 from $8.0 million for the thirteen weeks ended April 4, 2009. These expenses relate to payroll, advertising and other operating costs. As a percentage of wholesale sales, wholesale selling expenses were 14.2% and 14.7% for the thirteen weeks ended April 3, 2010 and April 4, 2009, respectively. The increase in selling expenses was attributable to increased commissions of $0.6 million, increased labor costs of $0.3 million, and increased occupancy expenses of $0.2 million, mainly driven by growth in our international business. The decrease in selling expenses as a percentage of sales was primarily driven by leveraging selling expenses against a larger sales base.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist primarily of personnel–related costs including senior management, accounting, information systems, human resources, legal, marketing, management incentive programs and bonus and other costs that are not readily allocable to either the retail or wholesale operations. General and administrative expenses increased 8.4% to $16.7 million for the thirteen weeks ended April 3, 2010 from $15.4 million for the thirteen weeks ended April 4, 2009. As a percentage of sales, general and administrative expenses were 11.8% and 12.9% for the thirteen weeks ended April 3, 2010 and April 4, 2009, respectively. The increase in general and administrative dollars year over year was driven primarily by increased bonus incentive within our retail division as a result of our favorable retail comparable sales, increased investment spending in headcount within our business units and to a lesser extent increased health and benefits costs. The decrease in general and administrative expenses as a percentage of sales was primarily driven by leveraging general and administrative expenses against a larger sales base.

RESTRUCTURING CHARGES

The following is a summary of restructuring charge activity for the thirteen weeks ended April 3, 2010:

	Accrued as of January 2, 2010	Thirteen Weeks Ended April 3, 2010			Accrued as of April 3, 2010
		Expense	Costs Paid	Non-Cash Charges
Continuing Operations
Occupancy related	$17	$181	$(125)	$(9)	$64
Employee related	32	619	(214)	—	437

Total Continuing Operations	49	800	(339)	(9)	501

Discontinued Operations
Occupancy related	2,474	366	(1,698)	—	1,142
Employee related	41	—	(32)	—	9

Total Discontinued Operations	2,515	366	(1,730)	—	1,151

Total Restructuring Charges	$2,564	$1,166	$(2,069)	$(9)	$1,652

INTEREST AND OTHER EXPENSE, NET

Interest and other expense, net was $24.5 million for the thirteen weeks ended April 3, 2010 compared to $23.1 million for the thirteen weeks ended April 4, 2009. The primary component of this expense was interest expense, which was $19.8 million and $21.7 million for the thirteen weeks ended April 3, 2010 and April 4, 2009, respectively. The decrease in interest expense was primarily due to a decrease in our average daily debt outstanding during the period.

During second quarter of 2009, our existing interest rate swaps were de-designated as cash flow hedges, thus precluding us from applying hedge accounting. Starting with the second quarter of 2009, changes in the fair value of our derivative contracts are recognized in the condensed consolidated statement of operations. During the thirteen weeks ended April 3, 2010, we recognized $4.8 million in other expense related to our derivative contracts.

BENEFIT FROM INCOME TAXES

The benefit from income taxes for the thirteen weeks ended April 3, 2010 was $4.7 million compared to $7.1 million for the thirteen weeks ended April 4, 2009. The effective tax rates for the thirteen weeks ended April 3, 2010 and April 4, 2009 were 36.2% and 41.6% respectively. The decrease in the effective tax rate for the thirteen weeks ended April 3, 2010 compared to the thirteen weeks ended April 4, 2009 is primarily attributable to an increase in the manufacturing deduction in the current year.

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX

The discontinued operations of both the Illuminations and Aroma Naturals businesses are as follows:

	Thirteen Weeks Ended
	April 3, 2010	April 4, 2009
Sales	$—	$6,490

Loss from discontinued operations	$(401)	$(2,531)
Benefit from income taxes	(146)	(989)

Loss from discontinued operations, net of income taxes	$(255)	$(1,542)

LIQUIDITY AND CAPITAL RESOURCES

Senior Secured Credit Facility

Our senior secured credit facility (the “Credit Facility”) consists of a $650.0 million 7–year senior term loan facility (“Term Facility”) and a 6–year $125.0 million senior secured revolving credit facility (“Revolving Facility”). All borrowings under the Credit Facility bear interest at a rate per annum equal to an applicable margin, plus, at the

Company’s option, (i) the higher of (x) the prime rate (as set forth on the British Banking Association Telerate Page 5) and (y) the federal funds effective rate, plus one-half percent (0.50%) per annum or (ii) the Eurodollar rate, and resets periodically. In addition to paying interest on outstanding principal under the Credit Facility, the Company is required to pay a commitment fee to the lenders in respect of unutilized loan commitments at a rate of 0.50% per annum. The Term Facility matures on February 6, 2014 and the Credit Facility matures on February 6, 2013.

As of April 3, 2010, we had outstanding letters of credit of $1.7 million and $37.0 million outstanding under our Revolving Facility, leaving $86.3 million in availability under the Revolving Facility. As of April 3, 2010, we were in compliance with all covenants under the Credit Facility. We believe that based on our current projections for fiscal 2010 that we will continue to be in compliance with our financial covenants during 2010.

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

As a result of these transactions, we effectively converted our Term Facility, which is floating-rate debt, to a blended fixed-rate up to the aggregate amortizing notional value of the swaps by having the Company pay fixed-rate amounts in exchange for the receipt of the floating-rate interest payments. As of April 3, 2010, the aggregate notional value of the swaps was $396.9 million, or 85.3% of our Term Facility, resulting in a blended fixed rate of 3.26%. The aggregate notional value amortizes over the life of the swaps. Under the terms of these agreements, a monthly net settlement is made for the difference between the average fixed rate and the variable rate based upon the one-month LIBOR rate on the aggregate notional amount of the interest rate swaps. One of our interest rate swaps terminated in March 2010 with the remaining swap agreement terminating in March 2011.

During the second and third quarters of 2009, we entered into forward starting amortizing interest rate swaps in the aggregate notional amount of $320.7 million with a blended fixed rate of 3.49% to eliminate the variability in future interest payments by having the Company pay fixed-rate amounts in exchange for receipt of floating-rate interest payments. The effective date of the forward starting swaps is March 31, 2011, of which there are no settlements required until after that date. The forward starting swaps are not designated as cash flow hedges and, are measured at fair value with changes in fair value recognized in the condensed consolidated statements of operations as a component of other income (expense). The forward starting swap agreements terminate in March 2013.

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

Consolidated Adjusted EBITDA Ratio

The Credit Facility contains a financial covenant which requires that we maintain at the end of each fiscal quarter, commencing with the quarter ended January 2, 2010 through the quarter ending October 2, 2010, a consolidated total secured debt (net of cash and cash equivalents not to exceed $30.0 million) to consolidated EBITDA ratio of no more than 3.75 to 1.00. The consolidated total secured debt to consolidated EBITDA ratio will step down to no more than 3.25 to 1.00 for the fourth quarter ending January 1, 2011. As of April 3, 2010, our actual secured leverage ratio was 2.69 to 1.00, as defined. As of April 3, 2010, total secured debt (including our capital lease obligations of $2.0 million) was approximately $500.1 million (net of $4.0 million in cash). Under the Credit Facility, EBITDA is defined as net income plus, interest, taxes, depreciation and amortization, further adjusted to add back extraordinary, unusual or non-recurring losses, non-cash stock option expense, fees and expenses related to the Transaction, fees and expenses under the Management Agreement with our equity sponsor, restructuring charges or reserves, as well as other non-cash charges, expenses or losses, and further adjusted to subtract extraordinary, unusual or non-recurring gains, other non-cash income or gains, and certain cash contributions to our common equity. Set forth below is a reconciliation of Consolidated Adjusted EBITDA, as calculated under the Credit Facility, to EBITDA and net income for the four quarters ended April 3, 2010 (in thousands):

Net income	$19,359
Income tax provision	18,962
Interest expense, net (excluding amortization of deferred financing fees)	89,588
Depreciation and amortization	45,785

EBITDA	173,694
Extraordinary, unusual or non-recurring charges	6,409
Share-based compensation expense	984
Restructuring charges	1,933
Fees paid pursuant to management agreement	1,500
Other non-cash expense	1,118

Consolidated Adjusted EBITDA under the Credit Facility	$185,638

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

Cash Flows and Funding of our Operations

The Company’s cash includes interest-bearing and non-interest bearing accounts. The Company maintains cash balances at several financial institutions. Cash as of April 3, 2010, was $4.0 million compared to $9.1 million as of January 2, 2010. Cash used in operating activities for the thirteen weeks ended April 3, 2010 was $27.6 million as compared to cash used in operations of $34.8 million for the thirteen weeks ended April 4, 2009. Cash used in operating activities during the thirteen weeks ended April 3, 2010 includes total payments of $0.8 million of taxes and cash paid for interest of $30.4 million. Cash used in operating activities during the thirteen weeks ended April 4, 2009 includes total payments of $6.1 million of taxes primarily related to fiscal 2008 and cash paid for interest of $32.2 million.

Net cash used in investing activities was $2.7 million for the thirteen weeks ended April 3, 2010 and was used for the purchase of property and equipment, primarily related to new stores. Net cash provided by financing activities for the thirteen weeks ended April 3, 2010, was $25.4 million, of which $26.0 million is related to net borrowings under the Revolving Facility. Net cash used by financing activities was $70.0 million for the thirteen weeks ended April 4, 2009 and was used to pay down borrowings under the Revolving Facility. The fluctuation in financing activities quarter over quarter relates to a change in our cash management strategy where we held on to our cash at the end of fiscal 2008 versus using our cash to pay down $103.3 million of our Term Facility at the end of fiscal 2009.

We fund our operations through a combination of internally generated cash from operations and from borrowings under the Credit Facility. Our primary uses of cash are working capital requirements, new store expenditures, new store inventory purchases and debt service requirements. We anticipate that cash generated from operations together with amounts available under the Credit Facility will be sufficient to meet its future working capital requirements, new store expenditures, new store inventory purchases and debt service obligations as they become due over the next twelve months. However, our ability to fund future operating expenses and capital expenditures and our ability to make scheduled payments of interest on, to pay principal on or refinance indebtedness and to satisfy any other present or future debt obligations will depend on future operating performance which will be affected by general economic, financial and other factors beyond our control. While we have limited visibility to the 2010 retail environment, based upon current trends and our budget expectations we remain confident that for the foreseeable future we will have sufficient cash flow and liquidity to fund our working capital requirements and meet our debt service obligations. In addition, borrowings under our Credit Facility are dependent upon our continued compliance with the financial and other covenants contained therein.

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

Our market risks relate primarily to changes in interest rates. At April 3, 2010, we had $502.1 million of floating rate debt and $513.0 million of fixed rate debt. For fixed rate debt, interest rate changes affect the fair market value, but do not impact earnings or cash flows. Conversely for floating rate debt, interest rate changes do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. The $502.1 million outstanding under our Credit Facility bears interest at variable rates. All borrowings under the Credit Facility bear interest at a rate per annum equal to an applicable margin, plus, at the Company’s option, (i) the higher of (a) the prime rate (as set forth on the British Banking Association Telerate Page 5) and (b) the federal funds effective rate, plus one-half percent (0.50%) per annum or (ii) the Eurodollar rate, and resets periodically. As of April 3, 2010, the weighted average combined interest rate on the Term Facility and Revolving Facility was 2.21%. This Credit Facility is intended to fund operating needs. Because this Credit Facility bears a variable interest rate based on market indices, our results of operations and cash flows will be exposed to changes in interest rates.

The variable nature of our obligations under the Credit Facility creates interest rate risk. In order to mitigate this risk we use interest rate swaps to eliminate the variability of a portion of cash flows associated with the forecasted interest payments on our Term Facility. This is achieved through converting a portion of the floating rate Term Facility to a fixed rate by entering into pay-fixed interest rate swaps. In essence, we convert our Term Facility, which is floating-rate debt, to a fixed-rate up to the aggregate notional value of the swaps by paying fixed-rate amounts in exchange for the receipt of floating-rate interest payments. As of April 3, 2010, the aggregate notional value of the swaps was $396.9 million, or 85.3% of our Term Facility, resulting in a blended fixed rate of 3.26%. Based on our outstanding floating rate debt and the notional amount of our interest rate swaps, as of April 3, 2010, a 1.00% increase or decrease in current market interest rates would have the effect of causing an approximately $1.1 million additional annual pre–tax charge or benefit to the Company’s results of operations.

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

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of April 3, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 3, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) occurred during the fiscal quarter ended April 3, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In August 2009, in connection with the Linens ‘N Things bankruptcy proceedings, Linens Holding Co. and its affiliates (“Linens”) filed a lawsuit against the Company in United States Bankruptcy Court in the District of Delaware alleging that pursuant to the United States Bankruptcy Code Linens is entitled to recover from the Company the following amounts on the basis that they constitute “preferential transfers” under the Code: (i) approximately $5.5 million in payments allegedly received by the Company from Linens during the 90-day period preceding the filing of the Linens bankruptcy cases in May 2008, (ii) approximately $1.5 million in credits allegedly issued by Yankee Candle and redeemed by Linens during that 90-day period, and (iii) approximately $0.7 million in credits allegedly issued by Yankee Candle but not yet redeemed by Linens. The Company has retained bankruptcy counsel and plans to vigorously defend this claim. The Company filed an Answer, including various affirmative defenses, in October 2009. Discovery has not yet commenced. While the Company believes it has a number of strong potential defenses to all or a significant portion of these claims, the Company cannot at this time predict with any degree of likelihood what the potential outcome of this matter may be, particularly due to the fact that discovery has not yet commenced. As of April 3, 2010, the Company did not record any amount related to these claims in its condensed consolidated statement of operations. If this matter were to be decided in a manner adverse to the Company, it could materially adversely impact the Company’s results of operations.

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

This report on Form 10-Q contains forward-looking statements. Statements that are not historical or current facts, including statements about our expectations, anticipated financial results, projected capital expenditures, and future business prospects, are forward-looking statements. You can identify these statements by our use of words such as “may,” “will,” “expect,” “believe,” “should,” “plan,” “anticipate,” and other similar expressions. You can find examples of these statements throughout this report, including “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There are a number of factors that might cause our actual results to differ significantly from the results reflected by the forward-looking statements contained herein. You should review carefully the risk factors listed in “Item 1A. Risk Factors” in our 2009 Form 10-K, as well as those factors listed in other documents we file with the Securities and Exchange Commission. In addition, you should consider the following factors before investing in our Company. We do not assume an obligation to update any forward-looking statement.

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

As a result of concerns about the stability of the financial and credit markets and the strength of counterparties during this challenging global macroeconomic environment, many financial institutions have reduced, and in some instances ceased to provide, funding to borrowers. Based upon information available to us, we have no indication that financial institutions syndicated under our Revolving Facility would be unable to fulfill their commitments to us. However, if certain counterparties were to become unable to fulfill those obligations, it may adversely affect our results of operations, financial condition and liquidity.

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

At April 3, 2010, the net carrying value of our goodwill and intangible assets totaled approximately $643.6 million and $291.0 million, respectively. Our amortizing intangible assets are subject to impairment testing in accordance with the Property Plant and Equipment Topic of the ASC, and our non-amortizing goodwill and trade names are subject to impairment tests in accordance with the Intangibles, Goodwill and Other Topic of the ASC. We review the carrying value of our intangible assets and goodwill for impairment whenever events or circumstances indicate that their carrying value may not be recoverable, at least annually for our goodwill and trade names. Significant negative industry or economic trends, including disruptions to our business, unexpected significant changes or planned changes in the use of our intangible assets, and mergers and acquisitions could result in an impairment charge for any of our intangible assets, goodwill or other long-lived assets.

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

We intend to continue to pursue a long-term business strategy of increasing sales and earnings by expanding our retail and wholesale operations both in the United States and internationally. However, our ability to grow these businesses in the short-term, including during 2010, may be negatively impacted by the current economic conditions. Our ability to implement our long-term growth strategy successfully will also be dependent in part on several factors beyond our control, including consumer preferences, and the competitive environment in the markets in which we compete, and we may not be able to achieve our planned growth or sustain our financial performance. Our ability to anticipate changes in the candle, home fragrance and giftware industries, and identify industry trends, will be critical factors in our ability to remain competitive.

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

There are also various potential claims which may arise in connection with bankruptcy proceedings that, if filed and adversely decided, could potentially negatively impact our operating results and financial condition. For example, in August 2009, in connection with the Linens ‘N Things bankruptcy proceedings, Linens Holding Co. and its affiliates (“Linens”) filed a lawsuit against the Company in United States Bankruptcy Court in the District of Delaware alleging that pursuant to the United States Bankruptcy Code Linens is entitled to recover from the Company the following amounts on the basis that they constitute “preferential transfers” under the Code: (i) approximately $5.5 million in payments allegedly received by the Company from Linens during the 90-day period preceding the filing of the Linens bankruptcy cases in May 2008, (ii) approximately $1.5 million in credits allegedly issued by Yankee Candle and redeemed by Linens during that 90-day period, and (iii) approximately $0.7 million in credits allegedly issued by Yankee Candle but not yet redeemed by Linens. The Company has retained bankruptcy counsel and plans to vigorously defend this claim. The Company filed an Answer, including various affirmative defenses, in October 2009. Discovery has not yet commenced. While the Company believes it has a number of strong potential defenses to all or a significant portion of these claims, the Company cannot at this time predict with any degree of likelihood what the potential outcome of this matter may be, particularly due to the fact that discovery has not yet commenced. As of April 3, 2010, the Company did not record any amount related to these claims in its consolidated statement of operations. If this matter were to be decided in a manner adverse to the Company, it could materially adversely impact the Company’s results of operations.

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

•	changes in our ability to attract, retain and develop highly-qualified employees or changes in the cost or availability of a sufficient labor force to manage and support our operations;

•	changes in our ability to meet objectives with regard to business acquisitions or new business ventures;

•	the occurrence of severe weather events prohibiting or discouraging consumers from traveling to retail or wholesale locations;

•	the disruption of global, national or regional transportation systems;

•	the occurrence of certain material events including natural disasters, acts of terrorism, the outbreak of war or other significant national or international events;

•	our ability to react in a timely manner and maintain our critical business processes and information systems capabilities in a disaster recovery situation; and

•	changes in our ability to manage our existing computer systems and technology infrastructures, and our ability to implement successfully new computer systems and technology infrastructures.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item 3.	Defaults Upon Senior Securities.

Not Applicable

Item 5.	Other Information.

Not Applicable

Item 6.	Exhibits

31.1	Certification of Harlan M. Kent Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated May 13, 2010

31.2	Certification of Gregory W. Hunt Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated May 13, 2010

32.1	Certification of Harlan M. Kent Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, dated May 13, 2010

32.2	Certification of Gregory W. Hunt Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, dated May 13, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YANKEE HOLDING CORP.

Date: May 13, 2010	By:	/s/ GREGORY W. HUNT
Gregory W. Hunt
Executive Vice President and Chief Financial Officer (Principal Financial Officer)