Form 10-Q
period 2010-07-03
Yankee Holding Corp.
filed 2010-08-12
CIK 1394069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended: July 3, 2010

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

As of August 6, 2010, there were 498,299 shares of Yankee Holding Corp. common stock, $.01 par value, outstanding, all of which are owned by YCC Holdings LLC.

YANKEE HOLDING CORP.

FORM 10-Q – Quarter Ended July 3, 2010

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

YANKEE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	July 3, 2010	January 2, 2010
ASSETS
CURRENT ASSETS:
Cash	$1,452	$9,095
Accounts receivable, net	30,129	43,928
Inventory	83,650	59,530
Prepaid expenses and other current assets	23,419	12,094
Deferred tax assets	12,286	11,208

TOTAL CURRENT ASSETS	150,936	135,855

PROPERTY AND EQUIPMENT, NET	122,992	124,768
MARKETABLE SECURITIES	1,231	1,168
GOODWILL	643,570	643,570
INTANGIBLE ASSETS	287,902	294,201
DEFERRED FINANCING COSTS	16,844	18,731
OTHER ASSETS	665	787

TOTAL ASSETS	$1,224,140	$1,219,080

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$20,270	$21,648
Accrued payroll	7,631	15,613
Accrued interest	17,742	17,844
Accrued purchases of property and equipment	2,752	1,901
Current portion of capital leases	520	—
Other accrued liabilities	41,833	43,705

TOTAL CURRENT LIABILITIES	90,748	100,711

DEFERRED COMPENSATION OBLIGATION	1,325	1,369
DEFERRED TAX LIABILITIES	92,825	91,706
LONG-TERM DEBT	1,017,125	989,125
DEFERRED RENT	10,900	10,643
CAPITAL LEASES, NET OF CURRENT PORTION	1,348	—
OTHER LONG-TERM LIABILITIES	2,312	2,283
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY	7,557	23,243

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,224,140	$1,219,080

See notes to condensed consolidated financial statements

YANKEE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(Unaudited)

	Thirteen Weeks Ended July 3, 2010	Thirteen Weeks Ended July 4, 2009
Sales	$125,368	$118,853
Cost of sales	55,687	51,532

Gross profit	69,681	67,321
Selling expenses	48,258	45,384
General and administrative expenses	13,952	15,339
Restructuring charges	29	227

Operating income	7,442	6,371
Interest income	—	(1)
Interest expense	18,462	21,824
Other expense	4,751	39

Loss from continuing operations before benefit from income taxes	(15,771)	(15,491)
Benefit from income taxes	(5,621)	(7,050)

Loss from continuing operations	(10,150)	(8,441)
Loss from discontinued operations, net of income taxes	(38)	(4,081)

Net loss	$(10,188)	$(12,522)

See notes to condensed consolidated financial statements

YANKEE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(Unaudited)

	Twenty-Six Weeks Ended July 3, 2010	Twenty-Six Weeks Ended July 4, 2009
Sales	$266,342	$238,071
Cost of sales	117,998	103,299

Gross profit	148,344	134,772
Selling expenses	97,826	90,623
General and administrative expenses	30,630	30,702
Restructuring charges	829	975

Operating income	19,059	12,472
Interest income	—	(11)
Interest expense	38,270	43,539
Other expense	9,483	1,475

Loss from continuing operations before benefit from income taxes	(28,694)	(32,531)
Benefit from income taxes	(10,298)	(14,144)

Loss from continuing operations	(18,396)	(18,387)
Loss from discontinued operations, net of income taxes	(294)	(5,623)

Net loss	$(18,690)	$(24,010)

See notes to condensed consolidated financial statements

YANKEE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Twenty-Six Weeks Ended July 3, 2010	Twenty-Six Weeks Ended July 4, 2009
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(18,690)	$(24,010)
Adjustments to reconcile net loss to net cash used in operating activities:
Realized loss (gain) on derivative contracts	8,990	(561)
Depreciation and amortization	21,175	23,072
Unrealized loss (gain) on marketable securities	59	(57)
Share-based compensation expense	516	411
Deferred taxes	(2,324)	2,849
Non-cash adjustments related to restructuring	10	(877)
Loss on disposal and impairment of property and equipment	7	538
Investments in marketable securities	(423)	(390)
Changes in assets and liabilities:
Accounts receivable	13,245	8,686
Inventory	(25,027)	(13,771)
Prepaid expenses and other assets	(2,012)	(1,056)
Accounts payable	(1,318)	(39)
Income taxes	(9,340)	(27,072)
Accrued expenses and other liabilities	(11,147)	(18)

NET CASH USED IN OPERATING ACTIVITIES	(26,279)	(32,295)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(8,734)	(9,732)
Proceeds from sale of property and equipment	192	—

NET CASH USED IN INVESTING ACTIVITIES	(8,542)	(9,732)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Borrowings under Credit Facility	39,000	20,055
Repayments under Credit Facility	(11,000)	(101,726)
Proceeds from issuance of common equity units	25	35
Repurchase of common equity units	(643)	(364)
Principal payments on capital lease	(106)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	27,276	(82,000)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(98)	63

NET DECREASE IN CASH	(7,643)	(123,964)
CASH, BEGINNING OF PERIOD	9,095	130,577

CASH, END OF PERIOD	$1,452	$6,613

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$36,325	$40,991

Income taxes	$1,197	$6,578

Net change in accrued purchases of property and equipment	$(851)	$2,416

Capital lease obligations related to equipment purchase	$1,974	$—

See notes to condensed consolidated financial statements

YANKEE HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

(Unaudited)

1. BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements of Yankee Holding Corp. and subsidiaries (“Yankee Candle” or “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”). The financial information included herein is unaudited; however, in the opinion of management such information reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations, and cash flows as of the date and for the periods indicated. All intercompany transactions and balances have been eliminated. The accompanying condensed consolidated statements of cash flows for the twenty-six weeks ended July 4, 2009 have been revised to present the financing cash flow activities of borrowings and repayments under the Company’s Credit Facility on a gross basis. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full fiscal year.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that expands the required disclosures about fair value measurements. This guidance provides for new disclosures requiring the Company to (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separately information about purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements. This guidance also provides clarification of existing disclosures requiring the Company to (i) determine each class of assets and liabilities based on the nature and risks of the investments rather than by major security type and (ii) for each class of assets and liabilities, disclose the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the presentation of purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements, which is effective for interim and annual reporting periods beginning after December 15, 2010. Accordingly, the Company adopted this guidance as of January 3, 2010, with the exception of the guidance related to the presentation of purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements, which will be effective for the Company on January 2, 2011. The Company does not anticipate that the adoption of the second part of this guidance will have a material impact on the Company’s condensed consolidated financial statements.

3. DISCONTINUED OPERATIONS

During 2009, the Company discontinued the operations of its Illuminations and Aroma Naturals businesses. Accordingly, the Company has classified the results of operations of the Illuminations and Aroma Naturals businesses as discontinued operations for all periods presented. The discontinued operations of both the Illuminations and Aroma Naturals businesses are as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Sales	$—	$2,855	$—	$9,345

Loss from discontinued operations	$(60)	$(6,704)	$(461)	$(9,235)
Benefit from income taxes	(22)	(2,623)	(167)	(3,612)

Loss from discontinued operations, net of income taxes	$(38)	$(4,081)	$(294)	$(5,623)

For the twenty-six weeks ended July 3, 2010, the loss from discontinued operations included restructuring charges of $366. For the thirteen weeks and twenty-six weeks ended July 4, 2009, the loss from discontinued operations included restructuring charges of $5,046 and $6,713, respectively.

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

As part of these restructuring plans, the Company recorded restructuring charges of $29 and $1,195 during the thirteen and twenty-six weeks ended July 3, 2010, respectively. For the thirteen weeks ended July 3, 2010, the restructuring charges consisted of final closing expenses related to a leased warehouse facility that had been closed in conjunction with the January 2010 restructuring. For the twenty-six weeks ended July 3, 2010, the restructuring charges primarily include employee severance and lease related termination costs. As of July 3, 2010, the occupancy related accrual primarily relates to a lease termination for an Illuminations retail store and the Illuminations corporate headquarters. The lease related to the Illuminations corporate headquarters in Petaluma, California expires in March 2013. This lease will be paid through March 2013 unless the Company is able to structure a buyout agreement with the landlord. As of July 3, 2010, the Company has recorded $23,902 in total restructuring charges in regards to these plans, inclusive of amounts recorded during fiscal years 2008 and 2009.

The following is a summary of restructuring charge activity for the thirteen and twenty-six weeks ended July 3, 2010:

		Thirteen Weeks Ended July 3, 2010
	Accrued as of April 3, 2010	Expense	Costs Paid	Non-Cash Charges	Accrued as of July 3, 2010
Continuing Operations
Occupancy related	$64	$29	$(93)	$—	$—
Employee related	437	—	(188)	—	249

Total Continuing Operations	501	29	(281)	—	249

Discontinued Operations
Occupancy related	1,142	—	(38)	—	1,104
Employee related	9	—	—	—	9

Total Discontinued Operations	1,151	—	(38)	—	1,113

Total Restructuring Charges	$1,652	$29	$(319)	$—	$1,362

		Twenty-Six Weeks Ended July 3, 2010
	Accrued as of January 2, 2010	Expense	Costs Paid	Non-Cash Charges	Accrued as of July 3, 2010
Continuing Operations
Occupancy related	$17	$210	$(217)	$(10)	$—
Employee related	32	619	(402)	—	249

Total Continuing Operations	49	829	(619)	(10)	249

Discontinued Operations
Occupancy related	2,474	366	(1,736)	—	1,104
Employee related	41	—	(32)	—	9

Total Discontinued Operations	2,515	366	(1,768)	—	1,113

Total Restructuring Charges	$2,564	$1,195	$(2,387)	$(10)	$1,362

5. SHARE-BASED COMPENSATION

A summary of the Company’s nonvested shares as of July 3, 2010, and the activity for the twenty-six weeks ended July 3, 2010 is presented below:

	Class A Common Units	Weighted Average Calculated Value	Class B Common Units	Weighted Average Calculated Value	Class C Common Units	Weighted Average Calculated Value
Nonvested at January 2, 2010	—	—	152,136	$9.39	75,037	$11.56
Granted	198	—	—	—	39,000	$34.40
Forfeited	—	—	(9,683)	$9.39	(28,886)	$12.35
Vested	(198)	—	(34,160)	$9.39	(11,868)	$19.48

Nonvested at July 3, 2010	—	—	108,293	$9.39	73,283	$22.12

During the twenty-six weeks ended July 3, 2010, the Company repurchased 1,135 vested Class A common units, 12,394 vested Class B common units and 13,316 vested Class C common units, for $643. The Company anticipates that all of its nonvested common units will vest.

The total estimated fair value of equity awards vested during twenty-six weeks ended July 3, 2010 was $552. Share-based compensation expense for the twenty-six weeks ended July 3, 2010 and July 4, 2009 was $516 and $411, respectively.

As of July 3, 2010, there was approximately $2,555 of total unrecognized compensation cost related to Class B and Class C common unit equity awards and there was no unrecognized expense related to the Class A common unit equity awards. This cost is expected to be recognized over the remaining vesting period, of approximately 5 years (July 2010 to April 2015).

Presented below is a summary of assumptions for the indicated period. There were 17,400 Class C grants for the twenty-six weeks ended July 4, 2009.

Assumptions	Twenty-Six Weeks Ended July 3, 2010	Twenty-Six Weeks Ended July 4, 2009
Weighted average calculated value of awards granted	$34.40	$7.60
Weighted average volatility	39.7%	37.0%
Weighted average expected term (in years)	5.0	5.0
Dividend yield	—	—
Weighted average risk-free interest rate	2.7%	1.7%

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

6. INVENTORY

The Company values its inventory on the first–in first–out (“FIFO”) basis. The components of inventory were as follows:

	July 3, 2010	January 2, 2010
Finished goods	$72,376	$52,765
Work-in-process	208	375
Raw materials and packaging	11,066	6,390

Total inventory	$83,650	$59,530

7. GOODWILL AND INTANGIBLE ASSETS

The Company has determined that its tradenames have an indefinite useful life and, therefore, are not being amortized. Under the Intangibles Topic of the ASC, goodwill and indefinite lived intangible assets are not amortized but are subject to an annual impairment test. There were no changes in the carrying amount of goodwill during the twenty-six weeks ended July 3, 2010.

Intangible Assets

The carrying amount and accumulated amortization of intangible assets consisted of the following:

	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
July 3, 2010
Indefinite life:
Tradenames	N/A	$267,755	$—	$267,755

Finite-lived intangible assets:
Customer lists	5	63,638	(44,185)	19,453
Favorable lease agreements	5	2,330	(1,640)	690
Other	3	36	(32)	4

Total finite-lived intangible assets		66,004	(45,857)	20,147

Total intangible assets		$333,759	$(45,857)	$287,902

January 2, 2010
Indefinite life:
Tradenames	N/A	$267,755	$—	$267,755

Finite-lived intangible assets:
Customer lists	5	63,675	(38,048)	25,627
Favorable lease agreements	5	2,330	(1,516)	814
Other	3	36	(31)	5

Total finite-lived intangible assets		66,041	(39,595)	26,446

Total intangible assets		$333,796	$(39,595)	$294,201

Total amortization expense from finite–lived intangible assets was $3,082 and $3,485 for the thirteen weeks ended July 3, 2010 and July 4, 2009, respectively. Total amortization expense from finite–lived intangible assets was $6,262 and $6,962 for the twenty-six weeks ended July 3, 2010 and July 4, 2009, respectively. These intangible assets are amortized on a straight line basis. Favorable lease agreements are amortized over the remaining lease term of each respective lease.

8. LONG-TERM DEBT

Long-term debt consisted of the following at July 3, 2010 and January 2, 2010:

	July 3, 2010	January 2, 2010
Senior secured revolving credit facility	$39,000	$11,000
Senior secured term loan facility	465,125	465,125
Senior notes due 2015	325,000	325,000
Senior subordinated notes due 2017	188,000	188,000

Total	$1,017,125	$989,125

Senior Secured Credit Facility

The Company’s senior secured credit facility (the “Credit Facility”) consists of a $650,000 senior secured term loan facility (“Term Facility”) maturing on February 6, 2014 and a $125,000 senior secured revolving credit facility (“Revolving Facility”), which expires on February 6, 2013.

All borrowings under the Credit Facility bear interest at a rate per annum equal to an applicable margin, plus, at the Company’s option, (i) the higher of (a) the prime rate (as set forth on the British Banking Association Telerate Page 5) and (b) the federal funds effective rate, plus one-half percent (0.50%) per annum or (ii) the Eurodollar rate, and resets periodically. In addition to paying interest on outstanding principal under the Credit Facility, the Company is required to pay a commitment fee to the lenders in respect of unutilized loan commitments at a rate of 0.50% per annum. As of July 3, 2010, the weighted average combined interest rate on the Term Facility and Revolving Facility was 2.31%.

The Credit Facility contains a financial covenant which requires that the Company maintain at the end of each fiscal quarter, commencing with the quarter ended January 2, 2010 through the quarter ending October 2, 2010, a consolidated total secured debt (net of cash and cash equivalents not to exceed $30,000) to consolidated EBITDA ratio of no more than 3.75 to 1.00. The consolidated total secured debt to consolidated EBITDA ratio will change to no more than 3.25 to 1.00 for the fourth quarter ending January 1, 2011. As of July 3, 2010, the Company’s actual secured leverage ratio, as defined, was 2.71 to 1.00. As of July 3, 2010, total secured debt (including the Company’s capital lease obligations of $1,868) was $504,541 (net of $1,452 of cash). Under the Credit Facility, EBITDA is defined as net income plus, interest, taxes, depreciation and amortization, further adjusted to add back extraordinary, unusual or non-recurring losses, non-cash stock option expense, fees and expenses related to the Transaction, fees and expenses under the management services contract (“Management Agreement”) with our equity sponsor, restructuring charges or reserves, as well as other non-cash charges, expenses or losses, and further adjusted to subtract extraordinary, unusual or non-recurring gains, other non-cash income or gains, and certain cash contributions to our common equity.

As of July 3, 2010, the Company had outstanding letters of credit of $1,614 and $39,000 outstanding under the Revolving Facility, leaving $84,386 in availability under the Revolving Facility.

9. CAPITAL LEASES

In January 2010, the Company entered into two capital leases relating to certain computer equipment. The capital leases have a two and a five year term. As of July 3, 2010, the recorded value of the leased property under capital leases was $1,974 and is included in property and equipment in the condensed consolidated balance sheet. Accumulated amortization on the property under capital lease was $220 as of July 3, 2010. The related amortization is included in general and administrative expense.

Future minimum lease payments under the capital leases as of July 3, 2010 are as follows:

2010	$314
2011	627
2012	404
2013	404
2014	404

Total minimum lease payments	2,153
Less amounts representing interest	(285)

Total	$1,868

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

Interest Rate Swaps

The Company uses interest rate swaps to manage the variability of a portion of cash flows associated with the forecasted interest payments on its Term Facility. This is achieved through converting a portion of the floating rate Term Facility to a fixed rate by entering into pay-fixed interest rate swaps. During the second quarter of 2009 the Company changed the interest rate election on its Term Facility from the three-month LIBOR rate to the one-month LIBOR rate. As a result, the Company’s existing interest rate swaps were de-designated as cash flow hedges and the Company no longer accounts for these instruments using hedge accounting whereby changes in fair value were recognized in the condensed consolidated statements of operations. The unrealized loss of $21,725 which was included in OCI on the date the Company changed its interest rate election is being amortized to other expense over the remaining term of the respective interest rate swap agreements. The unamortized amount as of July 3, 2010, was $3,508.

Simultaneous with the de-designations, the Company entered into new interest rate swap agreements to further reduce the variability of cash flows associated with the forecasted interest payments on its Term Facility. These swaps are not designated as cash flow hedges and, are measured at fair value with changes in fair value recognized in the condensed consolidated statements of operations as a component of other expense.

As a result of these transactions, the Company effectively converted a portion of its Term Facility, which is floating-rate debt, to a blended fixed-rate up to the aggregate amortizing notional value of the swaps by having the Company pay fixed-rate amounts in exchange for the receipt of the floating-rate interest payments. As of July 3, 2010, the aggregate notional value of the swaps was $385,028 or 82.8% of the amount outstanding on our Term Facility, resulting in a blended fixed rate of 3.26%. The aggregate notional value amortizes over the life of the swaps. Under the terms of these agreements, a monthly net settlement is made for the difference between the average fixed rate and the variable rate based upon the one-month LIBOR rate on the aggregate notional amount of the interest rate swaps. One of the Company’s interest rate swaps terminated in March 2010 with the remaining swap agreement scheduled to terminate in March 2011.

The Company also entered into forward starting, amortizing, interest rate swaps in the aggregate notional amount of $320,700 with a blended fixed rate of 3.49% to eliminate the variability in future interest payments by having the Company pay fixed-rate amounts in exchange for receipt of floating-rate interest payments. The effective date of the forward starting swaps is March 31, 2011, of which there are no settlements required until after that date. The forward starting swaps are not designated as cash flow hedges and, are measured at fair value with changes in fair value recognized in the condensed consolidated statements of operations as a component of other income (expense). The forward starting swap agreements terminate in March 2013.

The fair values of the Company’s derivative instruments as of July 3, 2010 and January 2, 2010, were as follows:

	Fair Values of Derivative Instruments Asset Derivatives
	Balance Sheet Location	July 3, 2010	January 2, 2010
Derivatives not designated as hedging instruments
Interest rate swap agreements	Prepaid expenses and other current assets	$2,280	$2,489

Total Derivative Assets		$2,280	$2,489

	Fair Value of Derivative Instruments Liability Derivatives
	Balance Sheet Location	July 3, 2010	January 2, 2010
Derivatives not designated as hedging instruments
Interest rate swap agreements	Other accrued liabilities	$21,423	$18,927

Total Derivative Liabilities		$21,423	$18,927

The effect of derivative instruments on the condensed consolidated statement of operations for the thirteen and twenty-six weeks ended July 3, 2010, was as follows:

		Amount of Realized Loss Recognized on Derivatives
	Location of Realized Loss Recognized on Derivatives	Thirteen Weeks Ended July 3, 2010	Twenty-Six Weeks Ended July 3, 2010
Derivatives not designated as hedging instruments
Interest rate swap agreements	Other expense	$4,188	$8,990

Total		$4,188	$8,990

		Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Thirteen Weeks Ended July 3, 2010	Twenty-Six Weeks Ended July 3, 2010
Cash Flow Hedges
Interest rate swap agreements	Other expense	$1,169	$6,284

Total		$1,169	$6,284

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of July 3, 2010 and January 2, 2010:

	Fair Value Measurements on a Recurring Basis as of July 3, 2010
	Level 1	Level 2	Level 3	Total
Assets
Interest rate swap agreements	$—	$2,280	$—	$2,280
Marketable securities	1,231	—	—	1,231

Total Assets	$1,231	$2,280	$—	$3,511

Liabilities
Interest rate swap agreements	$—	$21,423	$—	$21,423

Total Liabilities	$—	$21,423	$—	$21,423

	Fair Value Measurements on a Recurring Basis as of January 2, 2010
	Level 1	Level 2	Level 3	Total
Assets
Interest rate swap agreements	$—	$2,489	$—	$2,489
Marketable securities	1,168	—	—	1,168

Total Assets	$1,168	$2,489	$—	$3,657

Liabilities
Interest rate swap agreements	$—	$18,927	$—	$18,927

Total Liabilities	$—	$18,927	$—	$18,927

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

Financial Instruments Not Measured at Fair Value

The Company’s long-term debt is recorded at historical amounts. The Company estimates the fair value of its long-term debt based on current quoted market prices. As of July 3, 2010, the carrying value of the Company’s senior notes, senior subordinated notes and Term Facility was $978,125 compared to a fair value of $959,313. As of January 2, 2010, the carrying value of the Company’s senior notes, senior subordinated and senior secured term loan was $978,125 compared to a fair value of $941,004. It is impracticable for the Company to estimate the fair value of its Revolving Facility.

12. COMPREHENSIVE LOSS

Comprehensive loss, net of tax, is as follows:

	Thirteen Weeks Ended July 3, 2010	Thirteen Weeks Ended July 4, 2009	Twenty-Six Weeks Ended July 3, 2010	Twenty-Six Weeks Ended July 4, 2009
Net loss	$(10,188)	$(12,522)	$(18,690)	$(24,010)
Other comprehensive income (loss):
Currency translation adjustments	360	2,026	(718)	3,115
Change in unrealized gain (loss) on interest rate swaps, net of tax	712	(544)	3,825	544

Other comprehensive income	1,072	1,482	3,107	3,659

Comprehensive loss	$(9,116)	$(11,040)	$(15,583)	$(20,351)

13. SEGMENTS OF ENTERPRISE AND RELATED INFORMATION

The Company has segmented its operations in a manner that reflects how its chief operating decision–maker (the “CEO”) currently reviews the results of the Company and its subsidiaries’ businesses. The Company has two reportable segments–retail and wholesale. The identification of these segments results from management’s recognition that while the product sold is similar, the type of customer for the product and services and methods used to distribute the product are different.

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

The following are the relevant data for the thirteen and twenty-six weeks ended July 3, 2010 and July 4, 2009:

Thirteen Weeks Ended July 3, 2010	Retail	Wholesale	Unallocated/ Corporate/ Other	Balance per Condensed Consolidated Statements of Operations
Sales	$71,693	$53,675	$—	$125,368
Gross profit	45,163	24,556	(38)	69,681
Selling expenses	38,582	6,107	3,569	48,258
Operating income (loss)	6,581	18,449	(17,588)	7,442
Interest and other expense, net	—	—	(23,213)	(23,213)
Income (loss) from continuing operations before provision for (benefit from) income taxes	6,581	18,449	(40,801)	(15,771)

Thirteen Weeks Ended July 4, 2009	Retail	Wholesale	Unallocated/ Corporate / Other	Balance per Condensed Consolidated Statements of Operations
Sales	$68,133	$50,720	$—	$118,853
Gross profit	44,230	23,053	38	67,321
Selling expenses	36,821	4,557	4,006	45,384
Operating income (loss)	7,409	18,496	(19,534)	6,371
Interest and other expense, net	—	—	(21,862)	(21,862)
Income (loss) from continuing operations before provision for (benefit from) income taxes	7,409	18,496	(41,396)	(15,491)

Twenty-Six Weeks Ended July 3, 2010	Retail	Wholesale	Unallocated/ Corporate/ Other	Balance per Condensed Consolidated Statements of Operations
Sales	$145,388	$120,954	$—	$266,342
Gross profit	93,553	54,896	(105)	148,344
Selling expenses	77,973	12,650	7,203	97,826
Operating income (loss)	15,580	42,246	(38,767)	19,059
Interest and other expense, net	—	—	(47,753)	(47,753)
Income (loss) from continuing operations before provision for (benefit from) income taxes	15,580	42,246	(86,520)	(28,694)

Twenty-Six Weeks Ended July 4, 2009	Retail	Wholesale	Unallocated/ Corporate / Other	Balance per Condensed Consolidated Statements of Operations
Sales	$132,684	$105,387	$—	$238,071
Gross profit	86,314	48,429	29	134,772
Selling expenses	73,098	9,509	8,016	90,623
Operating income (loss)	13,216	38,920	(39,664)	12,472
Interest and other expense, net	—	—	(45,003)	(45,003)
Income (loss) from continuing operations before provision for (benefit from) income taxes	13,216	38,920	(84,667)	(32,531)

Sales for the Company’s international operations, which are included in the wholesale segment, were approximately $12,818 and $9,315 for the thirteen weeks ended July 3, 2010 and July 4, 2009, respectively. For the twenty-six weeks ended July 3, 2010 and July 4, 2009, sales for the Company’s international operations were approximately $29,405, and $19,738, respectively. Long lived assets of the Company’s international operations were approximately $1,369 and $1,537 as of July 3, 2010 and January 2, 2010, respectively.

14. COMMITMENTS AND CONTINGENCIES

In August 2009, in connection with the Linens ‘N Things bankruptcy proceedings, Linens Holding Co. and its affiliates (“Linens”) filed a lawsuit against the Company in United States Bankruptcy Court in the District of Delaware alleging that pursuant to the United States Bankruptcy Code Linens is entitled to recover from the Company the following amounts on the basis that they constitute “preferential transfers” under the Code: (i) approximately $5,500 in payments allegedly received by the Company from Linens during the 90-day period preceding the filing of the Linens bankruptcy cases in May 2008, (ii) approximately $1,500 in credits allegedly issued by Yankee Candle and redeemed by Linens during that 90-day period, and (iii) approximately $650 in credits allegedly issued by Yankee Candle but not yet redeemed by Linens. The Company has retained bankruptcy counsel and plans to vigorously defend this claim. The Company filed an Answer, including various affirmative defenses, in October 2009. Discovery has not yet commenced. While the Company believes it has a number of strong potential defenses to all or a significant portion of these claims, the Company cannot at this time predict with any degree of likelihood what the potential outcome of this matter may be, particularly due to the fact that discovery has not yet commenced. As of July 3, 2010, the Company did not record any amount related to these claims in its condensed consolidated statement of operations for these reasons. If this matter were to be decided in a manner adverse to the Company, it could materially adversely impact the Company’s results of operations.

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

Condensed consolidating financial information is as follows:

YANKEE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

July 3, 2010

(in thousands)

	Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash	$—	$(996)	$1,753	$695	$—	$1,452
Accounts receivable, net	—	22,494	66	7,569	—	30,129
Inventory	—	73,040	86	10,524	—	83,650
Prepaid expenses and other current assets	—	21,524	250	1,645	—	23,419
Deferred tax assets	—	12,230	56	—	—	12,286

TOTAL CURRENT ASSETS	—	128,292	2,211	20,433	—	150,936
PROPERTY AND EQUIPMENT, NET	—	121,577	46	1,369	—	122,992
MARKETABLE SECURITIES	—	1,231	—	—	—	1,231
GOODWILL	—	643,570	—	—	—	643,570
INTANGIBLE ASSETS	—	287,570	—	332	—	287,902
DEFERRED FINANCING COSTS	—	16,844	—	—	—	16,844
OTHER ASSETS	—	665	—	—	—	665
INTERCOMPANY RECEIVABLES	—	19,292	450	—	(19,742)	—
INVESTMENT IN SUBSIDIARIES	7,557	873	—	—	(8,430)	—

TOTAL ASSETS	$7,557	$1,219,914	$2,707	$22,134	$(28,172)	$1,224,140

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$—	$19,003	$32	$1,235	$—	$20,270
Accrued payroll	—	7,243	113	275	—	7,631
Accrued interest	—	17,742	—	—	—	17,742
Accrued purchases of property and equipment	—	2,752	—	—	—	2,752
Current portion of capital leases	—	520	—	—	—	520
Other accrued liabilities	—	39,262	1,327	1,244	—	41,833

TOTAL CURRENT LIABILITIES	—	86,522	1,472	2,754	—	90,748

DEFERRED COMPENSATION OBLIGATION	—	1,325	—	—	—	1,325
DEFERRED TAX LIABILITIES	—	92,825	—	—	—	92,825
LONG-TERM DEBT	—	1,017,125	—	—	—	1,017,125
DEFERRED RENT	—	10,900	—	—	—	10,900
CAPITAL LEASES, NET OF CURRENT PORTION	—	1,348	—	—	—	1,348
OTHER LONG-TERM LIABILITIES	—	2,312	—	—	—	2,312
INTERCOMPANY PAYABLES	—	—	—	19,742	(19,742)	—
STOCKHOLDERS’ EQUITY	7,557	7,557	1,235	(362)	(8,430)	7,557

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,557	$1,219,914	$2,707	$22,134	$(28,172)	$1,224,140

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

YANKEE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Thirteen Weeks Ended July 3, 2010

(in thousands)

	Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
Sales	$—	$122,075	$562	$12,228	$(9,497)	$125,368
Cost of sales	—	52,884	181	10,713	(8,091)	55,687

Gross profit	—	69,191	381	1,515	(1,406)	69,681
Selling expenses	—	44,551	505	3,263	(61)	48,258
General and administrative expenses	—	13,908	—	—	44	13,952
Restructuring charges	—	29	—	—	—	29

Operating income (loss)	—	10,703	(124)	(1,748)	(1,389)	7,442
Interest expense	—	18,462	—	—	—	18,462
Other expense	—	4,177	—	574	—	4,751

Loss from continuing operations before benefit from income taxes	—	(11,936)	(124)	(2,322)	(1,389)	(15,771)
Benefit from income taxes	—	(4,431)	(47)	(650)	(493)	(5,621)

Loss from continuing operations	—	(7,505)	(77)	(1,672)	(896)	(10,150)
Loss from discontinued operations, net of income taxes	—	(38)	—	—	—	(38)

Loss before equity in losses of subsidiaries, net of tax	—	(7,543)	(77)	(1,672)	(896)	(10,188)
Equity in losses of subsidiaries, net of tax	10,188	1,749	—	—	(11,937)	—

Net loss	$(10,188)	$(9,292)	$(77)	$(1,672)	$11,041	$(10,188)

YANKEE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Thirteen Weeks Ended July 4, 2009

(in thousands)

	Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
Sales	$—	$116,915	$558	$9,035	$(7,655)	$118,853
Cost of sales	—	49,492	168	8,349	(6,477)	51,532

Gross profit	—	67,423	390	686	(1,178)	67,321
Selling expenses	—	42,820	503	2,121	(60)	45,384
General and administrative expenses	—	15,289	—	—	50	15,339
Restructuring charges	—	227	—	—	—	227

Operating income (loss)	—	9,087	(113)	(1,435)	(1,168)	6,371
Interest income	—	(1)	—	—	—	(1)
Interest expense	—	21,824	—	—	—	21,824
Other (income) expense	—	(548)	—	587	—	39

Loss from continuing operations before benefit from income taxes	—	(12,188)	(113)	(2,022)	(1,168)	(15,491)
Benefit from income taxes	—	(5,883)	(59)	(567)	(541)	(7,050)

Loss from continuing operations	—	(6,305)	(54)	(1,455)	(627)	(8,441)
Loss from discontinued operations, net of income taxes	—	(4,081)	—	—	—	(4,081)

Loss before equity in losses of subsidiaries, net of tax	—	(10,386)	(54)	(1,455)	(627)	(12,522)

Equity in losses of subsidiaries, net of tax	12,522	1,509	—	—	(14,031)	—

Net loss	$(12,522)	$(11,895)	$(54)	$(1,455)	$13,404	$(12,522)

YANKEE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Twenty-Six Weeks Ended July 3, 2010

(in thousands)

	Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
Sales	$—	$256,027	$1,076	$28,165	$(18,926)	$266,342
Cost of sales	—	110,324	326	24,123	(16,775)	117,998

Gross profit	—	145,703	750	4,042	(2,151)	148,344
Selling expenses	—	90,064	955	6,927	(120)	97,826
General and administrative expenses	—	30,534	—	—	96	30,630
Restructuring charges	—	829	—	—	—	829

Operating income (loss)	—	24,276	(205)	(2,885)	(2,127)	19,059
Interest expense	—	38,270	—	—	—	38,270
Other expense	—	9,052	—	431	—	9,483

Loss from continuing operations before benefit from income taxes	—	(23,046)	(205)	(3,316)	(2,127)	(28,694)
Benefit from income taxes	—	(8,529)	(75)	(929)	(765)	(10,298)

Loss from continuing operations	—	(14,517)	(130)	(2,387)	(1,362)	(18,396)
Loss from discontinued operations, net of income taxes	—	(294)	—	—	—	(294)

Loss before equity in losses of subsidiaries, net of tax	—	(14,811)	(130)	(2,387)	(1,362)	(18,690)
Equity in losses of subsidiaries, net of tax	18,690	2,517	—	—	(21,207)	—

Net loss	$(18,690)	$(17,328)	$(130)	$(2,387)	$19,845	$(18,690)

YANKEE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Twenty-Six Weeks Ended July 4, 2009

(in thousands)

	Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
Sales	$—	$233,260	$1,106	$18,999	$(15,294)	$238,071
Cost of sales	—	98,990	334	17,219	(13,244)	103,299

Gross profit	—	134,270	772	1,780	(2,050)	134,772
Selling expenses	—	85,262	959	4,522	(120)	90,623
General and administrative expenses	—	30,600	—	—	102	30,702
Restructuring charges	—	975	—	—	—	975

Operating income (loss)	—	17,433	(187)	(2,742)	(2,032)	12,472
Interest income	—	(3)	—	(8)	—	(11)
Interest expense	—	43,539	—	—	—	43,539
Other (income) expense	—	(584)	—	2,059	—	1,475

Loss from continuing operations before benefit from income taxes	—	(25,519)	(187)	(4,793)	(2,032)	(32,531)
Benefit from income taxes	—	(11,818)	(89)	(1,342)	(895)	(14,144)

Loss from continuing operations	—	(13,701)	(98)	(3,451)	(1,137)	(18,387)
Loss from discontinued operations, net of income taxes	—	(5,623)	—	—	—	(5,623)

Loss before equity in losses of subsidiaries, net of tax	—	(19,324)	(98)	(3,451)	(1,137)	(24,010)
Equity in losses of subsidiaries, net of tax	24,010	3,549	—	—	(27,559)	—

Net loss	$(24,010)	$(22,873)	$(98)	$(3,451)	$26,422	$(24,010)

YANKEE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Twenty-Six Weeks Ended July 3, 2010

(in thousands)

	Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(18,690)	$(17,328)	$(130)	$(2,387)	$19,845	$(18,690)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	20,925	6	244	—	21,175
Realized loss on derivative contracts	—	8,990	—	—	—	8,990
Unrealized loss on marketable securities	—	59	—	—	—	59
Share-based compensation expense	—	516	—	—	—	516
Deferred taxes	—	(2,455)	131	—	—	(2,324)
Non-cash adjustments related to restructuring	—	10	—	—	—	10
Loss on disposal and impairment of property and equipment	—	7	—	—	—	7
Investments in marketable securities	—	(423)	—	—	—	(423)
Equity in losses of subsidiaries	18,690	2,517	—	(1,362)	(19,845)	—
Changes in assets and liabilities
Accounts receivable, net	—	11,756	161	1,328	—	13,245
Inventory	—	(21,660)	(7)	(3,360)	—	(25,027)
Prepaid expenses and other assets	—	(940)	12	(1,084)	—	(2,012)
Accounts payable	—	(1,941)	(56)	679	—	(1,318)
Income taxes	—	(9,340)	—	—	—	(9,340)
Accrued expenses and other liabilities	—	(10,544)	(628)	25	—	(11,147)

NET CASH USED IN OPERATING ACTIVITIES	—	(19,851)	(511)	(5,917)	—	(26,279)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	—	(8,632)	—	(102)	—	(8,734)
Proceeds from the sale of property and equipment	—	192	—	—	—	192
Intercompany payables/receivables	—	(4,569)	—	—	4,569	—

NET CASH USED IN INVESTING ACTIVITIES	—	(13,009)	—	(102)	4,569	(8,542)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Borrowings under Credit Facility	—	39,000	—	—	—	39,000
Repayments under Credit Facility	—	(11,000)	—	—	—	(11,000)
Proceeds from issuance of common equity units	—	25	—	—	—	25
Repurchase of common equity units	—	(643)	—	—	—	(643)
Principal payments on capital lease	—	(106)	—	—	—	(106)
Intercompany payables/receivables	—	—	113	4,456	(4,569)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	—	27,276	113	4,456	(4,569)	27,276

EFFECT EXCHANGE RATE CHANGES ON CASH	—	—	—	(98)	—	(98)

NET DECREASE IN CASH	—	(5,584)	(398)	(1,661)	—	(7,643)

CASH, BEGINNING OF PERIOD	—	4,588	2,151	2,356	—	9,095

CASH, END OF PERIOD	$—	$(996)	$1,753	$695	$—	$1,452

YANKEE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Twenty-Six Weeks Ended July 4, 2009

(in thousands)

	Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(24,010)	$(22,872)	$(99)	$(3,451)	$26,422	$(24,010)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	22,890	9	173	—	23,072
Gain on derivative contracts		(561)	—	—	—	(561)
Unrealized gain on marketable securities	—	(57)	—	—	—	(57)
Stock based compensation expense	—	411	—	—	—	411
Deferred taxes	—	2,515	334	—	—	2,849
Non-cash adjustments related to restructuring	—	(877)	—	—	—	(877)
Loss on disposal and impairment of property and equipment	—	538	—	—	—	538
Investments in marketable securities	—	(390)	—	—	—	(390)
Equity in earnings of subsidiaries	24,010	3,563	—	(1,151)	(26,422)	—
Changes in assets and liabilities
Accounts receivable, net	—	6,991	162	1,533	—	8,686
Inventory	—	(11,663)	7	(2,115)	—	(13,771)
Prepaid expenses and other assets	—	942	8	(2,006)	—	(1,056)
Accounts payable	—	101	8	(148)	—	(39)
Income Taxes	—	(27,072)	—	—	—	(27,072)
Accrued expenses and other liabilities	—	(1,553)	(813)	2,348	—	(18)

NET CASH USED IN OPERATING ACTIVITIES	—	(27,094)	(384)	(4,817)	—	(32,295)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	—	(9,607)	—	(125)	—	(9,732)
Intercompany payables/receivables	—	(5,322)	—	—	5,322	—

NET CASH USED IN INVESTING ACTIVITIES	—	(14,929)	—	(125)	5,322	(9,732)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	—	35	—	—	—	35
Borrowings under Credit Facility	—	20,055	—	—	—	20,055
Repayments under Credit Facility	—	(101,726)	—	—	—	(101,726)
Repurchase of common stock	—	(364)	—	—	—	(364)
Intercompany payables/receivables	—	—	92	5,230	(5,322)	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	—	(82,000)	92	5,230	(5,322)	(82,000)

EFFECT EXCHANGE RATE CHANGES ON CASH	—	—	—	63	—	63
NET (DECREASE) INCREASE IN CASH	—	(124,023)	(292)	351	—	(123,964)

CASH, BEGINNING OF PERIOD	—	128,037	2,147	393	—	130,577

CASH, END OF PERIOD	$—	$4,014	$1,855	$744	$—	$6,613

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Sales/receivables

We sell our products both directly to retail customers and through wholesale channels. Merchandise sales are recognized upon transfer of ownership, including passage of title to the customer and transfer of the risk of loss related to those goods. In our wholesale segment, products are shipped “free on board” shipping point; however revenue is recognized at the time the product is received by the customer due to our practice of absorbing risk of loss in the event of damaged or lost shipments. In our retail segment, transfer of title takes place at the point of sale (i.e., at our retail stores). There are no situations, either in our wholesale or retail segments, where legal risk of loss does not transfer immediately upon receipt by our customers. Although we do not provide a contractual right of return, in the course of arriving at practical business solutions to various claims, we have allowed sales returns and allowances. In these situations, customer claims for credit or return due to damage, defect, shortage or other reason must be pre-approved by us before credit is issued or such product is accepted for return. Such returns have not precluded sales recognition because we have a long history with such returns, which we use in establishing a reserve. In our wholesale segment, we have included a reserve in our financial statements representing our estimated obligation related to promotional marketing activities. In addition to returns, we bear credit risk relative to our wholesale customers. We have provided a reserve for bad debts in our financial statements based on our estimates of the creditworthiness of our customers. Changes in these reserves could affect our operating results.

Condensed Consolidated Statement of Operations

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

Derivative instruments

The Company uses interest rate swaps to manage the variability of a portion of cash flows associated with the forecasted interest payments on its Term Facility. This is achieved through converting a portion of the floating rate Term Facility to a fixed rate by entering into pay-fixed interest rate swaps. During the second quarter of 2009 the Company changed the interest rate election on its Term Facility from the three-month LIBOR rate to the one-month LIBOR rate. As a result, the Company’s existing interest rate swaps were de-designated as cash flow hedges and the Company no longer accounts for these instruments using hedge accounting with changes in fair value recognized in other expense in the condensed consolidated statement of operations. The unrealized loss included in other comprehensive income (“OCI”) on the date the Company changed its interest rate election is being amortized to other expense over the remaining term of the respective interest rate swap agreements.

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

Income Taxes

We file income tax returns in the U.S. federal jurisdiction, various states, the United Kingdom and Germany. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on estimates of whether, and to what extent, additional taxes will be due. We adjust these reserves in light of changing facts and circumstances. The provision for income taxes includes the impact of our reserve positions and changes to those reserves when appropriate. We also recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities using currently enacted tax rates in effect in the years in which the differences are expected to reverse.

We have significant deferred tax liabilities recorded on our financial statements, which are attributable to the effect of purchase accounting adjustments recorded as a result of the Merger. We also have a significant deferred tax asset recorded in our financial statements. This asset arose at the time of our recapitalization in 1998 and reflects the tax benefit of future tax deductions for us from the recapitalization. The recoverability of this future tax deduction is dependent upon our future profitability. We have made an assessment that this asset is likely to be recovered and no valuation allowance is required. Should we find that we are not able to utilize this deduction in the future we would have to record a valuation allowance for all or a part of this asset, which would adversely affect our operating results and cash flows.

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

We perform our annual impairment testing at the reporting unit level. We reviewed the provisions of the Intangibles, Goodwill and Other Topic of the ASC with respect to the criteria necessary to evaluate the number of reporting units that exist. We also considered the way we manage our operations and the nature of those operations. As of November 7, 2009, the date of our annual impairment test, we had two reporting units: retail and wholesale.

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

The income-based approach is based on future projections of operating results and cash flows. These projections are discounted to present value using a weighted average cost of capital for market participants, who are generally thought to be industry participants. Our future projections of operating results are based on both past performance and the projections and assumptions used in our current operating plan. Changes to our discount rate assumptions or our operating projections as a result of changing economic and competitive conditions could result in impairment charges. Further, if the economic market conditions continue to worsen and our estimated future discounted cash flows decrease further we may incur additional impairment charges. Impairment charges related to our goodwill, tradenames or other intangible assets could have a significant impact on our financial position and results of operations.

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

We sell our products in multiple channels of distribution across dozens of countries. Our customer touchpoints include our own company-operated retail stores and our direct-to-consumer catalogs and e-commerce/web business, as well as a global network of both national account and independent specialty gift customers and channels. We have an extensive and growing national and international wholesale segment with a diverse customer base that as of July 3, 2010 consisted of approximately 20,700 locations in North America, typically in non-shopping mall locations. We also have a growing retail store base primarily located in shopping malls and lifestyle centers. As of July 3, 2010 we operated 503 Yankee Candle retail stores. We operate two flagship stores, a 90,000-square-foot store in South Deerfield, Massachusetts, which is a major tourist destination in Massachusetts, and a second 42,000-square-foot flagship store in Williamsburg, Virginia. We also sell our products directly to consumers through our direct mail catalogs and our Internet web site at www.yankeecandle.com. Outside of North America, we sell our products primarily through our subsidiary, Yankee Candle Company (Europe), LTD, which has an international wholesale customer network of approximately 4,100 store locations and distributors covering a combined 46 countries.

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

	Thirteen Weeks Ended July 3, 2010	Thirteen Weeks Ended July 4, 2009	Twenty-Six Weeks Ended July 3, 2010	Twenty-Six Weeks Ended July 4, 2009
Statements of Operations Data:
Sales:
Wholesale	42.8%	42.7%	45.4%	44.3%
Retail	57.2	57.3	54.6	55.7

Total net sales	100.0	100.0	100.0	100.0
Cost of sales	44.4	43.4	44.3	43.4

Gross profit	55.6	56.6	55.7	56.6
Selling expenses	38.5	38.2	36.7	38.1
General and administrative expenses	11.1	12.9	11.5	12.9
Restructuring charges	—	0.2	0.3	0.4

Operating income	5.9	5.3	7.2	5.2

Other expense, net	18.5	18.3	17.9	18.9

Loss from continuing operations before benefit from income taxes	(12.6)	(13.0)	(10.8)	(13.7)
Benefit from income taxes	(4.5)	(5.9)	(3.9)	(5.9)

Loss from continuing operations	(8.1)	(7.1)	(6.9)	(7.7)
Loss from discontinued operations, net of taxes	—	(3.4)	(0.1)	(2.4)

Net loss	(8.1)%	(10.5)%	(7.0)%	(10.1)%

The results of operations discussion that follows for the thirteen and the twenty-six weeks ended July 3, 2010 versus the thirteen and twenty-six weeks ended July 4, 2009, is for continuing operations only. The results of operations of the Aroma Naturals and the Illuminations divisions have been treated as discontinued operations for all periods presented and are not included in the discussion below.

Thirteen weeks ended July 3, 2010 versus the Thirteen weeks ended July 4, 2009

SALES

Sales increased 5.5% to $125.4 million for the thirteen weeks ended July 3, 2010 from $118.9 million for the thirteen weeks ended July 4, 2009.

Retail Sales

Retail sales increased 5.2% to $71.7 million for the thirteen weeks ended July 3, 2010, from $68.1 million for the thirteen weeks ended July 4, 2009. The increase in retail sales was primarily due to (i) sales attributable to stores opened in 2009 that have not yet entered the comparable store base (which in 2009 were open for less than a full year) of approximately $2.0 million, (ii) increased sales in our Yankee Candle Fundraising division of approximately $1.9 million, (iii) the addition of 10 new Yankee Candle retail stores opened in 2010 which increased sales by approximately $0.8 million and (iv) increased sales in our catalog and internet business of approximately $0.6 million, partially offset by decreased comparable store sales of approximately $1.7 million.

Comparable store and catalog and Internet sales for our Yankee Candle Retail business decreased 1.9% for the thirteen weeks ended July 3, 2010 compared to the thirteen weeks ended July 4, 2009. Yankee Candle comparable store sales for the thirteen weeks ended July 3, 2010 decreased 3.1% compared to the thirteen weeks ended July 4, 2009. Comparable store sales represent a comparison of sales during the corresponding fiscal periods on stores in our comparable stores sales base. A store first enters our comparable store sales base in the fourteenth fiscal month of operation. Permanently closed stores are excluded from the comparable store calculation beginning in the month in which the store closes. The decrease in comparable store sales was driven by decreased transactions and a decrease in average ticket. There were 473 stores included in the Yankee Candle comparable store base as of July 3, 2010 as compared to 437 stores included in the Yankee Candle comparable store base as of July 4, 2009. There were 503 total retail stores open as of July 3, 2010, compared to 485 total retail stores open as of July 4, 2009.

Wholesale Sales

Wholesale sales, including international operations, increased 5.8% to $53.7 million for the thirteen weeks ended July 3, 2010 from $50.7 million for the thirteen weeks ended July 4, 2009.

The increase in wholesale sales was primarily due to (i) increased sales in our international operations of approximately $3.5 million, (ii) increased sales to domestic wholesale locations opened during the last 12 months of approximately $0.9 million, partially offset by decreased sales in domestic wholesale locations in operation prior to July 4, 2009 of approximately $0.2 million and decreased sales from new product ventures of $1.2 million.

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

Gross profit increased 3.5% to $69.7 million for the thirteen weeks ended July 3, 2010 from $67.3 million for the thirteen weeks ended July 4, 2009. As a percentage of sales, gross profit decreased to 55.6% for the thirteen weeks ended July 3, 2010 from 56.6% for the thirteen weeks ended July 4, 2009.

Retail Gross Profit

Retail gross profit dollars increased 2.0% to $45.2 million for the thirteen weeks ended July 3, 2010 from $44.3 million for the thirteen weeks ended July 4, 2009. The increase in gross profit dollars was primarily due to increased sales volume which increased gross profit by approximately $2.8 million driven largely by increased gross sales in our retail store operations, and increased profits in our Yankee Candle fundraising business of approximately $1.0 million, offset by approximately $2.6 million in increased promotional and marketing activity driven by the highly promotional retail environment and increased costs in our supply chain operations of approximately $0.3 million over the prior year quarter.

As a percentage of sales, retail gross profit decreased to 63.0% for the thirteen weeks ended July 3, 2010 from 65.0% for the thirteen weeks ended July 4, 2009. The decrease in retail gross profit rate was primarily driven by increased marketing and promotional activity of 1.3%, slightly unfavorable results in our supply chain operations relative to the prior year quarter of 0.5% and decreased profitability in our Yankee Candle Fundraising division of 0.2%.

Wholesale Gross Profit

Wholesale gross profit dollars increased 6.1% to $24.5 million for the thirteen weeks ended July 3, 2010 from $23.1 million for the thirteen weeks ended July 4, 2009. The increase in wholesale gross profit dollars was primarily attributable to sales volume increases primarily driven by our international operations, which increased gross profit by approximately $1.8 million, somewhat offset by decreases in new product ventures, which decreased gross profit by approximately $0.3 million and increased marketing and promotional activity of approximately $0.1 million.

As a percentage of sales, wholesale gross profit increased to 45.7% for the thirteen weeks ended July 3, 2010 from 45.5% for the thirteen weeks ended July 4, 2009. The increase in wholesale gross profit rate was the result of increased profitability in our new product ventures of 0.4%, offset by decreased productivity and increased costs in our supply chain of 0.1% and increased promotional and marketing activity which caused a decrease in gross profit of 0.1%.

SELLING EXPENSES

Selling expenses increased 6.3% to $48.3 million for the thirteen weeks ended July 3, 2010 from $45.4 million for the thirteen weeks ended July 4, 2009. These expenses are related to both wholesale and retail operations and consist of payroll, occupancy, advertising and other operating costs, as well as pre-opening costs, which are expensed as incurred. As a percentage of sales, selling expenses were 38.5% and 38.2% for the thirteen weeks ended July 3, 2010 and July 4, 2009, respectively.

Retail Selling Expenses

Retail selling expenses increased 3.7% to $39.1 million for the thirteen weeks ended July 3, 2010 from $37.8 million for the thirteen weeks ended July 4, 2009. As a percentage of retail sales, retail selling expenses were 54.6% and 55.4% for the thirteen weeks ended July 3, 2010 and July 4, 2009, respectively. The increase in retail selling expenses in dollars was primarily related to selling expenses incurred in the new Yankee Candle retail stores opened in 2010 and 2009, which together represented approximately $1.5 million. The decrease in selling expense rate was primarily due to a decrease in purchase accounting expense adjustments.

Wholesale Selling Expenses

Wholesale selling expenses increased 19.4% to $9.1 million for the thirteen weeks ended July 3, 2010 from $7.6 million for the thirteen weeks ended July 4, 2009. These expenses relate to payroll, advertising and other operating costs. As a percentage of wholesale sales, wholesale selling expenses were 17.0% and 15.0% for the thirteen weeks ended July 3, 2010 and July 4, 2009, respectively. The increase in selling expenses was primarily attributable to increased marketing costs and commissions of approximately $0.5 million, increased labor costs of approximately $0.4 million and increased occupancy expenses of approximately $0.2 million, all of which were mainly driven by growth in our international business. The increase in selling expenses as a percentage of sales was primarily driven by the de-leveraging of selling expenses in our international division mostly resulting from increased occupancy costs related to expansion in our concession business. These costs typically leverage during quarters with a higher seasonal sales base.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist primarily of personnel–related costs including senior management, accounting, information systems, human resources, legal, marketing, management incentive programs and bonus and other costs that are not readily allocable to either the retail or wholesale operations. General and administrative expenses decreased 9.1% to $14.0 million for the thirteen weeks ended July 3, 2010 from $15.3 million for the thirteen weeks ended July 4, 2009. As a percentage of sales, general and administrative expenses were 11.1% and 12.9% for the thirteen weeks ended July 3, 2010 and July 4, 2009, respectively. The decrease in general and administrative dollars year over year was driven primarily by decreased bonus accruals as a result of underperforming against internal plans relative to the prior year, a reduction in our labor related expenses as a result of reduced headcount and decreases in other administrative expenses as a result of continued focus on cost containment. The decrease in general and administrative expenses as a percentage of sales was primarily driven by leveraging general and administrative expenses against a larger sales base.

INTEREST AND OTHER EXPENSE, NET

Interest and other expense, net was $23.2 million for the thirteen weeks ended July 3, 2010 compared to $21.9 million for the thirteen weeks ended July 4, 2009. The primary component of this expense was interest expense, which was $18.5 million and $21.8 million for the thirteen weeks ended July 3, 2010 and July 4, 2009, respectively. The decrease in interest expense was primarily due to a decrease in our average debt outstanding during the period.

During second quarter of 2009, our existing interest rate swaps were de-designated as cash flow hedges, thus precluding us from applying hedge accounting. Starting with the second quarter of 2009, changes in the fair value of our derivative contracts are recognized in the condensed consolidated statement of operations. During the thirteen weeks ended July 3, 2010, we recognized $4.2 million in other expense related to our derivative contracts. During the thirteen weeks ended July 4, 2009, we recognized $0.5 million in other income related to a gain on our derivative contracts.

BENEFIT FROM INCOME TAXES

The benefit from income taxes for the thirteen weeks ended July 3, 2010 was $5.6 million compared to $7.1 million for the thirteen weeks ended July 4, 2009. The effective tax rates for the thirteen weeks ended July 3, 2010 and July 4, 2009 were 35.6% and 45.5%, respectively. The decrease in the effective tax rate for the thirteen weeks ended July 3, 2010 compared to the thirteen weeks ended July 4, 2009 is primarily attributable to an expected increase in the manufacturing deduction in the current year.

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX

The discontinued operations of both the Illuminations and Aroma Naturals businesses are as follows:

	Thirteen Weeks Ended
	July 3, 2010	July 4, 2009
Sales	$—	$2,855

Loss from discontinued operations	$(60)	$(6,704)
Benefit from income taxes	(22)	(2,623)

Loss from discontinued operations, net of income taxes	$(38)	$(4,081)

Twenty-Six weeks ended July 3, 2010 versus the Twenty-Six weeks ended July 4, 2009

SALES

Sales increased 11.9% to $266.3 million for the twenty-six weeks ended July 3, 2010 from $238.1 million for the twenty-six weeks ended July 4, 2009.

Retail Sales

Retail sales increased 9.6% to $145.4 million for the twenty-six weeks ended July 3, 2010, from $132.7 million for the twenty-six weeks ended July 4, 2009. The increase in retail sales was primarily due to (i) sales attributable to stores opened in 2009 that have not yet entered the comparable store base (which in 2009 were open for less than a full year) of approximately $5.2 million, (ii) increased comparable store sales of $3.2 million, (iii) increased sales in our Yankee Candle Fundraising division of approximately $2.4 million, (iv) increased sales in our catalog and internet business of approximately $1.0 million and (v) the addition of 10 new Yankee Candle retail stores opened in 2010 which increased sales by approximately $0.9 million.

Comparable store and catalog and Internet sales for our Yankee Candle Retail business increased 3.5% for the twenty-six weeks ended July 3, 2010 compared to the twenty-six weeks ended July 4, 2009. Yankee Candle comparable store sales for the twenty-six weeks ended July 3, 2010 increased 2.9% compared to the twenty-six weeks ended July 4, 2009. Comparable store sales represent a comparison of sales during the corresponding fiscal periods on stores in our comparable stores sales base. A store first enters our comparable store sales base in the fourteenth fiscal month of operation. Permanently closed stores are excluded from the comparable store calculation beginning in the month in which the store closes. The increase in comparable store sales was driven by increased transactions at our retail stores, somewhat offset by a slight decrease in average ticket. There were 473 stores included in the Yankee Candle comparable store base as of July 3, 2010 as compared to 437 stores included in the Yankee Candle comparable store base as of July 4, 2009. There were 503 total retail stores open as of July 3, 2010, compared to 485 total retail stores open as of July 4, 2009.

Wholesale Sales

Wholesale sales, including international operations, increased 14.8% to $121.0 million for the twenty-six weeks ended July 3, 2010 from $105.4 million for the twenty-six weeks ended July 4, 2009.

The increase in wholesale sales was primarily due to (i) increased sales in our international operations of approximately $9.7 million, (ii) increased sales in domestic wholesale locations in operation prior to July 4, 2009 of approximately $3.5 million, and (iii) increased sales to domestic wholesale locations opened during the last 12 months of approximately $2.6 million, offset by decreased sales from new product ventures of approximately $0.2 million. The increase in our international operations was fueled by increased sales volume and to a lesser extent, favorable exchange rates relative to the prior year. The increase in domestic wholesale sales was primarily driven by continued momentum with the Target® rollout.

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

Gross profit increased 10.1% to $148.3 million for the twenty-six weeks ended July 3, 2010 from $134.8 million for the twenty-six weeks ended July 4, 2009. As a percentage of sales, gross profit decreased to 55.7% for the twenty-six weeks ended July 3, 2010 from 56.6% for the twenty-six weeks ended July 4, 2009.

Retail Gross Profit

Retail gross profit dollars increased 8.3% to $93.5 million for the twenty-six weeks ended July 3, 2010 from $86.3 million for the twenty-six weeks ended July 4, 2009. The increase in gross profit dollars was primarily due to increased sales volume which increased gross profit by approximately $9.7 million driven largely by increased gross sales in our retail store operations, increased profitability in our Yankee Candle Fundraising division of approximately $1.2 million, favorable results in our supply chain operations of approximately $0.6 million, offset in part by increased promotional and marketing activity of approximately $4.3 million driven by the highly promotional retail environment.

As a percentage of sales, retail gross profit decreased slightly to 64.3% for the twenty-six weeks ended July 3, 2010 from 65.1% for the twenty-six weeks ended July 4, 2009. The decrease in retail gross profit rate was driven by increased marketing and promotional activity of 1.1% and decreased profitability in our Yankee Candle fundraising division of 0.2%, offset by favorable results from our supply chain operations of 0.5%.

Wholesale Gross Profit

Wholesale gross profit dollars increased 13.2% to $54.8 million for the twenty-six weeks ended July 3, 2010 from $48.4 million for the twenty-six weeks ended July 4, 2009. The increase in wholesale gross profit dollars was attributable to sales volume increases within our wholesale operations, which increased gross profit by approximately $7.4 million, offset by increased marketing and promotional activity of approximately $0.6 million, slightly unfavorable results in our supply chain operations relative to the prior year of approximately $0.2 million and decreased sales from new product ventures which decreased gross profit by approximately $0.1 million.

As a percentage of sales, wholesale gross profit decreased to 45.3% for the twenty-six weeks ended July 3, 2010 from 46.0% for the twenty-six weeks ended July 4, 2009. The decrease in wholesale gross profit rate was the result of increased promotional and marketing activity which caused a decrease in gross profit of 0.3%, slightly unfavorable supply chain operations relative to the prior year of 0.3%, and decreased profitability in our new product ventures of 0.1%.

SELLING EXPENSES

Selling expenses increased 8.0% to $97.8 million for the twenty-six weeks ended July 3, 2010 from $90.6 million for the twenty-six weeks ended July 4, 2009. These expenses are related to both wholesale and retail operations and consist of payroll, occupancy, advertising and other operating costs, as well as pre-opening costs, which are expensed as incurred. As a percentage of sales, selling expenses were 36.7% and 38.1% for the twenty-six weeks ended July 3, 2010 and July 4, 2009, respectively.

Retail Selling Expenses

Retail selling expenses increased 5.6% to $79.2 million for the twenty-six weeks ended July 3, 2010 from $75.0 million for the twenty-six weeks ended July 4, 2009. As a percentage of retail sales, retail selling expenses were 54.5% and 56.5% for the twenty-six weeks ended July 3, 2010 and July 4, 2009, respectively. The increase in retail selling expenses in dollars was primarily related to selling expenses incurred in the new Yankee Candle retail stores opened in 2010 and 2009, which together contributed approximately $3.5 million. The decrease in selling expense rate was primarily due to the leveraging of selling expenses by 1.1% as a result of increased comparable retail sales coupled with a decrease in purchase accounting expense adjustments, which contributed 0.5%.

Wholesale Selling Expenses

Wholesale selling expenses increased 19.1% to $18.7 million for the twenty-six weeks ended July 3, 2010 from $15.7 million for the twenty-six weeks ended July 4, 2009. As a percentage of wholesale sales, wholesale selling expenses were 15.4% and 14.9% for the twenty-six weeks ended July 3, 2010 and July 4, 2009, respectively. The increase in selling expenses was primarily attributable to increased marketing costs and commissions of approximately $1.0 million, increased labor costs of approximately $0.7 million and increased occupancy costs of approximately $0.5 million, all of which was mainly driven by growth in our international business. The increase in selling expenses as a percentage of sales was primarily driven by the de-leveraging of selling expenses in our international division mostly resulting from increased occupancy costs related to expansion in our concession business. These costs typically leverage during quarters with a higher seasonal sales base.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist primarily of personnel–related costs including senior management, accounting, information systems, human resources, legal, marketing, management incentive programs and bonus and other costs that are not readily allocable to either the retail or wholesale operations. General and administrative expenses remained relatively flat at $30.6 million for the twenty-six weeks ended July 3, 2010 compared to $30.7 million for the twenty-six weeks ended July 4, 2009. As a percentage of sales, general and administrative expenses were 11.5% and 12.9% for the twenty-six weeks ended July 3, 2010 and July 4, 2009, respectively. The decrease in general and administrative dollars year over year was driven primarily by decreased legal, consulting and other general and administrative expenses as a result of continued cost containment efforts, offset by increases in labor costs primarily related to bonus incentives within our retail division as a result of our favorable retail comparable sales. The decrease in general and administrative expenses as a percentage of sales was primarily driven by leveraging general and administrative expenses against a larger sales base.

INTEREST AND OTHER EXPENSE, NET

Interest and other expense, net was $47.8 million for the twenty-six weeks ended July 3, 2010 compared to $45.0 million for the twenty-six weeks ended July 4, 2009. The primary component of this expense was interest expense, which was $38.3 million and $43.5 million for the twenty-six weeks ended July 3, 2010 and July 4, 2009, respectively. The decrease in interest expense was primarily due to a decrease in our average debt outstanding during the period.

During second quarter of 2009, our existing interest rate swaps were de-designated as cash flow hedges, thus precluding us from applying hedge accounting. Starting with the second quarter of 2009, changes in the fair value of our derivative contracts are recognized in the condensed consolidated statement of operations. During the twenty-six weeks ended July 3, 2010, we recognized $9.0 million in other expense related to our derivative contracts. During the twenty-six weeks ended July 4, 2009, we recognized $0.6 million in other income related to a gain on our derivative contracts.

BENEFIT FROM INCOME TAXES

The benefit from income taxes for the twenty-six weeks ended July 3, 2010 was $10.3 million compared to $14.1 million for the twenty-six weeks ended July 4, 2009. The effective tax rates for the twenty-six weeks ended July 3, 2010 and July 4, 2009 were 35.9% and 43.5% respectively. The decrease in the effective tax rate for the twenty-six weeks ended July 3, 2010 compared to the twenty-six weeks ended July 4, 2009 is primarily attributable to an expected increase in the manufacturing deduction in the current year.

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX

The discontinued operations of both the Illuminations and Aroma Naturals businesses are as follows:

	Twenty-Six Weeks Ended
	July 3, 2010	July 4, 2009
Sales	$—	$9,345

Loss from discontinued operations	$(461)	$(9,235)
Benefit from income taxes	(167)	(3,612)

Loss from discontinued operations, net of income taxes	$(294)	$(5,623)

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

As of July 3, 2010, we had outstanding letters of credit of $1.6 million and $39.0 million outstanding under our Revolving Facility, leaving $84.4 million in availability under the Revolving Facility. As of July 3, 2010, we were in compliance with all covenants under the Credit Facility. We believe that based on our current projections for fiscal 2010 that we will continue to be in compliance with our financial covenants during 2010.

We use interest rate swaps to manage the variability of a portion of cash flows associated with the forecasted interest payments on our Term Facility. This is achieved through converting a portion of the floating rate Term Facility to a fixed rate by entering into pay-fixed interest rate swaps. During the second quarter of 2009 we changed the interest rate election on our Term Facility from the three-month LIBOR rate to the one-month LIBOR rate. As a result, our existing interest rate swaps were de-designated as cash flow hedges and we no longer account for these instruments using hedge accounting whereby changes in fair value were recognized in the condensed consolidated statement of operations. The unrealized loss included in OCI on the date we changed the interest rate election is being amortized to other expense over the remaining term of the respective interest rate swap agreements.

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

As a result of these transactions, we effectively converted a portion of our Term Facility, which is floating-rate debt, to a blended fixed-rate up to the aggregate amortizing notional value of the swaps by having the Company pay fixed-rate amounts in exchange for the receipt of the floating-rate interest payments. As of July 3, 2010, the aggregate notional value of the swaps was $385.0 million, or 82.8% of our Term Facility, resulting in a blended fixed rate of 3.26%. The aggregate notional value amortizes over the life of the swaps. Under the terms of these agreements, a monthly net settlement is made for the difference between the average fixed rate and the variable rate based upon the one-month LIBOR rate on the aggregate notional amount of the interest rate swaps. One of our interest rate swaps terminated in March 2010 with the remaining swap agreement terminating in March 2011.

During the second and third quarters of 2009, we also entered into forward starting amortizing interest rate swaps in the aggregate notional amount of $320.7 million with a blended fixed rate of 3.49% to eliminate the variability in future interest payments by having the Company pay fixed-rate amounts in exchange for receipt of floating-rate interest payments. The effective date of the forward starting swaps is March 31, 2011, of which there are no settlements required until after that date. The forward starting swaps are not designated as cash flow hedges and, are measured at fair value with changes in fair value recognized in the condensed consolidated statements of operations as a component of other income (expense). The forward starting swap agreements terminate in March 2013.

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

Subject to certain exceptions, the Credit Facility requires that 100% of the net proceeds from certain asset sales, casualty insurance, condemnations and debt issuances, and 50% (subject to step downs) from excess cash flow, as defined, for each fiscal year must be used to pay down outstanding borrowings. The calculation to determine if the Company has excess cash flow per the Credit Facility is on an annual basis at the end of each fiscal year.

Consolidated Adjusted EBITDA Ratio

The Credit Facility contains a financial covenant which requires that we maintain at the end of each fiscal quarter, commencing with the quarter ended January 2, 2010 through the quarter ending October 2, 2010, a consolidated total secured debt (net of cash and cash equivalents not to exceed $30.0 million) to consolidated EBITDA ratio of no more than 3.75 to 1.00. The consolidated total secured debt to consolidated EBITDA ratio will step down to no more than 3.25 to 1.00 for the fourth quarter ending January 1, 2011. As of July 3, 2010, our actual secured leverage ratio was 2.71 to 1.00, as defined. As of July 3, 2010, total secured debt (including our capital lease obligations of $1.9 million) was approximately $504.5 million (net of $1.5 million in cash). Under the Credit Facility, EBITDA is defined as net income plus, interest, taxes, depreciation and amortization, further adjusted to add back extraordinary, unusual or non-recurring losses, non-cash stock option expense, fees and expenses related to the Transaction, fees and expenses under the Management Agreement with our equity sponsor, restructuring charges or reserves, as well as other non-cash charges, expenses or losses, and further adjusted to subtract extraordinary, unusual or non-recurring gains, other non-cash income or gains, and certain cash contributions to our common equity. Set forth below is a reconciliation of Consolidated Adjusted EBITDA, as calculated under the Credit Facility, to EBITDA and net income for the four quarters ended July 3, 2010 (in thousands):

Net income	$21,692
Income tax benefit	20,391
Interest expense, net (excluding amortization of deferred financing fees)	91,220
Depreciation and amortization	44,823

EBITDA	178,126
Extraordinary, unusual or non-recurring charges	2,366
Share-based compensation expense	962
Restructuring charges	1,735
Fees paid pursuant to management agreement	1,500
Other non-cash expenses	1,346

Consolidated Adjusted EBITDA under the Credit Facility	$186,035

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

Cash Flows and Funding of our Operations

The Company’s cash includes interest-bearing and non-interest bearing accounts. The Company maintains cash balances at several financial institutions. Cash as of July 3, 2010, was $1.5 million compared to $9.1 million as of January 2, 2010. Cash used in operating activities for the twenty-six weeks ended July 3, 2010 was $26.3 million as compared to cash used in operations of $32.3 million for the twenty-six weeks ended July 4, 2009. Cash used in operating activities during the twenty-six weeks ended July 3, 2010 includes total payments of $1.2 million of taxes and cash paid for interest of $36.3 million. Cash used in operating activities during the twenty-six weeks ended July 4, 2009 includes total payments of $6.6 million of taxes primarily related to fiscal 2008 and cash paid for interest of $41.0 million.

Net cash used in investing activities was $8.5 million for the twenty-six weeks ended July 3, 2010 and was used for the purchase of property and equipment, primarily related to new stores and store renovations and supply chain initiatives. Net cash provided by financing activities for the twenty-six weeks ended July 3, 2010, was $27.3 million, of which $28.0 million is related to net borrowings under the Revolving Facility. Net cash used by financing activities was $82.0 million for the twenty-six weeks ended July 4, 2009, of which $81.7 million was used to pay down the credit facility. The fluctuation in financing activities year over year relates to a change in our cash management strategy where we held on to our cash at the end of fiscal 2008 versus using our cash to pay down $103.3 million of our Term Facility at the end of fiscal 2009.

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

Our market risks relate primarily to changes in interest rates. At July 3, 2010, we had $504.1 million of floating rate debt and $513.0 million of fixed rate debt. For fixed rate debt, interest rate changes affect the fair market value, but do not impact earnings or cash flows. Conversely for floating rate debt, interest rate changes do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. The $504.1 million outstanding under our Credit Facility bears interest at variable rates. All borrowings under the Credit Facility bear interest at a rate per annum equal to an applicable margin, plus, at the Company’s option, (i) the higher of (a) the prime rate (as set forth on the British Banking Association Telerate Page 5) and (b) the federal funds effective rate, plus one-half percent (0.50%) per annum or (ii) the Eurodollar rate, and resets periodically. As of July 3, 2010, the weighted average combined interest rate on the Term Facility and Revolving Facility was 2.31%. This Credit Facility is intended to fund operating needs. Because this Credit Facility bears a variable interest rate based on market indices, our results of operations and cash flows will be exposed to changes in interest rates.

The variable nature of our obligations under the Credit Facility creates interest rate risk. In order to mitigate this risk we use interest rate swaps to manage the variability of a portion of cash flows associated with the forecasted interest payments on our Term Facility. This is achieved through converting a portion of the floating rate Term Facility to a fixed rate by entering into pay-fixed interest rate swaps. In essence, we convert our Term Facility, which is floating-rate debt, to a fixed-rate up to the aggregate notional value of the swaps by paying fixed-rate amounts in exchange for the receipt of floating-rate interest payments. As of July 3, 2010, the aggregate notional value of the swaps was $385.0 million, or 82.8% of our Term Facility, resulting in a blended fixed rate of 3.26%. Based on our outstanding floating rate debt and the notional amount of our interest rate swaps, as of July 3, 2010, a 1.00% increase or decrease in current market interest rates would have the effect of causing an approximately $1.2 million additional annual pre–tax charge or benefit to the Company’s results of operations.

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

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of July 3, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 3, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) occurred during the fiscal quarter ended July 3, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In August 2009, in connection with the Linens ‘N Things bankruptcy proceedings, Linens Holding Co. and its affiliates (“Linens”) filed a lawsuit against the Company in United States Bankruptcy Court in the District of Delaware alleging that pursuant to the United States Bankruptcy Code Linens is entitled to recover from the Company the following amounts on the basis that they constitute “preferential transfers” under the Code: (i) approximately $5.5 million in payments allegedly received by the Company from Linens during the 90-day period preceding the filing of the Linens bankruptcy cases in May 2008, (ii) approximately $1.5 million in credits allegedly issued by Yankee Candle and redeemed by Linens during that 90-day period, and (iii) approximately $0.7 million in credits allegedly issued by Yankee Candle but not yet redeemed by Linens. The Company has retained bankruptcy counsel and plans to vigorously defend this claim. The Company filed an Answer, including various affirmative defenses, in October 2009. Discovery has not yet commenced. While the Company believes it has a number of strong potential defenses to all or a significant portion of these claims, the Company cannot at this time predict with any degree of likelihood what the potential outcome of this matter may be, particularly due to the fact that discovery has not yet commenced. As of July 3, 2010, the Company did not record any amount related to these claims in its condensed consolidated statement of operations. If this matter were to be decided in a manner adverse to the Company, it could materially adversely impact the Company’s results of operations.

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

As widely reported, since the latter part of 2008 financial and credit markets in the United States and globally have experienced significant volatility and disruption, which has resulted in, among other things, diminished liquidity and credit availability and a widespread reduction in business activity and consumer spending and confidence. Since 2008, these economic conditions have negatively impacted our business and our results of operations and continue to do so. Any continuation or deterioration in the current economic conditions, or any prolonged global, national or regional recession, may materially adversely affect our results of operations and financial condition.

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

We are unable to predict the likely duration and severity of the ongoing economic downturn in the United States and the economies of other countries, nor are we able to predict the long-term impact of these conditions on our operations.

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

At July 3, 2010, the net carrying value of our goodwill and intangible assets totaled approximately $643.6 million and $287.9 million, respectively. Our amortizing intangible assets are subject to impairment testing in accordance with the Property Plant and Equipment Topic of the ASC, and our non-amortizing goodwill and trade names are subject to impairment tests in accordance with the Intangibles, Goodwill and Other Topic of the ASC. We review the carrying value of our intangible assets and goodwill for impairment whenever events or circumstances indicate that their carrying value may not be recoverable, at least annually for our goodwill and trade names. Significant negative industry or economic trends, including disruptions to our business, unexpected significant changes or planned changes in the use of our intangible assets, and mergers and acquisitions could result in an impairment charge for any of our intangible assets, goodwill or other long-lived assets. We completed our 2009 annual impairment testing of goodwill and indefinite-lived intangible assets as of November 7, 2009 and no impairment was recorded as a result of these tests.

In the impairment analyses we used certain estimates and assumptions, including a combination of market-based and income-based approaches, each of which were weighted at 50% for the impairment test performed as of November 7, 2009. The market-based approach estimates fair value by applying multiples of potential earnings, such as EBITDA and revenue, of publicly traded comparable companies. We believe this approach is appropriate because it provides a fair value using multiples from companies with operations and economic characteristics similar to our reporting units. The income-based approach is based on projected future debt-free cash flow that is discounted to present value using factors that consider the timing and risk of the future cash flows. We believe this approach is appropriate because it provides a fair value estimate based upon the reporting units expected long-term operations and cash flow performance. The income-based approach is based on future projections of operating results and cash flows. These projections are discounted to present value using a weighted average cost of capital for market participants, who are generally thought to be industry participants. The future projections are based on both past performance and the projections and assumptions used in our current operating plan. Such assumptions are subject to change as a result of changing economic and competitive conditions and could result in additional impairment charges. Further, if the economic market conditions were to worsen and our estimated future discounted cash flows decrease further we may incur additional impairment charges. Additional impairment charges related to our goodwill, tradenames or other intangible assets could have a significant impact on our financial position and results of operations.

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

We expect that it will become more difficult to maintain our historical growth rate, which could negatively impact our operating margins and results of operations. New stores typically generate lower operating margin contributions than mature stores because fixed costs, as a percentage of sales, are higher and because pre-opening costs are fully expensed in the year of opening. In addition, our retail sales generate lower segment margins than our wholesale sales. Over the past several years, our wholesale business has grown by increasing sales to existing customers and by adding new customers. If we are not able to continue this, our sales and profitability could be adversely affected. In addition, as we expand our wholesale business into new channels of trade that we believe to be appropriate, sales in some of these new channels may, for competitive reasons within the channels, generate lower margins than do our existing wholesale sales. Similarly, as we continue to broaden our product offerings in order to meet consumer demand, we may do so in part by adding products that have lower product margins than those of our core candle products.

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

We source various accessories and other products from Asia. A sustained interruption of the operations of our suppliers, as a result of economic difficulties, the impact of global shipping capacity constraints, the impact of health epidemics, natural disasters or other factors, could have an adverse effect on our ability to receive timely shipments of certain of our products, which might in turn negatively impact our sales and operating results.

Further increases in wax prices above the rate of inflation may negatively impact our cost of goods sold and margins. Any shortages in refined oil supplies could impact our wax supply.

In the past several years significant increases in the price of crude oil have adversely impacted our transportation and freight costs and have contributed to significant increases in the cost of various raw materials, including wax which is a petroleum-based product. These price increases have continued in 2010. This in turn negatively impacts our cost of goods sold and margins. In addition, we believe that rising oil prices and corresponding increases in raw materials and transportation costs negatively impact not only our business but consumer sentiment and the economy at large. Continued weakness in consumer confidence and the macro-economic environment could negatively impact our sales and earnings. Future significant increases in wax prices could have an adverse affect on our cost of goods sold and could lower our margins.

In addition to the impact of increased wax prices, any shortages in refined oil supplies may impact our wax supply. The closing or disruption of oil refineries could significantly limit our ability to source wax and negatively impact our operations. While we experienced no supply issues in 2009, any future prolonged interruption or reduction in wax supplies could negatively impact our operations, sales and earnings.

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

There are also various potential claims which may arise in connection with bankruptcy proceedings that, if filed and adversely decided, could potentially negatively impact our operating results and financial condition. For example, in August 2009, in connection with the Linens ‘N Things bankruptcy proceedings, Linens Holding Co. and its affiliates (“Linens”) filed a lawsuit against the Company in United States Bankruptcy Court in the District of Delaware alleging that pursuant to the United States Bankruptcy Code Linens is entitled to recover from the Company the following amounts on the basis that they constitute “preferential transfers” under the Code: (i) approximately $5.5 million in payments allegedly received by the Company from Linens during the 90-day period preceding the filing of the Linens bankruptcy cases in May 2008, (ii) approximately $1.5 million in credits allegedly issued by Yankee Candle and redeemed by Linens during that 90-day period, and (iii) approximately $0.7 million in credits allegedly issued by Yankee Candle but not yet redeemed by Linens. The Company has retained bankruptcy counsel and plans to vigorously defend this claim. The Company filed an Answer, including various affirmative defenses, in October 2009. Discovery has not yet commenced. While the Company believes it has a number of strong potential defenses to all or a significant portion of these claims, the Company cannot at this time predict with any degree of likelihood what the potential outcome of this matter may be, particularly due to the fact that discovery has not yet commenced. As of July 3, 2010, the Company did not record any amount related to these claims in its consolidated statement of operations. If this matter were to be decided in a manner adverse to the Company, it could materially adversely impact the Company’s results of operations.

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

•	changes in our ability to attract, retain and develop highly-qualified employees or changes in the cost or availability of a sufficient labor force to manage and support our operations;

•	changes in our ability to meet objectives with regard to business acquisitions or new business ventures;

•	the occurrence of severe weather events prohibiting or discouraging consumers from traveling to retail or wholesale locations;

•	the disruption of global, national or regional transportation systems;

•	the occurrence of certain material events including natural disasters, acts of terrorism, the outbreak of war or other significant national or international events;

•	our ability to react in a timely manner and maintain our critical business processes and information systems capabilities in a disaster recovery situation; and

•	changes in our ability to manage our existing computer systems and technology infrastructures, and our ability to implement successfully new computer systems and technology infrastructures.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item 3.	Defaults Upon Senior Securities.

Not Applicable

Item 5.	Other Information.

Not Applicable

Item 6.	Exhibits

31.1	Certification of Harlan M. Kent Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated August 12, 2010

31.2	Certification of Gregory W. Hunt Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated August 12, 2010

32.1	Certification of Harlan M. Kent Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, dated August 12, 2010

32.2	Certification of Gregory W. Hunt Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, dated August 12, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YANKEE HOLDING CORP.

Date: August 12, 2010	By:	/S/ GREGORY W. HUNT
Gregory W. Hunt
Executive Vice President and Chief Financial Officer (Principal Financial Officer)