Form 10-Q
period 2010-10-02
Yankee Holding Corp.
filed 2010-11-12
CIK 1394069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended: October 2, 2010

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

As of November 10, 2010, there were 498,079 shares of Yankee Holding Corp. common stock, $.01 par value, outstanding, all of which are owned by YCC Holdings LLC.

YANKEE HOLDING CORP.

FORM 10-Q – Quarter Ended October 2, 2010

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

YANKEE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	October 2, 2010	January 2, 2010
ASSETS
CURRENT ASSETS:
Cash	$2,003	$9,095
Accounts receivable, net	75,504	43,928
Inventory	99,814	59,530
Prepaid expenses and other current assets	21,214	12,094
Deferred tax assets	13,682	11,208

TOTAL CURRENT ASSETS	212,217	135,855

PROPERTY AND EQUIPMENT, NET	121,119	124,768
MARKETABLE SECURITIES	1,254	1,168
GOODWILL	643,570	643,570
INTANGIBLE ASSETS	284,834	294,201
DEFERRED FINANCING COSTS	15,901	18,731
OTHER ASSETS	597	787

TOTAL ASSETS	$1,279,492	$1,219,080

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$40,524	$21,648
Accrued payroll	9,570	15,613
Accrued interest	6,155	17,844
Accrued purchases of property and equipment	2,671	1,901
Current portion of capital lease obligations	525	—
Other accrued liabilities	44,194	43,705

TOTAL CURRENT LIABILITIES	103,639	100,711

DEFERRED COMPENSATION OBLIGATION	1,376	1,369
DEFERRED TAX LIABILITIES	98,019	91,706
LONG-TERM DEBT	1,044,951	989,125
DEFERRED RENT	11,561	10,643
CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION	1,215	—
OTHER LONG-TERM LIABILITIES	600	2,283
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY	18,131	23,243

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,279,492	$1,219,080

See notes to condensed consolidated financial statements

YANKEE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(Unaudited)

	Thirteen Weeks Ended October 2, 2010	Thirteen Weeks Ended October 3, 2009
Sales	$175,750	$168,748
Cost of sales	74,103	71,232

Gross profit	101,647	97,516
Selling expenses	51,842	48,479
General and administrative expenses	15,676	19,158
Restructuring charges	—	906

Operating income	34,129	28,973
Interest income	—	(1)
Interest expense	20,525	20,740
Other expense, net	484	5,929

Income from continuing operations before provision for income taxes	13,120	2,305
Provision for income taxes	4,247	1,045

Income from continuing operations	8,873	1,260
Loss from discontinued operations, net of income taxes	(49)	(1,995)

Net income (loss)	$8,824	$(735)

YANKEE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(Unaudited)

	Thirty-Nine Weeks Ended October 2, 2010	Thirty-Nine Weeks Ended October 3, 2009
Sales	$442,093	$406,819
Cost of sales	192,102	174,531

Gross profit	249,991	232,288
Selling expenses	149,668	139,102
General and administrative expenses	46,307	49,861
Restructuring charges	829	1,881

Operating income	53,187	41,444
Interest income	—	(12)
Interest expense	58,794	64,279
Other expense, net	9,968	7,408

Loss from continuing operations before benefit from income taxes	(15,575)	(30,231)
Benefit from income taxes	(6,051)	(13,100)

Loss from continuing operations	(9,524)	(17,131)
Loss from discontinued operations, net of income taxes	(342)	(7,614)

Net loss	$(9,866)	$(24,745)

See notes to condensed consolidated financial statements

YANKEE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Thirty-Nine Weeks Ended October 2, 2010	Thirty-Nine Weeks Ended October 3, 2009
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(9,866)	$(24,745)
Adjustments to reconcile net loss to net cash used in operating activities:
Realized loss on derivative contracts	11,109	5,112
Depreciation and amortization	31,608	34,270
Unrealized gain on marketable securities	(41)	(174)
Share-based compensation expense	716	617
Deferred taxes	630	2,721
Non-cash adjustments related to restructuring	10	366
Loss on disposal and impairment of property and equipment	64	428
Investments in marketable securities	(468)	(430)
Changes in assets and liabilities:
Accounts receivable	(31,825)	(22,810)
Inventory	(40,660)	(21,003)
Prepaid expenses and other assets	(2,645)	(83)
Accounts payable	18,904	3,543
Income taxes	(8,250)	(27,314)
Accrued expenses and other liabilities	(17,824)	(4,092)

NET CASH USED IN OPERATING ACTIVITIES	(48,538)	(53,594)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(13,443)	(14,943)
Proceeds from sale of property and equipment	197	—

NET CASH USED IN INVESTING ACTIVITIES	(13,246)	(14,943)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Borrowings under Credit Facility	76,000	56,421
Repayments under Credit Facility	(20,174)	(112,693)
Proceeds from issuance of common equity units	30	80
Repurchase of common equity units	(887)	(365)
Principal payments on capital lease obligations	(234)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	54,735	(56,557)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(43)	87

NET DECREASE IN CASH	(7,092)	(125,007)
CASH, BEGINNING OF PERIOD	9,095	130,577

CASH, END OF PERIOD	$2,003	$5,570

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$65,293	$72,193

Income taxes	$1,310	$6,600

Net change in accrued purchases of property and equipment	$770	$(3,111)

Capital lease obligations related to equipment purchase	$1,974	$—

See notes to condensed consolidated financial statements

YANKEE HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

(Unaudited)

1. BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements of Yankee Holding Corp. and subsidiaries (“Yankee Candle” or “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”). The financial information included herein is unaudited; however, in the opinion of management such information reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations, and cash flows as of the date and for the periods indicated. All intercompany transactions and balances have been eliminated. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full fiscal year. The accompanying condensed consolidated statement of cash flows for the thirty-nine weeks ended October 3, 2009 has been revised to present the financing cash flow activities of borrowings and repayments under the Company’s Credit Facility on a gross basis.

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

3. DISCONTINUED OPERATIONS

During 2009, the Company discontinued the operations of its Illuminations and Aroma Naturals businesses. Accordingly, the Company has classified the results of operations of the Illuminations and Aroma Naturals businesses as discontinued operations for all periods presented. The discontinued operations of both the Illuminations and Aroma Naturals businesses are as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Sales	$—	$138	$—	$9,483

Loss from discontinued operations	$(80)	$(3,277)	$(540)	$(12,508)
Benefit from income taxes	(31)	(1,282)	(198)	(4,894)

Loss from discontinued operations, net of income taxes	$(49)	$(1,995)	$(342)	$(7,614)

For the thirty-nine weeks ended October 2, 2010, the loss from discontinued operations included restructuring charges of $366. For the thirteen weeks and thirty-nine weeks ended October 3, 2009, the loss from discontinued operations included restructuring charges of $1,725 and $8,438, respectively.

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

As part of these restructuring plans, the Company recorded restructuring charges of $1,194 during the thirty-nine weeks ended October 2, 2010. For the thirty-nine weeks ended October 2, 2010, the restructuring charges primarily include employee severance and lease related termination costs. As of October 2, 2010, the occupancy related accrual primarily relates to a lease termination for an Illuminations retail store and the Illuminations corporate headquarters. The lease related to the Illuminations corporate headquarters in Petaluma, California expires in March 2013. This lease will be paid through March 2013 unless the Company is able to structure a buyout agreement with the landlord. As of October 2, 2010, the Company has recorded $23,902 in total restructuring charges in regards to these plans, inclusive of amounts recorded during fiscal years 2008 and 2009.

The following is a summary of restructuring charge activity for the thirteen and thirty-nine weeks ended October 2, 2010:

		Thirteen Weeks Ended October 2, 2010
	Accrued as of July 3, 2010	Expense	Costs Paid	Non-Cash Charges	Accrued as of October 2, 2010
Continuing Operations
Employee related	$249	$—	$(103)	$—	$146

Total Continuing Operations	249	—	(103)	—	146

Discontinued Operations
Occupancy related	1,104	—	(40)	—	1,064
Employee related	9	—	—	—	9

Total Discontinued Operations	1,113	—	(40)	—	1,073

Total Restructuring Charges	$1,362	$—	$(143)	$—	$1,219

		Thirty-nine weeks Ended October 2, 2010
	Accrued as of January 2, 2010	Expense	Costs Paid	Non-Cash Charges	Accrued as of October 2, 2010
Continuing Operations
Occupancy related	$17	$210	$(217)	$(10)	$—
Employee related	32	618	(504)	—	146

Total Continuing Operations	49	828	(721)	(10)	146

Discontinued Operations
Occupancy related	2,474	366	(1,776)	—	1,064
Employee related	41	—	(32)	—	9

Total Discontinued Operations	2,515	366	(1,808)	—	1,073

Total Restructuring Charges	$2,564	$1,194	$(2,529)	$(10)	$1,219

5. SHARE-BASED COMPENSATION

A summary of the Company’s nonvested shares as of October 2, 2010, and the activity for the thirty-nine weeks ended October 2, 2010 is presented below:

	Class A Common Units	Weighted Average Calculated Value	Class B Common Units	Weighted Average Calculated Value	Class C Common Units	Weighted Average Calculated Value
Nonvested at January 2, 2010	—	—	152,136	$9.39	75,037	$11.56
Granted	277	—	—	—	42,812	$34.25
Forfeited	—	—	(11,128)	$9.39	(35,141)	$11.70
Vested	(277)	—	(50,859)	$9.39	(14,958)	$18.69

Nonvested at October 2, 2010	—	—	90,149	$9.39	67,750	$24.25

During the thirty-nine weeks ended October 2, 2010, the Company repurchased 1,741 vested Class A common units, 17,299 vested Class B common units and 17,419 vested Class C common units, for $887. The Company anticipates that all of its nonvested common units will vest.

The total estimated fair value of equity awards vested during thirty-nine weeks ended October 2, 2010 was $757. Share-based compensation expense for the thirty-nine weeks ended October 2, 2010 and October 3, 2009 was $716 and $617, respectively.

As of October 2, 2010, there was approximately $2,413 of total unrecognized compensation cost related to Class B and Class C common unit equity awards and there was no unrecognized expense related to the Class A common unit equity awards. This cost is expected to be recognized over the remaining vesting period, of approximately 5 years (October 2010 to September 2015).

Presented below is a summary of assumptions for the indicated period. There were 57,644 Class C common units granted for the thirty-nine weeks ended October 3, 2009.

Assumptions	Thirty-Nine Weeks Ended October 2, 2010	Thirty-Nine Weeks Ended October 3, 2009
Weighted average calculated value of awards granted	$34.25	$8.37
Weighted average volatility	39.7%	38.6%
Weighted average expected term (in years)	5.0	5.0
Dividend yield	—	—
Weighted average risk-free interest rate	2.6%	2.2%

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

6. INVENTORY

The Company values its inventory on the first–in first–out (“FIFO”) basis. The components of inventory were as follows:

	October 2, 2010	January 2, 2010
Finished goods	$86,480	$52,765
Work-in-process	573	375
Raw materials and packaging	12,761	6,390

Total inventory	$99,814	$59,530

7. GOODWILL AND INTANGIBLE ASSETS

The Company has determined that its tradenames have an indefinite useful life and, therefore, are not being amortized. Under the Intangibles Topic of the ASC, goodwill and indefinite lived intangible assets are not amortized but are subject to an annual impairment test. There were no changes in the carrying amount of goodwill during the thirty-nine weeks ended October 2, 2010.

Intangible Assets

The carrying amount and accumulated amortization of intangible assets consisted of the following:

	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
October 2, 2010
Indefinite life:
Tradenames	N/A	$267,755	$—	$267,755

Finite-lived intangible assets:
Customer lists	5	63,660	(47,216)	16,444
Favorable lease agreements	5	2,330	(1,698)	632
Other	3	36	(33)	3

Total finite-lived intangible assets		66,026	(48,947)	17,079

Total intangible assets		$333,781	$(48,947)	$284,834

January 2, 2010
Indefinite life:
Tradenames	N/A	$267,755	$—	$267,755

Finite-lived intangible assets:
Customer lists	5	63,675	(38,048)	25,627
Favorable lease agreements	5	2,330	(1,516)	814
Other	3	36	(31)	5

Total finite-lived intangible assets		66,041	(39,595)	26,446

Total intangible assets		$333,796	$(39,595)	$294,201

Total amortization expense from finite–lived intangible assets was $3,090 and $3,453 for the thirteen weeks ended October 2, 2010 and October 3, 2009, respectively. Total amortization expense from finite–lived intangible assets was $9,352 and $10,415 for the thirty-nine weeks ended October 2, 2010 and October 3, 2009, respectively. These intangible assets are amortized on a straight line basis. Favorable lease agreements are amortized over the remaining lease term of each respective lease.

8. LONG-TERM DEBT

Long-term debt consisted of the following at October 2, 2010 and January 2, 2010:

	October 2, 2010	January 2, 2010
Senior secured revolving credit facility	$66,826	$11,000
Senior secured term loan facility	465,125	465,125
Senior notes due 2015	325,000	325,000
Senior subordinated notes due 2017	188,000	188,000

Total	$1,044,951	$989,125

Senior Secured Credit Facility

The Company’s senior secured credit facility (the “Credit Facility”) consists of a $650,000 senior secured term loan facility (“Term Facility”) maturing on February 6, 2014 and a $125,000 senior secured revolving credit facility (“Revolving Facility”), which expires on February 6, 2013.

All borrowings under the Credit Facility bear interest at a rate per annum equal to an applicable margin, plus, at the Company’s option, (i) the higher of (a) the prime rate (as set forth on the British Banking Association Telerate Page 5) and (b) the federal funds effective rate, plus one-half percent (0.50%) per annum or (ii) the Eurodollar rate, and resets periodically. In addition to paying interest on outstanding principal under the Credit Facility, the Company is required to pay a commitment fee to the lenders in respect of unutilized loan commitments at a rate of 0.50% per annum. As of October 2, 2010, the weighted average combined interest rate on the Term Facility and Revolving Facility was 2.20%.

The Credit Facility contains a financial covenant which requires that the Company maintain at the end of each fiscal quarter, commencing with the quarter ended January 2, 2010 through the quarter ending October 2, 2010, a consolidated total secured debt (net of cash and cash equivalents not to exceed $30,000) to consolidated EBITDA ratio of no more than 3.75 to 1.00. The consolidated total secured debt to consolidated EBITDA ratio will change to no more than 3.25 to 1.00 for the fourth quarter ending January 1, 2011. As of October 2, 2010, the Company’s actual secured leverage ratio, as defined, was 2.80 to 1.00. As of October 2, 2010, total secured debt (including the Company’s capital lease obligations of $1,740) was $531,688 (net of $2,003 of cash). Under the Credit Facility, EBITDA is defined as net income plus, interest, taxes, depreciation and amortization, further adjusted to add back extraordinary, unusual or non-recurring losses, non-cash stock option expense, fees and expenses related to the Transaction, fees and expenses under the management services contract (“Management Agreement”) with our equity sponsor, restructuring charges or reserves, as well as other non-cash charges, expenses or losses, and further adjusted to subtract extraordinary, unusual or non-recurring gains, other non-cash income or gains, and certain cash contributions to our common equity.

As of October 2, 2010, the Company had outstanding letters of credit of $1,614 and $66,826 outstanding under the Revolving Facility, leaving $56,560 in availability under the Revolving Facility.

9. CAPITAL LEASES

In January 2010, the Company entered into two capital leases relating to certain computer equipment. The capital leases have a two and a five year term. As of October 2, 2010, the recorded value of the leased property under capital leases was $1,974 and is included in property and equipment in the condensed consolidated balance sheet. Accumulated amortization on the property under capital lease was $348 as of October 2, 2010. The related amortization is included in general and administrative expense.

Future minimum lease payments under the capital leases as of October 2, 2010 are as follows:

2010	$157
2011	627
2012	404
2013	404
2014	404

Total minimum lease payments	1,996
Less amounts representing interest	(256)

Total	$1,740

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

Interest Rate Swaps

The Company uses interest rate swaps to manage the variability of a portion of cash flows associated with the forecasted interest payments on its Term Facility. This is achieved through converting a portion of the floating rate Term Facility to a fixed rate by entering into pay-fixed interest rate swaps. During the second quarter of 2009 the Company changed the interest rate election on its Term Facility from the three-month LIBOR rate to the one-month LIBOR rate. As a result, the Company’s existing interest rate swaps were de-designated as cash flow hedges and the Company no longer accounts for these instruments using hedge accounting whereby changes in fair value were recognized in the condensed consolidated statements of operations. The unrealized loss of $21,725 which was included in OCI on the date the Company changed its interest rate election is being amortized to interest expense over the remaining term of the respective interest rate swap agreements. The unamortized amount as of October 2, 2010, was $2,339.

Simultaneous with the de-designations, the Company entered into new interest rate swap agreements to further reduce the variability of cash flows associated with the forecasted interest payments on its Term Facility. These swaps are not designated as cash flow hedges and, are measured at fair value with changes in fair value recognized in the condensed consolidated statements of operations as a component of interest expense.

As a result of these transactions, the Company effectively converted a portion of its Term Facility, which is floating-rate debt, to a blended fixed-rate up to the aggregate amortizing notional value of the swaps by having the Company pay fixed-rate amounts in exchange for the receipt of the floating-rate interest payments. As of October 2, 2010, the aggregate notional value of the swaps was $373,627 or 80.3% of the amount outstanding on our Term Facility, resulting in a blended fixed rate of 3.26%. The aggregate notional value amortizes over the life of the swaps. Under the terms of these agreements, a monthly net settlement is made for the difference between the average fixed rate and the variable rate based upon the one-month LIBOR rate on the aggregate notional amount of the interest rate swaps. One of the Company’s interest rate swaps terminated in March 2010 with the remaining swap agreement scheduled to terminate in March 2011.

The Company also entered into forward starting, amortizing, interest rate swaps in the aggregate notional amount of $320,700 with a blended fixed rate of 3.49% to eliminate the variability in future interest payments by having the Company pay fixed-rate amounts in exchange for receipt of floating-rate interest payments. The effective date of the forward starting swaps is March 31, 2011, of which there are no settlements required until after that date. The forward starting swaps are not designated as cash flow hedges and, are measured at fair value with changes in fair value recognized in the condensed consolidated statements of operations as a component of interest expense. The forward starting swap agreements terminate in March 2013.

The fair values of the Company’s derivative instruments as of October 2, 2010 and January 2, 2010, were as follows:

	Fair Values of Derivative Instruments Asset Derivatives
	Balance Sheet Location	October 2, 2010	January 2, 2010
Derivatives not designated as hedging instruments
Interest rate swap agreements	Prepaid expenses and other current assets	$2,063	$2,489

Total Derivative Assets		$2,063	$2,489

	Fair Value of Derivative Instruments Liability Derivatives
	Balance Sheet Location	October 2, 2010	January 2, 2010
Derivatives not designated as hedging instruments
Interest rate swap agreements	Other accrued liabilities	$22,157	$18,927

Total Derivative Liabilities		$22,157	$18,927

The effect of derivative instruments on the condensed consolidated statement of operations for the thirteen and thirty-nine weeks ended October 2, 2010, was as follows:

		Amount of Realized Loss Recognized on Derivatives
	Location of Realized Loss Recognized on Derivatives	Thirteen Weeks Ended October 2, 2010	Thirty-Nine Weeks Ended October 2, 2010
Derivatives not designated as hedging instruments
Interest rate swap agreements	Interest expense	$2,119	$2,119
	Other expense	—	8,990

Total		$2,119	$11,109

		Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Thirteen Weeks Ended October 2, 2010	Thirty-Nine Weeks Ended October 2, 2010
Cash Flow Hedges
Interest rate swap agreements	Interest expense	$1,169	$1,169
	Other expense	—	6,284

Total		$1,169	$7,453

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of October 2, 2010 and January 2, 2010:

	Fair Value Measurements on a Recurring Basis as of October 2, 2010
	Level 1	Level 2	Level 3	Total
Assets
Interest rate swap agreements	$—	$2,063	$—	$2,063
Marketable securities	1,254	—	—	1,254

Total Assets	$1,254	$2,063	$—	$3,317

Liabilities
Interest rate swap agreements	$—	$22,157	$—	$22,157

Total Liabilities	$—	$22,157	$—	$22,157

	Fair Value Measurements on a Recurring Basis as of January 2, 2010
	Level 1	Level 2	Level 3	Total
Assets
Interest rate swap agreements	$—	$2,489	$—	$2,489
Marketable securities	1,168	—	—	1,168

Total Assets	$1,168	$2,489	$—	$3,657

Liabilities
Interest rate swap agreements	$—	$18,927	$—	$18,927

Total Liabilities	$—	$18,927	$—	$18,927

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

Financial Instruments Not Measured at Fair Value

The Company’s long-term debt is recorded at historical amounts. The Company estimates the fair value of its long-term debt based on current quoted market prices. As of October 2, 2010, the carrying value of the Company’s senior notes, senior subordinated notes and Term Facility was $978,125 compared to a fair value of $970,625. As of January 2, 2010, the carrying value of the Company’s senior notes, senior subordinated and senior secured term loan was $978,125 compared to a fair value of $941,004. It is impracticable for the Company to estimate the fair value of its Revolving Facility.

12. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss), net of tax, is as follows:

	Thirteen Weeks Ended October 2, 2010	Thirteen Weeks Ended October 3, 2009	Thirty-Nine Weeks Ended October 2, 2010	Thirty-Nine Weeks Ended October 3, 2009
Net income (loss)	$8,824	$(735)	$(9,866)	$(24,745)
Other comprehensive income (loss):
Currency translation adjustments	1,077	(268)	359	2,847
Change in unrealized gain on interest rate swaps, net of tax	712	3,113	4,537	3,657

Other comprehensive income	1,789	2,845	4,896	6,504

Comprehensive income (loss)	$10,613	$2,110	$(4,970)	$(18,241)

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

The following are the relevant data for the thirteen and thirty-nine weeks ended October 2, 2010 and October 3, 2009:

Thirteen Weeks Ended October 2, 2010	Retail	Wholesale	Unallocated/ Corporate/ Other	Balance per Condensed Consolidated Statements of Operations
Sales	$79,585	$96,165	$—	$175,750
Gross profit	55,095	46,640	(88)	101,647
Selling expenses	41,245	7,095	3,502	51,842
Operating income	13,850	39,545	(19,266)	34,129
Interest and other expense, net	—	—	—	(21,009)

Income from continuing operations before provision for income taxes				$13,120

Thirteen Weeks Ended October 3, 2009	Retail	Wholesale	Unallocated/ Corporate / Other	Balance per Condensed Consolidated Statements of Operations
Sales	$75,989	$92,759	$—	$168,748
Gross profit	52,569	44,959	(12)	97,516
Selling expenses	39,019	5,768	3,692	48,479
Operating income	13,550	39,191	(23,768)	28,973
Interest and other expense, net	—	—	—	(26,668)

Income from continuing operations before provision for income taxes				$2,305

Thirty-nine weeks Ended October 2, 2010	Retail	Wholesale	Unallocated/ Corporate/ Other	Balance per Condensed Consolidated Statements of Operations
Sales	$224,974	$217,119	$—	$442,093
Gross profit	148,648	101,535	(192)	249,991
Selling expenses	119,218	19,745	10,705	149,668
Operating income	29,430	81,790	(58,033)	53,187
Interest and other expense, net	—	—	—	(68,762)

Loss from continuing operations before benefit from income taxes				$(15,575)

Thirty-nine weeks Ended October 3, 2009	Retail	Wholesale	Unallocated/ Corporate / Other	Balance per Condensed Consolidated Statements of Operations
Sales	$208,673	$198,146	$—	$406,819
Gross profit	138,883	93,388	17	232,288
Selling expenses	112,117	15,277	11,708	139,102
Operating income (loss)	26,766	78,111	(63,433)	41,444
Interest and other expense, net	—	—	—	(71,675)

Loss from continuing operations before benefit from income taxes				$(30,231)

Sales for the Company’s international operations, which are included in the wholesale segment, were approximately $20,744 and $14,984 for the thirteen weeks ended October 2, 2010 and October 3, 2009, respectively. For the thirty-nine weeks ended October 2, 2010 and October 3, 2009, sales for the Company’s international operations were approximately $51,125, and $35,463, respectively. Long lived assets of the Company’s international operations were approximately $1,389 and $1,537 as of October 2, 2010 and January 2, 2010, respectively.

14. COMMITMENTS AND CONTINGENCIES

In August 2009, in connection with the Linens ‘N Things bankruptcy proceedings, Linens Holding Co. and its affiliates (“Linens”) filed a lawsuit against the Company in United States Bankruptcy Court in the District of Delaware alleging that pursuant to the United States Bankruptcy Code Linens is entitled to recover from the Company the following amounts on the basis that they constitute “preferential transfers” under the Code: (i) approximately $5,500 in payments allegedly received by the Company from Linens during the 90-day period preceding the filing of the Linens bankruptcy cases in May 2008, (ii) approximately $1,500 in credits allegedly issued by Yankee Candle and redeemed by Linens during that 90-day period, and (iii) approximately $650 in credits allegedly issued by Yankee Candle but not yet redeemed by Linens. The Company has retained bankruptcy counsel and plans to vigorously defend this claim. The Company filed an Answer, including various affirmative defenses, in October 2009. Discovery has not yet commenced. While the Company believes it has a number of strong potential defenses to all or a significant portion of these claims, the Company cannot at this time predict with any degree of likelihood what the potential outcome of this matter may be, particularly due to the fact that discovery has not yet commenced. As of October 2, 2010, the Company did not record any amount related to these claims in its condensed consolidated statement of operations for these reasons. If this matter were to be decided in a manner adverse to the Company, it could materially adversely impact the Company’s results of operations.

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

Condensed consolidating financial information is as follows:

YANKEE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

October 2, 2010

(in thousands)

	Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash	$—	$(775)	$1,771	$1,007	$—	$2,003
Accounts receivable, net	—	60,962	78	14,464	—	75,504
Inventory	—	88,259	82	11,473	—	99,814
Prepaid expenses and other current assets	—	19,820	244	1,150	—	21,214
Deferred tax assets	—	13,633	49	—	—	13,682

TOTAL CURRENT ASSETS	—	181,899	2,224	28,094	—	212,217
PROPERTY AND EQUIPMENT, NET	—	119,668	62	1,389	—	121,119
MARKETABLE SECURITIES	—	1,254	—	—	—	1,254
GOODWILL	—	643,570	—	—	—	643,570
INTANGIBLE ASSETS	—	284,517	—	317	—	284,834
DEFERRED FINANCING COSTS	—	15,901	—	—	—	15,901
OTHER ASSETS	—	596	—	1	—	597
INTERCOMPANY RECEIVABLES	—	26,915	398	—	(27,313)	—
INVESTMENT IN SUBSIDIARIES	18,131	101	—	—	(18,232)	—

TOTAL ASSETS	$18,131	$1,274,421	$2,684	$29,801	$(45,545)	$1,279,492

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$—	$38,810	$36	$1,678	$—	$40,524
Accrued payroll	—	9,106	165	299	—	9,570
Accrued interest	—	6,155	—	—	—	6,155
Accrued purchases of property and equipment	—	2,671	—	—	—	2,671
Current portion of capital leases	—	525	—	—	—	525
Other accrued liabilities	—	41,301	1,250	1,643	—	44,194

TOTAL CURRENT LIABILITIES	—	98,568	1,451	3,620	—	103,639

DEFERRED COMPENSATION OBLIGATION	—	1,376	—	—	—	1,376
DEFERRED TAX LIABILITIES	—	98,019	—	—	—	98,019
LONG-TERM DEBT	—	1,044,951	—	—	—	1,044,951
DEFERRED RENT	—	11,561	—	—	—	11,561
CAPITAL LEASES, NET OF CURRENT PORTION	—	1,215	—	—	—	1,215
OTHER LONG-TERM LIABILITIES	—	600	—	—	—	600
INTERCOMPANY PAYABLES	—	—	—	27,313	(27,313)	—
STOCKHOLDERS’ EQUITY	18,131	18,131	1,233	(1,132)	(18,232)	18,131

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,131	$1,274,421	$2,684	$29,801	$(45,545)	$1,279,492

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

YANKEE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Thirteen Weeks Ended October 2, 2010

(in thousands)

	Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
Sales	$—	$168,917	$724	$19,318	$(13,209)	$175,750
Cost of sales	—	69,005	211	16,769	(11,882)	74,103

Gross profit	—	99,912	513	2,549	(1,327)	101,647
Selling expenses	—	47,306	555	4,042	(61)	51,842
General and administrative expenses	—	15,638	—	—	38	15,676
Restructuring charges	—	—	—	—	—	—

Operating income (loss)	—	36,968	(42)	(1,493)	(1,304)	34,129
Interest expense	—	20,525	—	—	—	20,525
Other (income) expense	—	(21)	1	504	—	484

Income (loss) from continuing operations before provision for (benefit from) income taxes	—	16,464	(43)	(1,997)	(1,304)	13,120
Provision for (benefit from) income taxes	—	5,242	(15)	(560)	(420)	4,247

Income (loss) from continuing operations	—	11,222	(28)	(1,437)	(884)	8,873
Loss from discontinued operations, net of income taxes	—	(49)	—	—	—	(49)

Income (loss) before equity in losses of subsidiaries, net of tax	—	11,173	(28)	(1,437)	(884)	8,824
Equity in losses of subsidiaries, net of tax	(8,824)	1,465	—	—	7,359	—

Net income (loss)	$8,824	$9,708	$(28)	$(1,437)	$(8,243)	$8,824

YANKEE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Thirteen Weeks Ended October 3, 2009

(in thousands)

	Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
Sales	$—	$161,558	$674	$13,299	$(6,783)	$168,748
Cost of sales	—	65,504	195	11,905	(6,372)	71,232

Gross profit	—	96,054	479	1,394	(411)	97,516
Selling expenses	—	45,287	487	2,766	(61)	48,479
General and administrative expenses	—	19,111	—	—	47	19,158
Restructuring charges	—	906	—	—	—	906

Operating income (loss)	—	30,750	(8)	(1,372)	(397)	28,973
Interest income	—	—	—	(1)	—	(1)
Interest expense	—	20,740	—	—	—	20,740
Other expense	—	5,627	—	302	—	5,929

Income (loss) from continuing operations before provision for (benefit from) income taxes	—	4,383	(8)	(1,673)	(397)	2,305
Provision for (benefit from) income taxes	—	1,694	(3)	(467)	(179)	1,045

Income (loss) from continuing operations	—	2,689	(5)	(1,206)	(218)	1,260
Loss from discontinued operations, net of income taxes	—	(1,995)	—	—	—	(1,995)

Income (loss) before equity in losses of subsidiaries, net of tax	—	694	(5)	(1,206)	(218)	(735)

Equity in losses of subsidiaries, net of tax	735	1,211	—	—	(1,946)	—

Net loss	$(735)	$(517)	$(5)	$(1,206)	$1,728	$(735)

YANKEE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Thirty-nine weeks Ended October 2, 2010

(in thousands)

	Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
Sales	$—	$424,946	$1,800	$47,483	$(32,136)	$442,093
Cost of sales	—	179,330	536	40,892	(28,656)	192,102

Gross profit	—	245,616	1,264	6,591	(3,480)	249,991
Selling expenses	—	137,369	1,510	10,969	(180)	149,668
General and administrative expenses	—	46,172	—	—	135	46,307
Restructuring charges	—	829	—	—	—	829

Operating income (loss)	—	61,246	(246)	(4,378)	(3,435)	53,187
Interest expense	—	58,794	—	—	—	58,794
Other expense	—	9,032	1	935	—	9,968

Loss from continuing operations before benefit from income taxes	—	(6,580)	(247)	(5,313)	(3,435)	(15,575)
Benefit from income taxes	—	(3,113)	(116)	(1,488)	(1,334)	(6,051)

Loss from continuing operations	—	(3,467)	(131)	(3,825)	(2,101)	(9,524)
Loss from discontinued operations, net of income taxes	—	(342)	—	—	—	(342)

Loss before equity in losses of subsidiaries, net of tax	—	(3,809)	(131)	(3,825)	(2,101)	(9,866)
Equity in losses of subsidiaries, net of tax	9,866	3,956	—	—	(13,822)	—

Net loss	$(9,866)	$(7,765)	$(131)	$(3,825)	$11,721	$(9,866)

YANKEE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Thirty-nine weeks Ended October 3, 2009

(in thousands)

	Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
Sales	$—	$394,816	$1,781	$32,299	$(22,077)	$406,819
Cost of sales	—	164,492	529	29,125	(19,615)	174,531

Gross profit	—	230,324	1,252	3,174	(2,462)	232,288
Selling expenses	—	130,548	1,445	7,289	(180)	139,102
General and administrative expenses	—	49,712	—	—	149	49,861
Restructuring charges	—	1,881	—	—	—	1,881

Operating income (loss)	—	48,183	(193)	(4,115)	(2,431)	41,444
Interest income	—	(3)	—	(9)	—	(12)
Interest expense	—	64,279	—	—	—	64,279
Other expense	—	5,048	—	2,360	—	7,408

Loss from continuing operations before benefit from income taxes	—	(21,141)	(193)	(6,466)	(2,431)	(30,231)
Benefit from income taxes	—	(10,134)	(93)	(1,810)	(1,063)	(13,100)

Loss from continuing operations	—	(11,007)	(100)	(4,656)	(1,368)	(17,131)
Loss from discontinued operations, net of income taxes	—	(7,614)	—	—	—	(7,614)

Loss before equity in losses of subsidiaries, net of tax	—	(18,621)	(100)	(4,656)	(1,368)	(24,745)
Equity in losses of subsidiaries, net of tax	24,745	4,756	—	—	(29,501)	—

Net loss	$(24,745)	$(23,377)	$(100)	$(4,656)	$28,133	$(24,745)

YANKEE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Thirty-nine weeks Ended October 2, 2010

(in thousands)

	Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(9,866)	$(7,765)	$(131)	$(3,825)	$11,721	$(9,866)
Adjustments to reconcile net loss to net cash used in operating activities:
Realized loss on derivative contracts	—	11,109	—	—	—	11,109
Depreciation and amortization	—	31,212	12	384	—	31,608
Unrealized loss on marketable securities	—	(41)	—	—	—	(41)
Share-based compensation expense	—	716	—	—	—	716
Deferred taxes	—	492	138	—	—	630
Non-cash adjustments related to restructuring	—	10	—	—	—	10
Loss on disposal and impairment of property and equipment	—	64	—	—	—	64
Investments in marketable securities	—	(468)	—	—	—	(468)
Equity in losses of subsidiaries	9,866	3,956	—	(2,101)	(11,721)	—
Changes in assets and liabilities
Accounts receivable, net	—	(26,659)	149	(5,315)	—	(31,825)
Inventory	—	(36,880)	(3)	(3,777)	—	(40,660)
Prepaid expenses and other assets	—	(2,129)	18	(534)	—	(2,645)
Accounts payable	—	17,866	(52)	1,090	—	18,904
Income taxes	—	(8,250)	—	—	—	(8,250)
Accrued expenses and other liabilities	—	(18,168)	(653)	997	—	(17,824)

NET CASH USED IN OPERATING ACTIVITIES	—	(34,935)	(522)	(13,081)	—	(48,538)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	—	(13,242)	(21)	(180)	—	(13,443)
Proceeds from the sale of property and equipment	—	197	—	—	—	197
Intercompany payables/receivables	—	(12,118)	—	—	12,118	—

NET CASH USED IN INVESTING ACTIVITIES	—	(25,163)	(21)	(180)	12,118	(13,246)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Borrowings under Credit Facility	—	76,000	—	—	—	76,000
Repayments under Credit Facility	—	(20,174)	—	—	—	(20,174)
Proceeds from issuance of common equity units	—	30	—	—	—	30
Repurchase of common equity units	—	(887)	—	—	—	(887)
Principal payments on capital lease	—	(234)	—	—	—	(234)
Intercompany payables/receivables	—	—	163	11,955	(12,118)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	—	54,735	163	11,955	(12,118)	54,735

EFFECT EXCHANGE RATE CHANGES ON CASH	—	—	—	(43)	—	(43)

NET DECREASE IN CASH	—	(5,363)	(380)	(1,349)	—	(7,092)

CASH, BEGINNING OF PERIOD	—	4,588	2,151	2,356	—	9,095

CASH, END OF PERIOD	$—	$(775)	$1,771	$1,007	$—	$2,003

YANKEE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Thirty-nine weeks Ended October 3, 2009

(in thousands)

	Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(24,745)	$(23,377)	$(100)	$(4,656)	$28,133	$(24,745)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on derivative contracts	—	5,112	—	—	—	5,112
Depreciation and amortization	—	33,968	15	287	—	34,270
Unrealized gain on marketable securities	—	(174)	—	—	—	(174)
Stock based compensation expense	—	617	—	—	—	617
Deferred taxes	—	2,338	383	—	—	2,721
Non-cash adjustments related to restructuring	—	366	—	—	—	366
Loss on disposal and impairment of property and equipment	—	425	—	3	—	428
Investments in marketable securities	—	(430)	—	—	—	(430)
Equity in earnings of subsidiaries	24,745	4,766	—	(1,378)	(28,133)	—
Changes in assets and liabilities
Accounts receivable, net	—	(21,518)	131	(1,423)	—	(22,810)
Inventory	—	(18,752)	3	(2,254)	—	(21,003)
Prepaid expenses and other assets	—	338	(34)	(387)	—	(83)
Accounts payable	—	3,274	18	251	—	3,543
Income taxes	—	(27,314)	—	—	—	(27,314)
Accrued expenses and other liabilities	—	(5,760)	(863)	2,531	—	(4,092)

NET CASH USED IN OPERATING ACTIVITIES	—	(46,121)	(447)	(7,026)	—	(53,594)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	—	(14,277)	(2)	(664)	—	(14,943)
Intercompany payables/receivables	—	(8,912)	—	—	8,912	—

NET CASH USED IN INVESTING ACTIVITIES	—	(23,189)	(2)	(664)	8,912	(14,943)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
Borrowings under Credit Facility	—	56,421	—	—	—	56,421
Repayments under Credit Facility	—	(112,693)	—	—	—	(112,693)
Net proceeds from issuance of common equity units	—	80	—	—	—	80
Repurchase of common equity units	—	(365)	—	—	—	(365)
Intercompany payables/receivables	—	—	83	8,829	(8,912)	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	—	(56,557)	83	8,829	(8,912)	(56,557)

EFFECT EXCHANGE RATE CHANGES ON CASH	—	—	—	87	—	87
NET (DECREASE) INCREASE IN CASH	—	(125,867)	(366)	1,226	—	(125,007)

CASH, BEGINNING OF PERIOD	—	128,037	2,147	393	—	130,577

CASH, END OF PERIOD	$—	$2,170	$1,781	$1,619	$—	$5,570

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Derivative instruments

The Company uses interest rate swaps to manage the variability of a portion of cash flows associated with the forecasted interest payments on its Term Facility. This is achieved through converting a portion of the floating rate Term Facility to a fixed rate by entering into pay-fixed interest rate swaps. During the second quarter of 2009 the Company changed the interest rate election on its Term Facility from the three-month LIBOR rate to the one-month LIBOR rate. As a result, the Company’s existing interest rate swaps were de-designated as cash flow hedges and the Company no longer accounts for these instruments using hedge accounting with changes in fair value recognized in interest expense in the condensed consolidated statement of operations. The unrealized loss included in other comprehensive income (“OCI”) on the date the Company changed its interest rate election is being amortized to interest expense over the remaining term of the respective interest rate swap agreements.

Simultaneous with the de-designations, the Company entered into new interest rate swap agreements to further reduce the variability of cash flows associated with the forecasted interest payments on its Term Facility. These swaps are not designated as cash flow hedges and, are measured at fair value with changes in fair value recognized in the condensed consolidated statement of operations as a component of interest expense. Changes in the fair value of the swaps could materially affect our operating results.

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

We perform our annual impairment testing at the reporting unit level. We reviewed the provisions of the Intangibles, Goodwill and Other Topic of the ASC with respect to the criteria necessary to evaluate the number of reporting units that exist. We also considered the way we manage our operations and the nature of those operations. As of November 7, 2009, the date of our most recent annual impairment test, we had two reporting units: retail and wholesale.

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

We sell our products in multiple channels of distribution across dozens of countries. Our customer touchpoints include our own company-operated retail stores and our direct-to-consumer catalogs and e-commerce/web business, as well as a global network of both national account and independent specialty gift customers and channels. We have an extensive and growing national and international wholesale segment with a diverse customer base that as of October 2, 2010 consisted of approximately 20,700 locations in North America, typically in non-shopping mall locations. We also have a growing retail store base primarily located in shopping malls and lifestyle centers. As of October 2, 2010 we operated 513 Yankee Candle retail stores. We operate two flagship stores, a 90,000-square-foot store in South Deerfield, Massachusetts, which is a major tourist destination in Massachusetts, and a second 42,000-square-foot flagship store in Williamsburg, Virginia. We also sell our products directly to consumers through our direct mail catalogs and our Internet web site at www.yankeecandle.com. Outside of North America, we sell our products primarily through our subsidiary, Yankee Candle Company (Europe), LTD, which has an international wholesale customer network of approximately 4,700 store locations and distributors covering a combined 47 countries.

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

	Thirteen Weeks Ended October 2, 2010	Thirteen Weeks Ended October 3, 2009	Thirty-Nine Weeks Ended October 2, 2010	Thirty-Nine Weeks Ended October 3, 2009
Statements of Operations Data:
Sales:
Wholesale	54.7%	55.0%	49.1%	48.7%
Retail	45.3	45.0	50.9	51.3

Total net sales	100.0	100.0	100.0	100.0
Cost of sales	42.2	42.2	43.5	42.9

Gross profit	57.8	57.8	56.5	57.1
Selling expenses	29.5	28.7	33.9	34.2
General and administrative expenses	8.9	11.4	10.4	12.2
Restructuring charges	0.0	0.5	0.2	0.5

Operating income	19.4	17.2	12.0	10.2

Other expense, net	11.9	15.8	15.5	17.6

Income (loss) from continuing operations before provision for (benefit from) income taxes	7.5	1.4	(3.5)	(7.4)
Provision for (benefit from) income taxes	2.5	0.6	(1.4)	(3.2)

Income (loss) from continuing operations	5.0	0.8	(2.1)	(4.2)
Loss from discontinued operations, net of taxes	0.0	(1.2)	(0.1)	(1.9)

Net income (loss)	5.0	(0.4)	(2.2)	(6.1)

The results of operations discussion that follows for the thirteen and the thirty-nine weeks ended October 2, 2010 versus the thirteen and thirty-nine weeks ended October 3, 2009, is for continuing operations only. The results of operations of the Aroma Naturals and the Illuminations divisions have been treated as discontinued operations for all periods presented and are not included in the discussion below.

Thirteen weeks ended October 2, 2010 versus the Thirteen weeks ended October 3, 2009

SALES

Sales increased 4.1% to $175.8 million for the thirteen weeks ended October 2, 2010 from $168.7 million for the thirteen weeks ended October 3, 2009.

Retail Sales

Retail sales increased 4.7% to $79.6 million for the thirteen weeks ended October 2, 2010, from $76.0 million for the thirteen weeks ended October 3, 2009. The increase in retail sales was primarily due to (i) the addition of 21 new Yankee Candle retail stores opened in 2010 which increased sales by approximately $1.8 million, (ii) increased sales in our catalog and internet business of approximately $1.0 million, (iii) sales attributable to stores opened in 2009 that have not yet entered the comparable store base (which in 2009 were open for less than a full year) of approximately $0.4 million, (iv) increased comparable store sales of approximately $0.3 million, and (v) increased sales in our Yankee Candle Fundraising division of approximately $0.1 million.

Comparable store and catalog and Internet sales for our Yankee Candle Retail business increased 1.7% for the thirteen weeks ended October 2, 2010 compared to the thirteen weeks ended October 3, 2009. Yankee Candle comparable store sales for the thirteen weeks ended October 2, 2010 increased 0.4% compared to the thirteen weeks ended October 3, 2009. Comparable store sales represent a comparison of sales during the corresponding fiscal periods on stores in our comparable stores sales base. A store first enters our comparable store sales base in the fourteenth fiscal month of operation. Permanently closed stores are excluded from the comparable store calculation beginning in the month in which the store closes. The increase in comparable store sales was driven by an increase in transactions of 4.0% offset by a decrease in average ticket price of 3.6%. There were 486 stores included in the Yankee Candle comparable store base as of October 2, 2010 as compared to 448 stores included in the Yankee Candle comparable store base as of October 3, 2009. There were 513 total retail stores open as of October 2, 2010, compared to 495 total retail stores open as of October 3, 2009.

Wholesale Sales

Wholesale sales, including international operations, increased 3.7% to $96.2 million for the thirteen weeks ended October 2, 2010 from $92.8 million for the thirteen weeks ended October 3, 2009.

The increase in wholesale sales was primarily due to (i) increased sales in our international operations of approximately $6.2 million, and (ii) increased sales to domestic wholesale locations opened during the last 12 months of approximately $0.9 million, partially offset by decreased sales in domestic wholesale locations in operation prior to October 3, 2009 of approximately $2.6 million and decreased sales from new product ventures of $1.1 million.

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

Gross profit increased 4.2% to $101.6 million for the thirteen weeks ended October 2, 2010 from $97.5 million for the thirteen weeks ended October 3, 2009. As a percentage of sales, gross profit remained flat at 57.8% for the thirteen weeks ended October 2, 2010 and for the thirteen weeks ended October 3, 2009.

Retail Gross Profit

Retail gross profit dollars increased 4.8% to $55.1 million for the thirteen weeks ended October 2, 2010 from $52.6 million for the thirteen weeks ended October 3, 2009. The increase in gross profit dollars over the prior year quarter was primarily due to increased sales volume which increased gross profit by approximately $3.4 million driven largely by increased sales in our retail store operations, coupled with decreased costs in our supply chain operations of approximately $0.5 million, offset by approximately $1.4 million in increased promotional and marketing activity driven by the highly promotional retail environment.

As a percentage of sales, retail gross profit remained at 69.2% for the thirteen weeks ended October 2, 2010, and for the thirteen weeks ended October 3, 2009.

Wholesale Gross Profit

Wholesale gross profit dollars increased 3.8% to $46.6 million for the thirteen weeks ended October 2, 2010 from $44.9 million for the thirteen weeks ended October 3, 2009. The increase in wholesale gross profit dollars was primarily attributable to sales volume increases primarily driven by our international operations, which increased gross profit by approximately $3.0 million, somewhat offset by decreases in new product ventures, which decreased gross profit by approximately $0.2 million and increased marketing and promotional activity of approximately $0.5 million.

As a percentage of sales, wholesale gross profit remained at 48.5% for the thirteen weeks ended October 2, 2010, and for the thirteen weeks ended October 3, 2009.

SELLING EXPENSES

Selling expenses increased 6.8% to $51.8 million for the thirteen weeks ended October 2, 2010 from $48.5 million for the thirteen weeks ended October 3, 2009. These expenses are related to both wholesale and retail operations and consist of payroll, occupancy, advertising and other operating costs, as well as pre-opening costs, which are expensed as incurred. As a percentage of sales, selling expenses were 29.5% and 28.7% for the thirteen weeks ended October 2, 2010 and October 3, 2009, respectively.

Retail Selling Expenses

Retail selling expenses increased 5.3% to $41.7 million for the thirteen weeks ended October 2, 2010 from $39.6 million for the thirteen weeks ended October 3, 2009. As a percentage of retail sales, retail selling expenses were 52.4% and 52.2% for the thirteen weeks ended October 2, 2010 and October 3, 2009, respectively. The increase in retail selling expenses in dollars was primarily related to selling expenses incurred in the new Yankee Candle retail stores opened in 2010 and 2009, which together represented approximately $1.3 million and an increase in marketing related costs of approximately $1.1 million. These increases were partially offset by decreases in other selling expense categories as a result of continued cost containment efforts.

Wholesale Selling Expenses

Wholesale selling expenses increased 14.8% to $10.1 million for the thirteen weeks ended October 2, 2010 from $8.8 million for the thirteen weeks ended October 3, 2009. These expenses relate to payroll, advertising and other operating costs. As a percentage of wholesale sales, wholesale selling expenses were 10.5% and 9.5% for the thirteen weeks ended October 2, 2010 and October 3, 2009, respectively. The increase in selling expenses was primarily attributable to increased marketing costs and commissions of approximately $0.4 million, increased labor costs of approximately $0.4 million and increased occupancy expenses of approximately $0.2 million, all of which were mainly driven by growth in our international business. The increase in selling expenses as a percentage of sales was primarily driven by the de-leveraging of selling expenses in our international division resulting primarily from increased occupancy costs related to expansion in our concession business.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist primarily of personnel–related costs including senior management, accounting, information systems, human resources, legal, marketing, management incentive programs and bonus and other costs that are not readily allocable to either the retail or wholesale operations. General and administrative expenses decreased 18.2% to $15.7 million for the thirteen weeks ended October 2, 2010 from $19.2 million for the thirteen weeks ended October 3, 2009. As a percentage of sales, general and administrative expenses were 8.9% and 11.4% for the thirteen weeks ended October 2, 2010 and October 3, 2009, respectively. The decrease in general and administrative dollars year over year was driven primarily by decreased compensation expense related to our incentive plans relative to the prior year, decreased medical insurance costs in comparison with the prior year, and decreases in other administrative expenses as a result of continued focus on cost containment. The decrease in general and administrative expenses as a percentage of sales was primarily driven by leveraging general and administrative expenses against a larger sales base.

INTEREST AND OTHER EXPENSE, NET

Interest and other expense, net was $21.0 million for the thirteen weeks ended October 2, 2010 compared to $26.7 million for the thirteen weeks ended October 3, 2009. The primary component of this expense was interest expense, which was $20.5 million and $20.7 million for the thirteen weeks ended October 2, 2010 and October 3, 2009, respectively.

Changes in the fair value of our derivative contracts are recognized in the condensed consolidated statement of operations. During the thirteen weeks ended October 2, 2010, we recognized $2.1 million related to our derivative contracts. During the thirteen weeks ended October 3, 2009, we recognized $5.7 million related to our derivative contracts.

PROVISION FOR INCOME TAXES

The provision for income taxes for the thirteen weeks ended October 2, 2010 was $4.2 million compared to $1.0 million for the thirteen weeks ended October 3, 2009. The effective tax rates for the thirteen weeks ended October 2, 2010 and October 3, 2009 were 32.4% and 45.3%, respectively. The decrease in the effective tax rate for the thirteen weeks ended October 2, 2010 compared to the thirteen weeks ended October 3, 2009 is primarily attributable to an expected increase in the manufacturing deduction in the current year.

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX

The discontinued operations of both the Illuminations and Aroma Naturals businesses are as follows:

	Thirteen Weeks Ended
	October 2, 2010	October 3, 2009
Sales	$—	$138

Loss from discontinued operations	$(80)	$(3,277)
Benefit from income taxes	(31)	(1,282)

Loss from discontinued operations, net of income taxes	$(49)	$(1,995)

Thirty-nine weeks ended October 2, 2010 versus the Thirty-nine weeks ended October 3, 2009

SALES

Sales increased 8.7% to $442.1 million for the thirty-nine weeks ended October 2, 2010 from $406.8 million for the thirty-nine weeks ended October 3, 2009.

Retail Sales

Retail sales increased 7.8% to $225.0 million for the thirty-nine weeks ended October 2, 2010, from $208.7 million for the thirty-nine weeks ended October 3, 2009. The increase in retail sales was primarily due to (i) sales attributable to stores opened in 2009 that have not yet entered the comparable store base (which in 2009 were open for less than a full year) of approximately $5.6 million, (ii) increased comparable store sales of $3.5 million, (iii) the addition of 21 new Yankee Candle retail stores opened in 2010 which increased sales by approximately $2.7 million, (iv) increased sales in our Yankee Candle Fundraising division of approximately $2.5 million, and (v) increased sales in our catalog and internet business of approximately $2.0 million.

Comparable store and catalog and Internet sales for our Yankee Candle Retail business increased 2.8% for the thirty-nine weeks ended October 2, 2010 compared to the thirty-nine weeks ended October 3, 2009. Yankee Candle comparable store sales for the thirty-nine weeks ended October 2, 2010 increased 1.9% compared to the thirty-nine weeks ended October 3, 2009. Comparable store sales represent a comparison of sales during the corresponding fiscal periods on stores in our comparable stores sales base. A store first enters our comparable store sales base in the fourteenth fiscal month of operation. Permanently closed stores are excluded from the comparable store calculation beginning in the month in which the store closes. The increase in comparable store sales was driven by increased transactions of 4.3% at our retail stores, somewhat offset by a slight decrease in average ticket price of 2.4%. There were 486 stores included in the Yankee Candle comparable store base as of October 2, 2010 as compared to 448 stores included in the Yankee Candle comparable store base as of October 3, 2009. There were 513 total retail stores open as of October 2, 2010, compared to 495 total retail stores open as of October 3, 2009.

Wholesale Sales

Wholesale sales, including international operations, increased 9.6% to $217.1 million for the thirty-nine weeks ended October 2, 2010 from $198.1 million for the thirty-nine weeks ended October 3, 2009.

The increase in wholesale sales was primarily due to (i) increased sales in our international operations of approximately $15.9 million, (ii) increased sales to domestic wholesale locations opened during the last 12 months of approximately $3.5 million, (iii) increased sales in domestic wholesale locations in operation prior to October 3, 2009 of approximately $0.9 million, offset by decreased sales from new product ventures of approximately $1.3 million. The increase in our international operations was fueled by increased sales volume. The increase in domestic wholesale sales was primarily driven by continued momentum with the Target® rollout.

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

Gross profit increased 7.6% to $250.0 million for the thirty-nine weeks ended October 2, 2010 from $232.3 million for the thirty-nine weeks ended October 3, 2009. As a percentage of sales, gross profit decreased to 56.5% for the thirty-nine weeks ended October 2, 2010 from 57.1% for the thirty-nine weeks ended October 3, 2009.

Retail Gross Profit

Retail gross profit dollars increased 7.0% to $148.6 million for the thirty-nine weeks ended October 2, 2010 from $138.9 million for the thirty-nine weeks ended October 3, 2009. The increase in gross profit dollars was primarily due to increased sales volume which increased gross profit by approximately $13.3 million driven largely by increased sales in our retail store operations, increased profitability in our Yankee Candle Fundraising division of approximately $1.1 million, favorable results in our supply chain operations of approximately $1.2 million, offset in part by increased promotional and marketing activity of approximately $5.9 million driven by the highly promotional retail environment.

As a percentage of sales, retail gross profit decreased slightly to 66.0% for the thirty-nine weeks ended October 2, 2010 from 66.6% for the thirty-nine weeks ended October 3, 2009. The decrease in retail gross profit rate was driven by increased marketing and promotional activity of 0.9% and decreased profitability in our Yankee Candle fundraising division of 0.2%, offset by favorable results from our supply chain operations of 0.6%.

Wholesale Gross Profit

Wholesale gross profit dollars increased 8.6% to $101.4 million for the thirty-nine weeks ended October 2, 2010 from $93.4 million for the thirty-nine weeks ended October 3, 2009. The increase in wholesale gross profit dollars was attributable to sales volume increases within our wholesale operations, which increased gross profit by approximately $9.7 million, offset by increased marketing and promotional activity of approximately $1.0 million, slightly unfavorable results in our supply chain operations relative to the prior year of approximately $0.4 million and decreased sales from new product ventures which decreased gross profit by approximately $0.4 million.

As a percentage of sales, wholesale gross profit decreased to 46.7% for the thirty-nine weeks ended October 2, 2010 from 47.1% for the thirty-nine weeks ended October 3, 2009. The decrease in wholesale gross profit rate was the result of increased promotional and marketing activity which caused a decrease in gross profit of 0.2%, slightly unfavorable supply chain operations relative to the prior year of 0.3%, slightly offset by increased profitability in our new product ventures of 0.1%.

SELLING EXPENSES

Selling expenses increased 7.6% to $149.7 million for the thirty-nine weeks ended October 2, 2010 from $139.1 million for the thirty-nine weeks ended October 3, 2009. These expenses are related to both wholesale and retail operations and consist of payroll, occupancy, advertising and other operating costs, as well as pre-opening costs, which are expensed as incurred. As a percentage of sales, selling expenses were 33.9% and 34.2% for the thirty-nine weeks ended October 2, 2010 and October 3, 2009, respectively.

Retail Selling Expenses

Retail selling expenses increased 5.5% to $120.9 million for the thirty-nine weeks ended October 2, 2010 from $114.6 million for the thirty-nine weeks ended October 3, 2009. As a percentage of retail sales, retail selling expenses were 53.7% and 54.9% for the thirty-nine weeks ended October 2, 2010 and October 3, 2009, respectively. The increase in retail selling expenses in dollars was primarily related to selling expenses incurred in the new Yankee Candle retail stores opened in 2010 and 2009, which together contributed approximately $4.8 million and an increase in marketing related costs of approximately $2.0 million. These increases were partially offset by decreases in other selling expense categories as a result of continued cost containment efforts.

The decrease in selling expense rate was primarily due to the leveraging of selling expenses by 0.7% as a result of increased comparable retail sales coupled with a decrease in purchase accounting expense adjustments, which contributed 0.4%.

Wholesale Selling Expenses

Wholesale selling expenses increased 17.6% to $28.8 million for the thirty-nine weeks ended October 2, 2010 from $24.5 million for the thirty-nine weeks ended October 3, 2009. As a percentage of wholesale sales, wholesale selling expenses were 13.2% and 12.4% for the thirty-nine weeks ended October 2, 2010 and October 3, 2009, respectively. The increase in selling expenses was primarily attributable to increased marketing costs and commissions of approximately $1.4 million, increased labor costs of approximately $1.1 million and increased occupancy costs of approximately $0.7 million, all of which was mainly driven by growth in our international business. The increase in selling expenses as a percentage of sales was primarily driven by the de-leveraging of selling expenses in our international division resulting primarily from increased occupancy costs related to expansion in our concession business.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist primarily of personnel–related costs including senior management, accounting, information systems, human resources, legal, marketing, management incentive programs and bonus and other costs that are not readily allocable to either the retail or wholesale operations. General and administrative expenses decreased slightly to $46.3 million for the thirty-nine weeks ended October 2, 2010 compared to $49.9 million for the thirty-nine weeks ended October 3, 2009. As a percentage of sales, general and administrative expenses were 10.4% and 12.2% for the thirty-nine weeks ended October 2, 2010 and October 3, 2009, respectively. The decrease in general and administrative dollars year over year was driven primarily by decreased compensation expense related to our incentive plans relative to the prior year, decreased medical insurance costs in comparison with the prior year, and decreases in other administrative expenses as a result of continued focus on cost containment. The decrease in general and administrative expenses as a percentage of sales was primarily driven by leveraging general and administrative expenses against a larger sales base.

INTEREST AND OTHER EXPENSE, NET

Interest and other expense, net was $68.8 million for the thirty-nine weeks ended October 2, 2010 compared to $71.7 million for the thirty-nine weeks ended October 3, 2009. The primary component of this expense was interest expense, which was $58.8 million and $64.3 million for the thirty-nine weeks ended October 2, 2010 and October 3, 2009, respectively. The decrease in interest expense was primarily due to a decrease in our average debt outstanding during the period. Changes in the fair value of our derivative contracts are recognized in the condensed consolidated statement of operations. During the thirty-nine weeks ended October 2, 2010, we recognized $11.1 million related to our derivative contracts. During the thirty-nine weeks ended October 3, 2009, we recognized $5.1 million related to our derivative contracts.

BENEFIT FROM INCOME TAXES

The benefit from income taxes for the thirty-nine weeks ended October 2, 2010 was $6.1 million compared to $13.1 million for the thirty-nine weeks ended October 3, 2009. The effective tax rates for the thirty-nine weeks ended October 2, 2010 and October 3, 2009 were 38.9% and 43.3% respectively. The decrease in the effective tax rate for the thirty-nine weeks ended October 2, 2010 compared to the thirty-nine weeks ended October 3, 2009 is primarily attributable to an expected increase in the manufacturing deduction in the current year.

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX

The discontinued operations of both the Illuminations and Aroma Naturals businesses are as follows:

	Thirty-nine weeks Ended
	October 2, 2010	October 3, 2009
Sales	$—	$9,483

Loss from discontinued operations	$(540)	$(12,508)
Benefit from income taxes	(198)	(4,894)

Loss from discontinued operations, net of income taxes	$(342)	$(7,614)

LIQUIDITY AND CAPITAL RESOURCES

Senior Secured Credit Facility

Our senior secured credit facility (the “Credit Facility”) consists of a $650.0 million 7–year senior term loan facility (“Term Facility”) and a 6–year $125.0 million senior secured revolving credit facility (“Revolving Facility”). All borrowings under the Credit Facility bear interest at a rate per annum equal to an applicable margin, plus, at the Company’s option, (i) the higher of (x) the prime rate (as set forth on the British Banking Association Telerate Page 5) and (y) the federal funds effective rate, plus one-half percent (0.50%) per annum or (ii) the Eurodollar rate, and resets periodically. In addition to paying interest on outstanding principal under the Credit Facility, the Company is required to pay a commitment fee to the lenders in respect of unutilized loan commitments at a rate of 0.50% per annum. The Term Facility matures on February 6, 2014 and the Revolving Facility matures on February 6, 2013.

As of October 2, 2010, we had outstanding letters of credit of $1.6 million and $66.8 million outstanding under our Revolving Facility, leaving $56.6 million in availability under the Revolving Facility. As of October 2, 2010, we were in compliance with all covenants under the Credit Facility. We believe that based on our current projections for fiscal 2010 that we will continue to be in compliance with our financial covenants during 2010.

We use interest rate swaps to manage the variability of a portion of cash flows associated with the forecasted interest payments on our Term Facility. This is achieved through converting a portion of the floating rate Term Facility to a fixed rate by entering into pay-fixed interest rate swaps. During the second quarter of 2009 we changed the interest rate election on our Term Facility from the three-month LIBOR rate to the one-month LIBOR rate. As a result, our existing interest rate swaps were de-designated as cash flow hedges and we no longer account for these instruments using hedge accounting whereby changes in fair value were recognized in the condensed consolidated statement of operations. The unrealized loss included in OCI on the date we changed the interest rate election is being amortized to interest expense over the remaining term of the respective interest rate swap agreements.

Simultaneous with the de-designations, we entered into new interest rate swap agreements to further reduce the variability of cash flows associated with the forecasted interest payments on our Term Facility. These swaps are not designated as cash flow hedges and, are measured at fair value with changes in fair value recognized in the condensed consolidated statement of operations as a component of interest expense.

As a result of these transactions, we effectively converted a portion of our Term Facility, which is floating-rate debt, to a blended fixed-rate up to the aggregate amortizing notional value of the swaps by having the Company pay fixed-rate amounts in exchange for the receipt of the floating-rate interest payments. As of October 2, 2010, the aggregate notional value of the swaps was $373.6 million, or 80.3% of our Term Facility, resulting in a blended fixed rate of 3.26%. The aggregate notional value amortizes over the life of the swaps. Under the terms of these agreements, a monthly net settlement is made for the difference between the average fixed rate and the variable rate based upon the one-month LIBOR rate on the aggregate notional amount of the interest rate swaps. One of our interest rate swaps terminated in March 2010 with the remaining swap agreement terminating in March 2011.

During the second and third quarters of 2009, we also entered into forward starting amortizing interest rate swaps in the aggregate notional amount of $320.7 million with a blended fixed rate of 3.49% to eliminate the variability in future interest payments by having the Company pay fixed-rate amounts in exchange for receipt of floating-rate interest payments. The effective date of the forward starting swaps is March 31, 2011, of which there are no settlements required until after that date. The forward starting swaps are not designated as cash flow hedges and, are measured at fair value with changes in fair value recognized in the condensed consolidated statements of operations as a component of interest expense. The forward starting swap agreements terminate in March 2013.

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

Consolidated Adjusted EBITDA Ratio

The Credit Facility contains a financial covenant which requires that we maintain at the end of each fiscal quarter, commencing with the quarter ended January 2, 2010 through the quarter ending October 2, 2010, a consolidated total secured debt (net of cash and cash equivalents not to exceed $30.0 million) to consolidated EBITDA ratio of no more than 3.75 to 1.00. The consolidated total secured debt to consolidated EBITDA ratio will step down to no more than 3.25 to 1.00 for the fourth quarter ending January 1, 2011. As of October 2, 2010, our actual secured leverage ratio was 2.80 to 1.00, as defined. As of October 2, 2010, total secured debt (including our capital lease obligations of $1.7 million) was approximately $531.7 million (net of $2.0 million in cash). Under the Credit Facility, EBITDA is defined as net income plus, interest, taxes, depreciation and amortization, further adjusted to add back extraordinary, unusual or non-recurring losses, non-cash stock option expense, fees and expenses related to the Transaction, fees and expenses under the Management Agreement with our equity sponsor, restructuring charges or reserves, as well as other non-cash charges, expenses or losses, and further adjusted to subtract extraordinary, unusual or non-recurring gains, other non-cash income or gains, and certain cash contributions to our common equity. Set forth below is a reconciliation of Consolidated Adjusted EBITDA, as calculated under the Credit Facility, to EBITDA and net income for the four quarters ended October 2, 2010 (in thousands):

Net income	$31,251
Income tax expense	23,593
Interest expense, net (excluding amortization of deferred financing fees)	85,303
Depreciation and amortization	44,119

EBITDA	184,266
Share-based compensation expense	955
Restructuring charges	829
Fees paid pursuant to management agreement	1,500
Other non-cash expenses	2,275

Consolidated Adjusted EBITDA under the Credit Facility	$189,825

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

Cash Flows and Funding of our Operations

The Company’s cash includes interest-bearing and non-interest bearing accounts. The Company maintains cash balances at several financial institutions. Cash as of October 2, 2010, was $2.0 million compared to $9.1 million as of January 2, 2010. Cash used in operating activities for the thirty-nine weeks ended October 2, 2010 was $48.3 million as compared to cash used in operations of $53.6 million for the thirty-nine weeks ended October 3, 2009. Cash used in operating activities during the thirty-nine weeks ended October 2, 2010 includes total payments of $1.3 million of taxes and cash paid for interest of $65.3 million. Cash used in operating activities during the thirty-nine weeks ended October 3, 2009 includes total payments of $6.6 million of taxes primarily related to fiscal 2008 and cash paid for interest of $72.2 million.

Net cash used in investing activities was $13.5 million for the thirty-nine weeks ended October 2, 2010 and was used for the purchase of property and equipment, primarily related to new stores and store renovations and supply chain initiatives. Net cash provided by financing activities for the thirty-nine weeks ended October 2, 2010, was $54.7 million, of which $55.8 million is related to net borrowings under the Revolving Facility. Net cash used by financing activities was $56.6 million for the thirty-nine weeks ended October 3, 2009, of which $56.3 million was used to pay down the credit facility. The fluctuation in financing activities year over year relates to a change in our cash management strategy where we held on to our cash at the end of fiscal 2008 versus using our cash to pay down $103.3 million of our Term Facility at the end of fiscal 2009.

We fund our operations through a combination of internally generated cash from operations and from borrowings under the Credit Facility. Our primary uses of cash are working capital requirements, new store expenditures, new store inventory purchases and debt service requirements. We anticipate that cash generated from operations together with amounts available under the Credit Facility will be sufficient to meet our future working capital requirements, new store expenditures, new store inventory purchases and debt service obligations as they become due over the next twelve months. However, our ability to fund future operating expenses and capital expenditures and our ability to make scheduled payments of interest on, to pay principal on or refinance indebtedness and to satisfy any other present or future debt obligations will depend on future operating performance which will be affected by general economic, financial and other factors beyond our control. While we have limited visibility to the 2011 retail environment, based upon current trends and our budget expectations we remain confident that for the foreseeable future we will have sufficient cash flow and liquidity to fund our working capital requirements and meet our debt service obligations. In addition, borrowings under our Credit Facility are dependent upon our continued compliance with the financial and other covenants contained therein.

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

Our market risks relate primarily to changes in interest rates. At October 2, 2010, we had $531.9 million of floating rate debt and $513.0 million of fixed rate debt. For fixed rate debt, interest rate changes affect the fair market value, but do not impact earnings or cash flows. Conversely for floating rate debt, interest rate changes do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. The $531.9 million outstanding under our Credit Facility bears interest at variable rates. All borrowings under the Credit Facility bear interest at a rate per annum equal to an applicable margin, plus, at the Company’s option, (i) the higher of (a) the prime rate (as set forth on the British Banking Association Telerate Page 5) and (b) the federal funds effective rate, plus one-half percent (0.50%) per annum or (ii) the Eurodollar rate, and resets periodically. As of October 2, 2010, the weighted average combined interest rate on the Term Facility and Revolving Facility was 2.20%. This Credit Facility is intended to fund operating needs. Because this Credit Facility bears a variable interest rate based on market indices, our results of operations and cash flows will be exposed to changes in interest rates.

The variable nature of our obligations under the Credit Facility creates interest rate risk. In order to mitigate this risk we use interest rate swaps to manage the variability of a portion of cash flows associated with the forecasted interest payments on our Term Facility. This is achieved through converting a portion of the floating rate Term Facility to a fixed rate by entering into pay-fixed interest rate swaps. In essence, we convert our Term Facility, which is floating-rate debt, to a fixed-rate up to the aggregate notional value of the swaps by paying fixed-rate amounts in exchange for the receipt of floating-rate interest payments. As of October 2, 2010, the aggregate notional value of the swaps was $373.6 million, or 80.3% of our Term Facility, resulting in a blended fixed rate of 3.26%. Based on our outstanding floating rate debt and the notional amount of our interest rate swaps, as of October 2, 2010, a 1.0% increase or decrease in current market interest rates would have the effect of causing an approximately $1.6 million additional annual pre–tax charge or benefit to the Company’s results of operations.

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

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of October 2, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 2, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) occurred during the fiscal quarter ended October 2, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In August 2009, in connection with the Linens ‘N Things bankruptcy proceedings, Linens Holding Co. and its affiliates (“Linens”) filed a lawsuit against the Company in United States Bankruptcy Court in the District of Delaware alleging that pursuant to the United States Bankruptcy Code Linens is entitled to recover from the Company the following amounts on the basis that they constitute “preferential transfers” under the Code: (i) approximately $5.5 million in payments allegedly received by the Company from Linens during the 90-day period preceding the filing of the Linens bankruptcy cases in May 2008, (ii) approximately $1.5 million in credits allegedly issued by Yankee Candle and redeemed by Linens during that 90-day period, and (iii) approximately $0.7 million in credits allegedly issued by Yankee Candle but not yet redeemed by Linens. The Company has retained bankruptcy counsel and plans to vigorously defend this claim. The Company filed an Answer, including various affirmative defenses, in October 2009. Discovery has not yet commenced. While the Company believes it has a number of strong potential defenses to all or a significant portion of these claims, the Company cannot at this time predict with any degree of likelihood what the potential outcome of this matter may be, particularly due to the fact that discovery has not yet commenced. As of October 2, 2010, the Company did not record any amount related to these claims in its condensed consolidated statement of operations. If this matter were to be decided in a manner adverse to the Company, it could materially adversely impact the Company’s results of operations.

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

In the past we have been required to recognize a pre-tax, non-cash impairment charge related to goodwill and other intangible assets, and we may be required to recognize additional impairment charges against goodwill or intangible assets in the future.

At October 2, 2010, the net carrying value of our goodwill and intangible assets totaled approximately $643.6 million and $284.8 million, respectively. Our amortizing intangible assets are subject to impairment testing in accordance with the Property Plant and Equipment Topic of the ASC, and our non-amortizing goodwill and trade names are subject to impairment tests in accordance with the Intangibles, Goodwill and Other Topic of the ASC. We review the carrying value of our intangible assets and goodwill for impairment whenever events or circumstances indicate that their carrying value may not be recoverable, at least annually for our goodwill and trade names. Significant negative industry or economic trends, including disruptions to our business, unexpected significant changes or planned changes in the use of our intangible assets, and mergers and acquisitions could result in an impairment charge for any of our intangible assets, goodwill or other long-lived assets. We completed our 2009 annual impairment testing of goodwill and indefinite-lived intangible assets as of November 7, 2009 and no impairment was recorded as a result of these tests.

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

There are also various potential claims which may arise in connection with bankruptcy proceedings that, if filed and adversely decided, could potentially negatively impact our operating results and financial condition. For example, in August 2009, in connection with the Linens ‘N Things bankruptcy proceedings, Linens Holding Co. and its affiliates (“Linens”) filed a lawsuit against the Company in United States Bankruptcy Court in the District of Delaware alleging that pursuant to the United States Bankruptcy Code Linens is entitled to recover from the Company the following amounts on the basis that they constitute “preferential transfers” under the Code: (i) approximately $5.5 million in payments allegedly received by the Company from Linens during the 90-day period preceding the filing of the Linens bankruptcy cases in May 2008, (ii) approximately $1.5 million in credits allegedly issued by Yankee Candle and redeemed by Linens during that 90-day period, and (iii) approximately $0.7 million in credits allegedly issued by Yankee Candle but not yet redeemed by Linens. The Company has retained bankruptcy counsel and plans to vigorously defend this claim. The Company filed an Answer, including various affirmative defenses, in October 2009. Discovery has not yet commenced. While the Company believes it has a number of strong potential defenses to all or a significant portion of these claims, the Company cannot at this time predict with any degree of likelihood what the potential outcome of this matter may be, particularly due to the fact that discovery has not yet commenced. As of October 2, 2010, the Company did not record any amount related to these claims in its consolidated statement of operations. If this matter were to be decided in a manner adverse to the Company, it could materially adversely impact the Company’s results of operations.

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

•	changes in our ability to attract, retain and develop highly-qualified employees or changes in the cost or availability of a sufficient labor force to manage and support our operations;

•	changes in our ability to meet objectives with regard to business acquisitions or new business ventures;

•	the occurrence of severe weather events prohibiting or discouraging consumers from traveling to retail or wholesale locations;

•	the disruption of global, national or regional transportation systems;

•	the occurrence of certain material events including natural disasters, acts of terrorism, the outbreak of war or other significant national or international events;

•	our ability to react in a timely manner and maintain our critical business processes and information systems capabilities in a disaster recovery situation; and

•	changes in our ability to manage our existing computer systems and technology infrastructures, and our ability to implement successfully new computer systems and technology infrastructures.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item 3.	Defaults Upon Senior Securities.

Not Applicable

Item 5.	Other Information.

Not Applicable

Item 6.	Exhibits

31.1	Certification of Harlan M. Kent Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated November 12, 2010

31.2	Certification of Gregory W. Hunt Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated November 12, 2010

32.1	Certification of Harlan M. Kent Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, dated November 12, 2010

32.2	Certification of Gregory W. Hunt Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, dated November 12, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YANKEE HOLDING CORP.

Date: November 12, 2010	By:	/s/ GREGORY W. HUNT
Gregory W. Hunt
Executive Vice President and Chief Financial Officer (Principal Financial Officer)