Form 10-K
period 2011-01-01
Yankee Holding Corp.
filed 2011-03-31
CIK 1394069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of March 26, 2011, there were 497,981 shares of Yankee Holding Corp. common stock, $.01 par value, outstanding, all of which are owned YCC Holdings LLC.

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

In February 2011 Holdings formed a wholly-owned subsidiary, Yankee Finance, Inc. (“Yankee Finance, Inc.”), for the purpose of issuing in conjunction with Holdings $315.0 million aggregate principal amount of 10.25%/11.00% Senior Notes due 2016 (the “Notes”) pursuant to an Indenture, dated February 9, 2011.  Holdings used the net proceeds from the Notes to make a distribution to its newly formed parent, Yankee Candle Investments LLC (“Yankee Investments”), who made a distribution to the holders of its Class A common units, together with payments to certain holders of its Class B and Class C common units. Ultimately, distributions and/or payments of $295.5 million and $5.4 million were made to MDP and certain members of management and directors, respectively. The amounts paid to management related to the Class B and Class C shares will be reflected as compensation expense of the Company in fiscal 2011.  Simultaneously with this transaction, all equity interests in the Company previously held by MDP and certain members of management were exchanged for like interests in Yankee Investments.

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

Our Company

We are the largest specialty branded premium scented candle company in the United States based on our annual sales. We sell our products in multiple channels of distribution across many countries. Our customer touchpoints include our own company-operated retail stores, our direct-to-consumer catalogs and e-commerce/web business at www.yankeecandle.com (collectively, the “Consumer Direct business”), our Yankee Candle Fundraising business (the “Fundraising business”), and a global network of both national account and independent specialty gift customers and channels. We have a 41-year history of category leadership and growth by marketing Yankee Candle products as affordable luxuries, consumable products, and valued gifts. We offer approximately 2,300 stock-keeping units (SKUs) of candle products in approximately 340 fragrances, which include a wide variety of jar candles, Samplers® votive candles, Tarts® wax potpourri, pillars and other candle products, the vast majority of which are marketed under the Yankee Candle® brand. We also sell a wide range of other home fragrance products, including electric plug home fragrancers, decorative reed diffusers, room sprays, potpourri, scented oils and coordinated candle related and home decor accessories. Additionally, we offer products such as the Yankee Candle Car Jars® auto air freshener product line, travel sprays and other products to fragrance cars and small spaces.

We operate our business through our wholesale and retail segments.

Wholesale Segment.  We have an attractive and growing wholesale segment with a diverse customer base. As of January 1, 2011, we had approximately 20,200 wholesale locations in North America, including independent gift stores, leading national gift retailers such as Hallmark, leading home specialty retailers such as Bed, Bath & Beyond, national department stores such as Kohl’s, regional department stores, “premium mass” retailers such as Target, home improvement retailers such as Home Depot, selected club stores and other national accounts. Outside of North America, we sell our products primarily through our subsidiary, Yankee Candle (Europe), LTD (“YCE”), which has an international wholesale customer network of approximately 5,000 store locations and distributors covering 47 countries as of January 1, 2011. We also sell our products in Japan, Korea, China and other Asian countries through our Asian distributors. We believe that as a result of our strong brand name, the popularity, quality and profitability of our products, our emphasis on customer service, and our successful in-store merchandising and display system, our domestic wholesale customers are extremely loyal, with approximately 80% of our U.S. wholesale accounts having been customers for over five years.

Retail Segment.  We are the largest specialty retailer of premium scented candles in the U.S. We operate 515 specialty retail stores under the Yankee Candle® name as of January 1, 2011. Our retail stores, excluding our two flagship stores, average approximately 1,640 gross square feet and are primarily located in high traffic shopping malls and lifestyle centers. We operate two flagship stores, a 90,000-square-foot store in South Deerfield, Massachusetts, which is a major tourist destination in Massachusetts, and a second 42,000-square-foot store in Williamsburg, Virginia. These stores promote our brand image and culture and allow us to test new product and fragrance introductions. In addition to our retail stores, we also sell our products directly to consumers through the Consumer Direct business and the Fundraising business. We believe these two businesses will continue to serve as important sources of revenue growth and profitability, while also helping to build brand awareness, introduce our products to new customers and drive traffic to our retail stores.

Industry Overview

We operate primarily in the domestic giftware industry. Within this industry we compete in sub-segments, including, primarily, the total candle, home fragrance, scented candle and premium scented candle segments. Based upon the market data from Kline & Company, we believe that the domestic home fragrance segment, including candles, has grown at an approximately 3% compound annual growth rate from 2004 to 2009, reaching sales of approximately $6.8 billion. The domestic premium scented candle segment, which is our primary market, represented 57% of the domestic scented candle market in 2009, versus 55% in 2004, reaching sales of approximately $1.7 billion.

Wholesale Operations

Our wholesale strategy focuses on home decor, gift and other image appropriate retailers.  The wholesale business is an integral part of our growth strategy and, together with our other distribution channels, helps to further build our brand awareness. For the period from fiscal 2005 through fiscal 2010, our wholesale segment achieved 2% compound annual sales growth from $280.2 million to $307.4 million. Wholesale sales, as a percentage of total sales, increased slightly from 41% in fiscal 2009 to 42% in fiscal 2010. We believe that as a result of our strong brand name, the popularity and profitability of our products and our emphasis on customer service, our wholesale customers are extremely loyal, with approximately 80% of our U.S. wholesale customers having been customers for over five years.  No customer accounted for more than 10% of our total sales in fiscal years 2010, 2009 and 2008.

Domestic Business

Over the past five years, we have increased our domestic wholesale locations from approximately 16,400 to approximately 20,200 locations in North America as of January 1, 2011.  We have done this by continuing to be the leading candle and home fragrance company in the gift channel, working with a diverse customer base which includes independent gift retailers and leading national gift retailers such as Hallmark, while also expanding our business in new channels and national accounts.  These channels include leading home specialty retailers such as Bed Bath & Beyond, leading national department stores such as Kohl’s, regional department stores, “premium mass” retailers such as Target, home improvement retailers such as Home Depot, and selected club stores and other national accounts.

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

International Business

Sales from the International business were approximately $76.9 million, $54.7 million and $48.1 million for fiscal years 2010, 2009 and 2008, respectively. We sell our products in the United Kingdom and elsewhere in Europe primarily through our wholly-owned subsidiary YCE, utilizing our distribution center located in Bristol, England.  As of January 1, 2011, YCE had an international wholesale customer network of approximately 5,000 locations and distributors covering 47 countries. We also sell to Japan, Korea, China and other Asian countries through our Asian distributors.

Retail Operations

Retail Stores

Our retail operations include our retail stores, our Consumer Direct business, our Fundraising business, and Chandler’s restaurant (located at our South Deerfield, Massachusetts flagship store).  All of our retail stores are Yankee Candle-owned and operated; none are franchised.  For the period from fiscal 2005 through fiscal 2010, our retail segment achieved 6% compound annual sales growth from $320.9 million to $426.3 million. Retail sales, as a percentage of total sales, decreased slightly from 59% in fiscal 2009 to 58% in fiscal 2010.

During fiscal 2010, we increased our Yankee Candle retail sales base by 17 net stores, ending the period with 515 Yankee Candle retail stores.  The average capital requirement to open a new Yankee Candle store, including working capital, is approximately $200,000.

In opening new stores, we target high traffic retail locations in shopping malls and lifestyle centers. Our retail stores, excluding our two flagship stores, average approximately 1,640 square feet.  Of our 515 Yankee Candle retail stores, 333 are located in shopping malls.  We plan to open approximately 25 additional stores in 2011.

The non-shopping mall locations include our South Deerfield, Massachusetts and Williamsburg, Virginia flagship stores.  We believe that our flagship stores are the world’s largest candle and holiday-themed stores with approximately 90,000 square feet of retail and entertainment space in South Deerfield and 42,000 square feet in Williamsburg.  These stores promote Yankee Candle’s brand image and culture and allow us to test new product and fragrance introductions. The South Deerfield flagship store is a major tourist destination and provides visitors with a total shopping and entertainment experience including the Yankee Candle making Museum and Chandler’s, a 240-seat restaurant.  This flagship store also includes our Yankee Candle Home “store within a store,” which showcases home goods, accessories, furnishings and decorative accents in sophisticated country décor settings. The Williamsburg flagship store features candle dipping, candle-making demonstrations, animated musical entertainment and an old-time photo studio.  In addition to our retail stores, we also sell our products directly to consumers through the Consumer Direct business, and the Fundraising business.  We believe these two businesses will continue to serve as important sources of revenue growth and profitability, while also helping to build brand awareness, introduce our products to new customers and drive traffic to our retail stores.

Outstanding customer service and a knowledgeable employee base are key elements of our retail strategy. We emphasize formal employee training, particularly with respect to product quality, candle manufacturing and the heritage of Yankee Candle.  We also have a well-developed, eleven-day training program for managers and assistant managers and an in-store training program for sales associates.  Our high customer service standards are an integral part of our ongoing success.  Each store is responsible for implementing and maintaining these customer service standards.  As part of the Consumer Direct business which is a component of our retail operations, we market our products through our consumer direct mail catalogs and Internet web site.  The Consumer Direct business generated $31.8 million of sales in 2010, compared to $29.7 million in 2009.

Consumer Direct Business

Our consumer direct mail catalogs feature a wide selection of our most popular products, together with additional products and offerings exclusive to our catalog channel.  We believe that our consumer direct mail catalog constitutes an important marketing tool, serving to increase the awareness and strength of the Yankee Candle® brand and driving sales to our retail stores and Internet web site.

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

Fundraising Business

In addition, the Fundraising business distributes selected Yankee Candle® brand products through fundraising organizations.  As of January 1, 2011, we sold our products to approximately 16,300 fundraising organizations, which in turn resulted in over 2 million individual sellers selling Yankee Candle products in their local schools and communities.  The Fundraising business generated $37.9 million in sales in 2010, compared to $28.5 million in 2009.

New Product Innovation

We target approximately 25% of our total company net sales to result from the introduction of new products each year.  Our long history as a product innovator in the premium scented candle segment has been supported by our strong and experienced in-house Brand Management, Marketing, Design, and Creative Development teams, which include artists, master fragrance specialists, designers, package developers, trend agents, R&D lab professionals, market researchers, and brand managers.  These internal experts work closely together, along with a network of outside partners, to identify key market trends, to translate these key insights into business strategies, and to develop new product concepts.

In 2010, we introduced 25 new fragrances to our flagship Housewarmer® product line, and an additional 17 new fragrances across our Simply Home™, Yankee Candle Home Classics® and Good Air™ product lines.  We also added several new product forms to our existing candle portfolio, including the launch of our new QuickScents™ line of fast-fragrancing candles.  We continued to expand our home fragrance product offerings, adding a number of new fragrances and styles to our existing products, adding reed diffusers and other products to our Home Classics® line and introducing new products such as our Yankee Candle vent sticks car freshener.  In addition, we expanded the Yankee Candle experience to personal care with the introduction of flavored lip balm and anti-bacterial hand sanitizer.

Manufacturing

Approximately 75% of our gross sales for the fifty-two weeks ended January 1, 2011 were generated by products manufactured at our 294,000 square foot facility in Whately, Massachusetts. As a vertically integrated manufacturer, we are able to closely monitor the quality of our products, control our production costs and effectively manage inventory. We believe this is an important competitive advantage that enables us to ensure high quality products, maintain affordable pricing and provide reliable customer service.

Our products are manufactured using filled, molded, compressed and dipped manufacturing methods. The majority of our products are filled products which are produced by pouring colored, scented liquid wax into a glass container with a wick. Tapers are produced through a dipping process and Tarts® wax potpourri and Samplers® votive candles are made by compression.

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

Suppliers

We maintain strong relationships with our principal fragrance and wax suppliers. We believe we use the highest-quality suppliers in our industry. We have been in the business of manufacturing premium scented candles for many years and are therefore knowledgeable about the different levels of quality of raw materials used in manufacturing candles. As a result, we have developed, jointly with our suppliers, proprietary fragrances which are exclusive to Yankee Candle. Most raw materials used in the manufacturing process, including glassware, wick and packaging materials, are readily available from alternative sources at comparable prices. For each of 2010, 2009 and 2008, no single supplier represented more than 10% of our total cost of goods sold.

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

Intellectual Property

As of January 1, 2011, Yankee Candle has 119 U.S. registered trademarks, several of which are the subject of multiple registrations, including Yankee® (for candles), Yankee Candle® , Housewarmer® , Samplers® , Tarts® and Car Jars®, and has pending several additional trademark applications with respect to its products. We also register certain of our trademarks in various foreign countries. Trademark registrations allow us to use those trademarks on an exclusive basis in connection with our products. If we continue to use our trademarks and make all required filings and payments these trademarks can continue in perpetuity. These registrations are in addition to various copyright registrations and patents held by us, and all trademark, trade dress, copyright, patent and other intellectual property rights of Yankee Candle under statutory and common law. Our intellectual property further includes various proprietary product formulas, business methods and manufacturing and design “know how.”

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

In the premium scented candle segment of the market, in which we primarily compete, our manufacturing competitors include branded and private label manufacturers. There has been some consolidation in recent years in the manufacturing segment of the candle market and based on our current knowledge and understanding of the industry we expect that this trend may continue.

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

Employees

At January 1, 2011, we employed approximately 2,300 full-time employees and approximately 2,600 part-time employees, excluding seasonal and temporary employees. We are not subject to any collective bargaining agreements, and we believe that our relations with our employees are good. We also use seasonal and temporary workers, as necessary, to supplement our labor force during peak selling or manufacturing seasons.

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

Many aspects of our manufacturing and distribution facilities are customized for our business; as a result, the loss of one of these facilities would materially disrupt our operations.

Approximately 75% of our gross sales for the fifty-two weeks ended January 1, 2011 were generated by products we manufactured at our manufacturing facility in Whately, Massachusetts and we rely primarily on our distribution facilities in South Deerfield, Massachusetts to distribute our products. Because most of our machinery is designed or customized by us to manufacture our products, and because we have strict quality control standards for our products, the loss of our manufacturing facility, due to natural disaster or otherwise, would materially affect our operations. Similarly, our distribution facilities rely upon customized machinery, systems and operations, the loss of which would materially affect our operations. Although our manufacturing and distribution facilities are adequately insured, if our facilities were destroyed we believe it would take up to twelve months to resume operations at a level equivalent to current operations.

It will be difficult to maintain our historical growth rates. If we fail to grow our business as planned, our future operating results may suffer.

We intend to continue to pursue a long-term business strategy of increasing sales and earnings by expanding our retail and wholesale operations both in the United States and internationally. However, our ability to grow these operations in the short-term may be negatively impacted by the current economic conditions. Our ability to implement our long-term growth strategy successfully will also be dependent in part on several factors beyond our control, including economic conditions, consumer preferences, and the competitive environment in the markets in which we compete, and we may not be able to achieve our planned growth or sustain our financial performance. Our ability to anticipate changes in the candle, home fragrance and giftware industries, and identify industry trends, will be critical factors in our ability to remain competitive.

We expect that it will become more difficult to maintain our historical growth rate, which could negatively impact our operating margins and results of operations. New stores typically generate lower operating margin contributions than mature stores because (i) fixed costs, as a percentage of sales, are higher and (ii) pre-opening costs are fully expensed in the year of opening. In addition, our retail sales generate lower segment margins than our wholesale sales. Over the past several years, our wholesale business has grown by increasing sales to existing customers and by adding new customers. If we are not able to continue this, our sales and profitability could be adversely affected. In addition, as we expand our wholesale business into new channels of trade that we believe to be appropriate, sales in some of these new channels may, for competitive reasons within the channels, generate lower margins than do our existing wholesale sales. Similarly, as we continue to broaden our product offerings in order to meet consumer demand, we may do so in part by adding products that have lower product margins than those of our core candle products.

Further increases in wax prices above the rate of inflation may negatively impact our cost of goods sold and margins. Any shortages in refined oil supplies could impact our wax supply.

In the past several years significant increases in the price of crude oil have adversely impacted our transportation and freight costs and have contributed to significant increases in the cost of various raw materials, including wax, which is a petroleum-based product. These price increases continued in 2010. This in turn negatively impacts our cost of goods sold and margins. In addition, we believe that rising oil prices and corresponding increases in raw materials and transportation costs negatively impact not only our business but consumer sentiment and the economy at large. Continued weakness in consumer confidence and the macro-economic environment could negatively impact our sales and earnings. Future increases in wax prices could have an adverse affect on our cost of goods sold and could lower our margins.

In addition to the impact of increased wax prices, any shortages in refined oil supplies may impact our wax supply. The closing or disruption of oil refineries could significantly limit our ability to source wax and negatively impact our operations. While we experienced no supply issues in 2010, any future prolonged interruption or reduction in wax supplies could negatively impact our operations, sales and earnings.

We face significant competition in the giftware industry. This competition could cause our revenues or margins to fall short of expectations which could adversely affect our future operating results, financial condition, liquidity and our ability to continue to grow our business.

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

Current environmental laws and regulations, or those enacted in the future, could result in additional liabilities and costs.

The manufacturing of our products may require the use of materials that are subject to a variety of environmental, health and safety laws and regulations. For example, various federal and state agencies regulate the petroleum used to produce our wax products and certain ingredients contained in our fragrance oils. Compliance with these laws and regulations could increase our costs and impact the availability of components required to manufacture our products. Violation of these laws and regulations may subject us to significant fines, penalties or disposal costs, which could negatively impact our results of operations, financial position or cash flows.

We may be unable to continue to open new stores successfully or renew leases for existing locations.

Our retail strategy depends in large part on our ability to successfully open new stores in both existing and new geographic markets. For our strategy to be successful, we must identify and lease favorable store sites on favorable economic terms, hire and train managers and associates and adapt management and operational systems to meet the needs of our expanded operations. These tasks may be difficult to accomplish successfully and any changes in the availability of suitable real estate locations on acceptable terms could adversely impact our retail growth. If we are unable to open new stores as quickly as planned or at all, then our future sales and profits could be materially adversely affected. Even if we succeed in opening new stores, these new stores may not achieve the same sales or profit levels as our existing stores. Also, our retail strategy includes opening new stores in markets where we already have a presence so we can take advantage of economies of scale in marketing, distribution and supervision costs, or the opening of new malls or lifestyle centers in the market. However, these new stores may result in the loss of sales in existing stores in nearby areas, thereby negatively impacting our comparable store sales. A decrease in our retail comparable store sales will have an adverse impact on our cash flows and earnings. This is due to the fact that a significant portion of our expenses are comprised of fixed costs, such as lease payments, and our ability to decrease expenses in response to negative comparable store sales is limited in the short term. Our retail strategy also depends upon our ability to successfully renew the expiring leases of our profitable existing stores. If we are unable to do so at planned levels and upon favorable economic terms, then our future sales and profits could be negatively affected.

The loss or significant deterioration in the financial condition of a significant wholesale customer, or a bankruptcy filing and subsequent bankruptcy proceedings by such a customer, could negatively impact our sales and operating results.

The loss or significant deterioration in the financial condition of one of our major customers could have a material adverse effect on our sales, profitability and cash flow to the extent that we are unable to offset any revenue losses with additional revenue from existing customers or by opening new accounts. We continually monitor and evaluate the credit status of our customers and attempt to adjust trade and credit terms as appropriate. Given the current economic environment, there is an increased risk that wholesale customers could be forced to cease or significantly reduce their purchases from us. The loss of one or more significant wholesale customers, or a significant reduction in their operations, could materially adversely impact our results of operations and financial condition.  In addition, in the event that one of our significant wholesale customers files for bankruptcy protection, there are various potential claims that may arise in connection therewith that, if filed and adversely decided, could potentially negatively impact our operating results and financial condition.

The failure or delay of a third party to supply goods to our customers could adversely impact our business.

For certain of our operations, we rely on third-party vendors to supply goods to our customers. The failure of such vendors to deliver our goods in a timely or appropriate manner could adversely impact our customer relationships, which would adversely impact our business. For example, we currently utilize a third party fulfillment provider for the Fundraising business and the Consumer Direct business. This party recently experienced difficulty in timely delivering goods to our Fundraising business and Consumer Direct business customers. Delays such as these or other problems encountered by our third-party vendors could have an adverse effect on our business, including our reputation and ability to grow our operations as planned.

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

Counterparties to the Credit Facility and interest rate swaps may not be able to fulfill their obligations due to disruptions in the global financial and credit markets.

As a result of concerns about the stability of the financial and credit markets and the strength of counterparties during this challenging global macroeconomic environment, many financial institutions have reduced, and in some instances ceased to provide, funding to borrowers. Based upon information available to us, we have no indication that financial institutions syndicated under Yankee Candle’s Revolving Facility would be unable to fulfill their commitments to us. However, if certain counterparties were to become unable to fulfill those obligations, it may adversely affect our results of operations, financial condition and liquidity.

Additionally, we have entered into interest rate swap agreements to hedge the variability of interest payments associated with the Term Loan Facility. We may be exposed to losses in the event of nonperformance by counterparties on these instruments. Continued turbulence in the global credit markets and the U.S. economy may adversely affect our results of operations and financial condition.

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

At January 1, 2011, the net carrying value of our goodwill and intangible assets totaled approximately $643.6 million and $281.8 million, respectively. Our amortizing intangible assets are subject to impairment testing in accordance with the Property Plant and Equipment Topic of the Accounting Standards Codification (the “ASC”), and our non-amortizing goodwill and trade names are subject to impairment tests in accordance with the Intangibles, Goodwill and Other Topic of the ASC. We review the carrying value of our intangible assets and goodwill for impairment whenever events or circumstances indicate that their carrying value may not be recoverable, at least annually for our goodwill and trade names. Significant negative industry or economic trends, including disruptions to our business, unexpected significant changes or planned changes in the use of our intangible assets, and mergers and acquisitions could result in an impairment charge for any of our intangible assets, goodwill or other long-lived assets.

In the impairment analyses we used certain estimates and assumptions, including a combination of market-based and income-based approaches, each of which were weighted at 50% for the impairment test performed as of November 6, 2010. The market-based approach estimates fair value by applying multiples of potential earnings, such as EBITDA and revenue, of publicly traded comparable companies. We believe this approach is appropriate because it provides a fair value using multiples from companies with operations and economic characteristics similar to our reporting units. The income-based approach is based on projected future debt-free cash flow that is discounted to present value using factors that consider the timing and risk of the future cash flows. We believe this approach is appropriate because it provides a fair value estimate based upon the reporting units expected long-term operations and cash flow performance. The income-based approach is based on future projections of operating results and cash flows. These projections are discounted to present value using a weighted average cost of capital for market participants, who are generally thought to be industry participants. The future projections are based on both past performance and the projections and assumptions used in our current operating plan. Such assumptions are subject to change as a result of changing economic and competitive conditions and could result in additional impairment charges. Further, if the economic market conditions were to worsen and our estimated future discounted cash flows decrease further we may incur additional impairment charges. Additional impairment charges related to our goodwill, tradenames or other intangible assets could have a significant impact on our financial position and results of operations.

Our international operations subject us to a number of risks, including unfavorable regulatory, labor, tax and political conditions in foreign countries.

Sales from our international operations were $76.9 million for the fifty-two weeks ended January 1, 2011, and were primarily generated in Europe. As a result, we are subject to the legal, political, social and regulatory requirements and economic conditions of many jurisdictions other than the United States. Risks inherent to maintaining international operations, include, but are not limited to, the following:

•	withholding taxes or other taxes on our foreign income, tariffs or other restrictions on foreign trade and investment, including currency exchange controls imposed by or in other countries;

•	the inability to obtain, maintain or enforce intellectual property rights in other jurisdictions, at a reasonable cost or at all;

•	difficulty with staffing and managing widespread operations;

•
trade barriers such as export requirements, tariffs, taxes and other restrictions and expenses, which could increase the prices of our products and make our product offering less competitive in some countries; and

•	our establishing ourselves and becoming tax resident in foreign jurisdictions.

Our business in foreign markets requires us to respond to rapid changes in market conditions in these countries. Our overall success in these international markets depends, in part, on our ability to succeed under differing legal, regulatory, economic, social and political conditions. There can be no assurance that we will be able to develop, implement and maintain policies and strategies that will be effective in each location where we do business. As a result of any of the foregoing factors, our financial condition, results of operations, business and/or prospects could be materially adversely affected.

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

•	changes in our ability to attract, retain and develop highly-qualified employees or changes in the cost or availability of a sufficient labor force to manage and support our operations;

•	changes in our ability to meet objectives with regard to business acquisitions or new business ventures;

•	the occurrence of severe weather events prohibiting or discouraging consumers from traveling to retail or wholesale locations;

•	the disruption of global, national or regional transportation systems;

•	the occurrence of certain material events including natural disasters, acts of terrorism, the outbreak of war or other significant national or international events;

•	an outbreak of certain public health issues, including contagious diseases;

•	our ability to react in a timely manner and maintain our critical business processes and information systems capabilities in a disaster recovery situation; and

•	changes in our ability to manage our existing computer systems and technology infrastructures, and our ability to implement successfully new computer systems and technology infrastructures.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We own or lease several facilities located in Massachusetts, Virginia, California and Bristol, England, as described in the table below:

TYPE OF FACILITY	LOCATION	SIZE
Manufacturing	Whately, MA	294,000 sq.ft.
Distribution center (1) (2)	South Deerfield, MA	256,000 sq ft.
Warehouse (1) (3)	South Deerfield, MA	138,000 sq.ft
Flagship retail store and restaurant (4)	South Deerfield, MA	90,000 sq.ft.
Corporate offices (1) (5)	South Deerfield, MA	75,000 sq.ft.
Distribution center (1)	Bristol, England	62,000 sq.ft.
Distribution center	South Deerfield, MA	60,000 sq.ft.
Office and warehouse space	South Deerfield, MA	44,000 sq.ft.
Flagship retail store (6)	Williamsburg, VA	42,000 sq.ft.
Manufacturing and distribution center (7)	Irvine, CA	15,000 sq.ft.
Employee health and fitness center	South Deerfield, MA	12,000 sq.ft.
Corporate Offices (1) (8)	Petaluma, CA	12,000 sq.ft.

Notes:

(1)	Leased facility.
(2)	We have the right under the lease to expand this facility from time to time. We believe that the facility has the capacity to be expanded by up to an additional 105,000 sq. ft.
(3)	This lease term began on January 1, 2008 and is currently set to expire on December 31, 2013.
(4)	This building includes an additional 11,000 sq. ft. of office space.
(5)	We have the right under the lease to expand this facility from time to time. We believe that the facility has the capacity to be expanded by up to an additional 30,000 square feet.
(6)	This building includes an additional 23,000 sq. ft. of mezzanine space.
(7)	In October 2009, as a result of the discontinuance of the Aroma Naturals division we entered into a sublease of this facility. This lease expires on December 31, 2011.
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

Our Yankee Candle retail stores were located in the following 44 states as of January 1, 2011:

Store Count
STATE	MALL	NON-MALL	TOTAL
ALABAMA	2	1	3
ARIZONA	3	—	3
ARKANSAS	—	1	1
CALIFORNIA	13	—	13
COLORADO	3	6	9
CONNECTICUT	9	4	13
DELAWARE	3	1	4
FLORIDA	26	12	38
GEORGIA	10	5	15
ILLINOIS	14	14	28
INDIANA	11	5	16
IOWA	6	—	6
KANSAS	3	2	5
KENTUCKY	5	2	7
LOUISIANA	3	1	4
MAINE	2	2	4
MARYLAND	12	7	19
MASSACHUSETTS	17	17	34
MICHIGAN	15	5	20
MINNESOTA	6	3	9
MISSISSIPPI	1	1	2
MISSOURI	9	6	15
NEBRASKA	2	3	5
NEVADA	1	1	2
NEW HAMPSHIRE	5	3	8
NEW JERSEY	11	11	22
NEW MEXICO	1	—	1
NEW YORK	26	9	35
NORTH CAROLINA	12	4	16
NORTH DAKOTA	1	—	1
OHIO	16	9	25
OKLAHOMA	3	1	4
OREGON	3	—	3
PENNSYLVANIA	22	12	34
RHODE ISLAND	1	3	4
SOUTH CAROLINA	5	6	11
SOUTH DAKOTA	1	—	1
TENNESSEE	7	5	12
TEXAS	11	8	19
VERMONT	1	3	4
VIRGINIA	15	6	21
WASHINGTON	6	—	6
WEST VIRGINIA	3	—	3
WISCONSIN	9	1	10

TOTAL	335	180	515

ITEM 3.	LEGAL PROCEEDINGS

In August 2009, in connection with the Linens ‘N Things bankruptcy proceedings, Linens Holding Co. and its affiliates (“Linens”) filed a lawsuit against Yankee Holding and certain of its subsidiaries in United States Bankruptcy Court in the District of Delaware alleging that pursuant to the United States Bankruptcy Code Linens was entitled to recover from us certain amounts on the basis that they constitute “preferential transfers” under the Code. In January 2011, we settled this matter, subject to approval by the bankruptcy court, for the payment by Yankee Candle of $0.2 million.

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

There is no market for our equity securities, all of which are currently held by Yankee Candle Investments LLC, an indirect parent company.  On February 8, 2011, all then-existing equity interests in YCC Holdings, LLC, our predecessor parent company, were exchanged for identical equity interests in Yankee Candle Investments LLC.   As of March 25, 2011, there were 29 holders of our indirect parent company’s Class A common units, 46 holders of our indirect parent company’s Class B common units and 15 holders of our indirect parent company’s Class C common units. See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” Our credit agreement and our senior notes and senior subordinated notes restrict the making of dividends by our parent company, other than tax distributions in accordance with its operating agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” Our parent company’s Incentive Equity Plan provides for the issuance of 474,897 Class B common units, 54,604 of which remained available for future issuance as of January 1, 2011. The Company authorized a new class of units, Class C common units, in October 2007, which are available for issuance under the Incentive Equity Plan. Any issuances of Class C common units reduces the amount of Class B common units available for future grant.

ITEM 6.	SELECTED FINANCIAL DATA

Financial information of the Successor as of and for the years ended January 1, 2011, January 2, 2010, January 3, 2009 and the period February 6, 2007 to December 29, 2007 is presented below. The accompanying audited consolidated financial data for the year ended December 30, 2006 and the period December 31, 2006 to February 5, 2007 are those of the Predecessor.

The selected historical consolidated financial and other data that follows should be read in conjunction with the “Consolidated Financial Statements”, the accompanying notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K. The historical financial data as of January 1, 2011 and January 2, 2010 and for the fifty-two weeks ended January 1, 2011, and January 2, 2010, and the fifty-three weeks ended January 3, 2009 has been derived from the audited consolidated financial statements and the accompanying notes in Item 8 herein.

The historical financial data as of January 3, 2009, December 29, 2007, and December 30, 2006 and for the periods December 31, 2006 to February 5, 2007 and February 6, 2007 to December 29, 2007, and the fifty-two weeks ended December 30, 2006 has been derived from audited financial statements for the corresponding periods, which are not contained in this document.

The selected historical financial data may not be indicative of our future performance.

	Successor				Predecessor
(In thousands)	Fifty-two Weeks Ended January 1, 2011	Fifty-two Weeks Ended January 2, 2010	Fifty-three Weeks Ended January 3, 2009	Period February 6,2007 to December 29, 2007	Period December 31, 2006 to February 5, 2007	Fifty-two Weeks Ended December 30, 2006
Statement of Income Data:
Sales	$733,717	$681,064	$689,146	$656,525	$51,552	$670,762
Cost of sales	307,103	276,793	291,445	312,026	23,020	287,369

Gross profit	426,614	404,271	397,701	344,499	28,532	383,393
Selling expenses	212,580	198,116	196,098	174,131	14,886	159,288
General and administrative expenses	62,609	69,598	53,485	62,717	13,828	73,135
Restructuring charges	829	1,881	393	-	-	(397)
Goodwill and intangible asset impairments	-	-	452,427 (1)	-	-	-

Income (loss) from operations	150,596	134,676	(304,702)	107,651	(182)	151,367
Other expense, net	84,620	94,064	94,410	91,248	970	15,223

Income (loss) from continuing operations before provision for (benefit from) income taxes	65,976	40,612	(399,112)	16,403	(1,152)	136,144
Provision for (benefit from) income taxes	23,688	16,544	(13,036)	6,422	58	50,346

Income (loss) from continuing operations	42,288	24,068	(386,076)	9,981	(1,210)	85,798
(Loss) income from discontinued operations, net of income taxes	(379)	(7,696)	(23,248)	(5,454)	(620)	(1,283)

Net income (loss)	$41,909	$16,372	$(409,324)	$4,527	$(1,830)	$84,515

	Successor						Predecessor
(In thousands)	Fifty-two Weeks Ended January 1, 2011	Fifty-two Weeks Ended January 2, 2010	Fifty-three Weeks Ended January 3, 2009		Period February 6,2007 to December 29, 2007		Period December 31, 2006 to February 5, 2007		Fifty-two Weeks Ended December 30, 2006
Balance Sheet Data (as of end of fiscal year):
Cash and cash equivalents	$12,713	$9,095	$130,577		$5,627		$	n/a	$22,773
Working capital	25,739	35,144	116,260		37,663			n/a	34,295
Total assets	1,209,700	1,219,080	1,372,569		1,775,797			n/a	372,922
Total debt	901,125	989,125	1,183,125		1,130,125			n/a	140,000
Total stockholders’ equity (deficit)	70,008	23,243	(2,821)		416,605			n/a	115,565
Other Data:
Number of retail stores (at end of fiscal year)	515	498	463		429			n/a	404
Comparable store sales	0.1%	(3.2)%	(7.8)%		(2.2	)%(2)		n/a	9.0%
Comparable sales including Consumer Direct	0.7%	(3.0)%	(6.1)%		(2.3	)%(2)		n/a	10.4%
Gross profit margin	58.1%	59.4%	57.7%		52.5%			55.3%	57.2%
Depreciation and amortization	$42,978	$46,778	$46,995		$41,988			$2,673	$26,780
Capital expenditures	18,019	15,587	19,983		28,178			733	24,888
EBITDA from continuing operations	188,370	165,861	(286,112	)(1)	139,780			1,702	176,397
Cash Flow Data:
Net cash flows from operating activities	$110,405	$90,633	$88,641		$73,224			$(10,067)	$144,045
Net cash flows from investing activities	(17,449)	(17,965)	(18,747)		(1,457,960)			(2,250)	(50,399)
Net cash flows from financing activities	(89,242)	(194,287)	55,390		1,375,540			4,317	(83,870)

(1)
We completed our annual impairment testing of goodwill and indefinite-lived intangible assets as of November 1, 2008. As a result of the annual impairment testing, we recorded an impairment charge of $452.4 million related to our goodwill and indefinite lived intangible assets during 2008.

(2)	For the 52 weeks ended December 29, 2007.

Other Data – EBITDA from continuing operations

Management presents EBITDA from continuing operations, which is a non-GAAP liquidity measure, because we believe that it is a useful tool for us and our investors to measure our ability to meet debt service, capital expenditure and working capital requirements. EBITDA from continuing operations, as presented, may not be comparable to similarly titled measures reported by other companies since not all companies necessarily calculate EBITDA from continuing operations in an identical manner and therefore is not necessarily an accurate means of comparison between companies. EBITDA from continuing operations is not intended to represent cash flows for the period or funds available for management’s discretionary use nor has it been represented as an alternative to operating income as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. In order to compensate for differences in the calculation of EBITDA from continuing operations across companies, EBITDA from continuing operations should be evaluated in conjunction with GAAP measures such as operating income, net income, cash flow from operations and other measures of equal importance. In addition, the Company’s debt covenants in the credit agreement relating to our Credit Facility contain ratios based on an EBITDA measure as defined in Note 10, “Long-term Debt,” to the consolidated financial statements. EBITDA from continuing operations differs from the definition used in our Credit Facility, as further described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources.”

A reconciliation of EBITDA to cash flows provided by (used in) operations is as follows:

	Successor				Predecessor
(In thousands)	Fifty-two Weeks Ended January 1, 2011	Fifty-two Weeks Ended January 2, 2010	Fifty-three Weeks Ended January 3, 2009	Period February 6, 2007 to December 29, 2007	Period December 31, 2006 to February 5, 2007	Fifty-two Weeks Ended December 30, 2006
EBITDA	$188,370	$165,861	$(286,112)	$139,780	$1,702	$176,397
(Provision for) benefit from income taxes	(23,688)	(16,544)	13,036	(6,422)	(58)	(50,346)
Interest expense, net	(84,638)	(92,345)	(95,263)	(92,400)	(985)	(15,328)
Amortization of deferred financing costs	4,840	5,998	4,504	4,071	51	572
Equity-based compensation expense	962	857	892	670	8,638	5,772
Non-cash charge related to increased inventory carrying value	-	-	-	40,472	-	-
Deferred taxes	3,931	12,312	(19,059)	(14,132)	(3,905)	7,549
Non-cash adjustments related to restructuring	10	(816)	12,050	-	-	-
Goodwill and intangible asset impairments	-	1,182	462,616	-	-	-
Other non-cash items	8,750	6,918	(458)	1,783	(4,228)	(1,269)
Net changes in assets and liabilities	11,868	7,210	(3,565)	(598)	(11,282)	20,698

Cash flows from operating activities	$110,405	$90,633	$88,641	$73,224	$(10,067)	$144,045

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about operating results and the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies involve its more significant estimates and judgments and are therefore particularly important to an understanding of our results of operations and financial position.

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

We perform our annual impairment testing at the reporting unit level. We reviewed the provisions of the Intangibles, Goodwill and Other Topic of the ASC with respect to the criteria necessary to evaluate the number of reporting units that exist. We also considered the way we manage our operations and the nature of those operations. As of November 6, 2010, the date of our most recent annual impairment test, we had three reporting units: retail, wholesale and international.

Fair values of the reporting units are derived through a combination of market-based and income-based approaches, each of which were weighted at 50% for the impairment test performed as of November 6, 2010. The market-based approach estimates fair value by applying multiples of potential earnings, such as EBITDA and revenue, of publicly traded comparable companies. We believe this approach is appropriate because it provides a fair value using multiples from companies with operations and economic characteristics similar to our reporting units. The income-based approach is based on projected future debt-free cash flow that is discounted to present value using factors that consider the timing and risk of the future cash flows. We believe this approach is appropriate because it provides a fair value estimate based upon the reporting units expected long-term operations and cash flow performance. The income-based approach is based on a reporting unit’s future projections of operating results and cash flows. These projections are discounted to present value using a weighted average cost of capital for market participants, who are generally thought to be industry participants. The future projections are based on both past performance and the projections and assumptions used in our current operating plan. Such assumptions are subject to change as a result of changing economic and competitive conditions.

The income-based approach is based on future projections of operating results and cash flows. These projections are discounted to present value using a weighted average cost of capital for market participants, who are generally thought to be industry participants. Our future projections of operating results are based on both past performance and the projections and assumptions used in our current operating plan. Changes to our discount rate assumptions or our operating projections as a result of changing economic and competitive conditions could result in impairment charges. Further, if the economic market conditions worsen and our estimated future discounted cash flows decrease, we may incur additional impairment charges. Additional impairment charges related to our goodwill, tradenames or other intangible assets could have a significant impact on our financial position and results of operations.

The Company completed its 2010 annual impairment testing of goodwill and indefinite-lived intangible assets as of November 6, 2010 and no impairment was recorded as the fair value of these assets are substantially in excess of book value. As a result of its 2009 annual impairment testing, for the year ended January 2, 2010, no impairment was recorded by the Company as the fair value of these assets were substantially in excess of book value. As a result of its 2008 annual impairment testing, for the year ended January 3, 2009, the Company recorded impairment charges of $366.3 million and $86.1 million related to goodwill and tradenames.

SALES / RECEIVABLES

We sell our products both directly to retail customers and through wholesale channels. Merchandise sales are recognized upon transfer of ownership, including passage of title to the customer and transfer of the risk of loss related to those goods. In our wholesale segment, products are shipped “free on board” shipping point; however revenue is recognized at the time the product is received by the customer due to our practice of absorbing risk of loss in the event of damaged or lost shipments. In our retail segment, transfer of title takes place at the point of sale (i.e., at our retail stores). There are no situations, either in our wholesale or retail segments, where legal risk of loss does not transfer upon receipt by our customers. Although we do not provide a contractual right of return, in the course of arriving at practical business solutions to various claims, we have allowed sales returns and allowances. In these situations, customer claims for credit or return due to damage, defect, shortage or other reason must be pre-approved by us before credit is issued or such product is accepted for return. Such returns have not precluded sales recognition because we have a long history with such returns, which we use in establishing a reserve. This reserve, however, is subject to change. In our wholesale segment, we have included a reserve in our financial statements representing our estimated obligation related to promotional marketing activities. In addition to returns, we bear credit risk relative to our wholesale customers. We have provided a reserve for bad debts in our financial statements based on our estimates of the creditworthiness of our customers. However, this reserve is also subject to change. Changes in these reserves could affect our operating results.

COST OF SALES, SELLING EXPENSE AND GENERL AND ADMINISTRATIVE EXPENSE

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

DERIVATIVE INSTRUMENTS

The Company uses interest rate swaps to eliminate the variability of a portion of cash flows associated with the forecasted interest payments on its Term Facility. This is achieved through converting a portion of the floating rate Term Facility to a fixed rate by entering into pay-fixed interest rate swaps. During the second quarter of 2009 the Company changed the interest rate election on its Term Facility from the three-month LIBOR rate to the one-month LIBOR rate. As a result, the Company’s existing interest rate swaps were de-designated as cash flow hedges and the Company no longer accounts for these instruments using hedge accounting with changes in fair value recognized in the consolidated statement of operations. The unrealized loss included in other comprehensive income “OCI” on the date the Company changed its interest rate election is being amortized to other expense over the remaining terms of the two interest rate swap agreements. One of the swap agreements expired in March of 2010 and the other will expire in March of 2011.

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

SEGMENT REPORTING

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

The CEO evaluates both the Company’s retail and wholesale operations based on an “operating earnings” measure. Our wholesale operations is made up of our  wholesale and International reporting units. These reporting units have been aggregated into one reporting segment in accordance with ASC Topic 350. Such measure gives recognition to specifically identifiable operating costs such as cost of sales and selling expenses. Administrative charges are generally not allocated to specific operating segments and are accordingly reflected in the unallocated/corporate/other reconciliation to the total consolidated results. The effects of purchase accounting adjustments related to the Merge are not included in segment operations below, consistent with internal reports used by the CEO. These amounts are also included in the unallocated/corporate/other column. Other components of the consolidated statements of operations, which are classified below operating income, are also not allocated to segments. The Company does not account for or report assets, capital expenditures or depreciation and amortization by segment to the CEO.

INCOME TAXES

We file income tax returns in the U.S. federal jurisdiction, various states, the United Kingdom and Germany. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on estimates of whether, and to what extent, additional taxes will be due. We adjust these reserves in light of changing facts and circumstances. The provision for income taxes includes the impact of our reserve positions and changes to those reserves when appropriate. We also recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

We have significant deferred tax liabilities recorded on our financial statements, which are attributable to the effect of purchase accounting adjustments recorded as a result of the Merger. We also have a significant deferred tax asset recorded on our financial statements. This asset arose at the time of our recapitalization in 1998 and reflects the tax benefit of future tax deductions for us from the recapitalization. The recoverability of this future tax deduction is dependent upon our future profitability. We have made an assessment that this asset is more likely than not to be recovered and is appropriately reflected on the balance sheet. Should we find that we are not able to utilize this deduction in the future we would have to record a reserve for all or a part of this asset, which would adversely affect our operating results and cash flows.

SHARE-BASED COMPENSATION

The Company accounts for its share-based compensation in accordance with the Stock Compensation Topic of the ASC. Share based compensation charges of $1.0 million and $0.9 million were recorded in the accompanying consolidated statements of operations for the fifty-two weeks ended January 1, 2011 and the fifty-two weeks ended January 2, 2010, respectively. For the fifty-three weeks ended January 3, 2009 share based compensation charges of $0.9 million were recorded in the accompanying consolidated statements of operations.

With respect to the Class B and Class C common units, since we are no longer publicly traded as a result of the Merger, we base our estimate of expected volatility on the median historical volatility of a group of eight comparable public companies. The historical volatilities of the comparable companies were measured over a 5–year historical period. The expected term of the Class B and Class C common units granted represents the period of time that the units are expected to be outstanding and is assumed to be approximately 5 years based on management’s estimates of the time to a liquidity event. We do not expect to pay dividends, and accordingly, the dividend yield is zero. The risk free interest rate reflects a five-year period commensurate with the expected time to a liquidity event and was based on the U.S. Treasury yield curve. We do not estimate a forfeiture rate as our unvested shares vest daily.

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

OVERVIEW
The following table presents our results of operations for the fifty-two weeks ended January 1, 2011 and January 2, 2010, and the fifty-three weeks ended January 3, 2009:

(In millions)
	Fifty-two Weeks Ended January 1, 2011	Fifty-two Weeks Ended January 2, 2010	Fifty-three Weeks Ended January 3, 2009
Statements of Operations Data:
Sales	$733.7	$681.1	$689.1
Cost of sales	307.1	276.8	291.4

Gross profit	426.6	404.3	397.7
Selling expenses	212.6	198.1	196.1
General and administrative expenses	62.6	69.6	53.5
Restructuring charges	0.8	1.9	0.4
Goodwill and intangible asset impairments	—	—	452.4

Income (loss) from operations	150.6	134.7	(304.7)
Other expense, net	84.6	94.1	94.4

Income (loss) from continuing operations before provision for (benefit from) income taxes	66.0	40.6	(399.1)
Provision for (benefit from) income taxes	23.7	16.5	(13.0)

Income (loss) from continuing operations	42.3	24.1	(386.1)
Loss from discontinued operations, net of income taxes	(0.4)	(7.7)	(23.2)

Net income (loss)	$41.9	$16.4	$(409.3)

In addition, the following table sets forth the various components of our consolidated statements of operations, expressed as a percentage of sales, for the periods indicated that are used in connection with the discussion herein.

	Fifty-two Weeks Ended January 1, 2011	Fifty-two Weeks Ended January 2, 2010	Fifty-three Weeks Ended January 3, 2009
Statements of Operations Data:
Sales:
Wholesale	41.9%	41.1%	43.3%
Retail	58.1%	58.9%	56.7%

Total net sales	100.0%	100.0%	100.0%
Cost of sales	41.9%	40.6%	42.3%

Gross profit	58.1%	59.4%	57.7%
Selling expenses	29.0%	29.1%	28.5%
General and administrative expenses	8.5%	10.2%	7.8%
Restructuring charges	0.1%	0.3%	—%
Goodwill and intangible asset impairments	—%	—%	65.7%

Income (loss) from operations	20.5%	19.8%	(44.3)%
Other expense, net	11.5%	13.8%	13.7%

Income (loss) from continuing operations before provision for (benefit from) income taxes	9.0%	6.0%	(58.0)%
Provision for (benefit from) income taxes	3.2%	2.4%	(2.0)%
Income (loss) from continuing operations	5.8%	3.5%	(56.0)%
Loss from discontinued operations, net of income taxes	(0.1)%	(1.1)%	(3.4)%

Net income (loss)	5.7%	2.4%	(59.4)%

EXECUTIVE SUMMARY

The current retail and economic environment continues to be difficult. General consumer spending levels, including employment levels and other economic conditions, greatly impact the retail and wholesale industries. Like other consumer-facing companies, our business continues to be impacted by these factors. Sluggish mall traffic and reduced consumer spending impact both our retail and wholesale businesses. Our operations for the fifty-two weeks ended January 1, 2011 were impacted by the volatility of the economic environment. The following is a summary of our fifty-two weeks ended January 1, 2011 (“2010”):

•
Despite the continued weakened economic environment, including sluggish retail traffic and depressed consumer spending, sales increased 7.7% to $733.7 million in 2010 from $681.1 million in 2009, driven primarily by double digit growth in both our international operations and our fundraising business.

•
Comparable store and catalog and Internet sales for our retail segment increased 0.7% in 2010 compared to 2009. Yankee Candle comparable store sales for 2010 increased 0.1% compared to 2009. The increase in comparable store sales was driven by a slight increase in transactions, offset by a slight decrease in average ticket.

•	In fiscal 2010 we increased our Yankee Candle retail sales base by 17 net stores, ending the year with 515 Yankee Candle retail stores in 44 states.

•	We ended fiscal 2010 with approximately 20,200 wholesale locations, including our European operations.

•	During 2010, we repaid $88.0 million of the Term Facility and ended the year with no revolver borrowings.

•
During January 2010, we executed a plan to reduce our administrative workforce and reorganize our distribution network, closing one leased facility. We recorded restructuring charges of $0.8 million during 2010 within continuing operations as part of this plan.

FIFTY-TWO WEEKS ENDED JANUARY 1, 2011 (“2010”) COMPARED TO FIFTY-TWO WEEKS ENDED JANUARY 2, 2010 (“2009”)

SALES

Sales increased 7.7% to $733.7 million in 2010 from $681.1 million in 2009.

Retail Sales

Retail sales increased 6.2% to $426.3 million for 2010 from $401.3 million for 2009.

The increase in retail sales was achieved primarily through (i) increased sales in our Yankee Candle Fundraising division of approximately $9.4 million, (ii) the addition of 26 new Yankee Candle retail stores opened in 2010 which increased sales by approximately $8.6 million, (iii) increased sales attributable to stores opened in 2009 that have not entered the comparable store base (which in 2009 were open for less than a full year) of approximately $4.6 million, (iv) increased sales in our catalog and internet business of approximately $2.1 million and (v) increased comparable store sales of approximately $0.3 million.

Yankee Candle comparable store sales for 2010 were relatively flat to the prior year with approximately a 0.1% increase over 2009.  Total comparable store sales including our catalog and internet business increased approximately 0.7% in 2010 compared to 2009.  Comparable store sales represent a comparison of sales during the corresponding fiscal periods on stores in our comparable stores sales base. A store first enters our comparable store sales base in the fourteenth fiscal month of operation. The increase in comparable store sales was driven by an increase in transactions, offset by a slight decrease in average ticket.  There were 489 stores included in the Yankee Candle comparable store base as of January 1, 2011 as compared to 460 stores included in the Yankee Candle comparable store base as of January 2, 2010. There were 515 total retail stores open as of January 1, 2011, compared to 498 total retail stores open as of January 2, 2010. Permanently closed stores are excluded from the comparable store calculation beginning in the month in which the store closes.

Wholesale Sales

Wholesale sales, including European operations, increased 9.9% to $307.4 million for 2010 from $279.8 million for 2009.

The increase in wholesale sales was primarily due to (i) increased sales in our international operations of approximately $22.7 million,  (ii) sales to new domestic wholesale locations opened during the last 12 months of approximately $7.0 million and (iii) increased sales in domestic wholesale locations in operation prior to 2010 of approximately $0.9 million, partially offset by a decrease in sales of new product ventures of approximately $3.0 million

GROSS PROFIT

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

Gross profit increased 5.5% to $426.6 million in 2010 from $404.3 million in 2009. As a percentage of sales, gross profit decreased to 58.1% in 2010 from 59.4% in 2009. Included in the calculation of gross profit for fiscal 2010 and 2009 are purchase accounting costs of $0.3 million and $(0.1) million, respectively. These costs were not allocated to our segments.

Retail Gross Profit

Retail gross profit dollars increased 3.8% to $281.0 million for 2010 from $270.8 million for 2009. The increase in gross profit dollars was primarily attributed to sales volume increases in our retail operations, which contributed approximately $20.8 million and increased profitability in our Yankee Candle fundraising division of approximately $4.7 million driven by increased sales volume, offset by increased promotional activity of approximately $14.7 million and increased costs in our supply chain operations of approximately $0.7 million.

As a percentage of retail sales, retail gross profit decreased to 65.9% for 2010 from 67.5% for 2009.  The decrease in retail gross profit rate was primarily the result of increased promotional activity of approximately 1.2% and decreased profitability in our Yankee Candle fundraising division of approximately 0.4%.

Wholesale Gross Profit

Wholesale gross profit dollars increased 9.3% to $145.9 million for 2010 from $133.5 million for 2009. The increase in gross profit dollars was primarily attributed to sales volume increases within our wholesale operations which contributed approximately $14.8 million offset by increased promotional activity of $1.3 million, reduced sales volume in our new product ventures generating unfavorable margin dollars of approximately $0.7 million and slightly unfavorable results in our supply chain operations of $0.5 million.

As a percentage of wholesale sales, wholesale gross profit decreased to 47.4% for 2010 from 47.7% for 2009. The decrease in wholesale gross profit rate was primarily the result of increased costs in our supply chain operations of approximately 0.3% and increased promotional activity of approximately 0.2%, offset by decreased sales volume within new product ventures which has a lower profit margin, and which has become a smaller portion of the wholesale business resulting in favorable margin rate of 0.2% relative to the prior year.

SELLING EXPENSES

Selling expenses were $212.6 million for the fifty-two weeks ended January 1, 2011 as compared to $198.1 million for the fifty-two weeks ended January 2, 2010. These expenses are related to both wholesale and retail operations and consist of payroll, occupancy, advertising and other operating costs, as well as pre-opening costs, which are expensed as incurred. As a percentage of sales, selling expenses were 29.0% and 29.1% for the fifty-two weeks ended January 1, 2011 and January 2, 2010, respectively. Included in selling expenses for fiscal 2010 and 2009 are purchase accounting costs, primarily amortization of intangible assets, of $14.2 million and $15.5 million, respectively. These costs were not allocated to our segments.

Retail Selling Expenses

Retail selling expenses were $170.0 million for the fifty-two weeks ended January 1, 2011 as compared to $160.3 million for the fifty-two weeks ended January 2, 2010. These expenses relate to payroll, occupancy, advertising and other store operating costs, as well as pre–opening costs, which are expensed as incurred. As a percentage of retail sales, retail selling expenses were 39.9% and 40.0% for the fifty-two weeks ended January 1, 2011 and January 2, 2010, respectively. The increase in retail selling expenses in dollars was primarily related to selling expenses incurred in the new Yankee Candle retail stores opened in 2010 and 2009, which together contributed approximately $6.5 million, increases in marketing costs of approximately $2.7 million and an increase in commission expense of $0.9 million driven by our Yankee Candle fundraising sales growth.

The decrease in selling expenses as a percentage of sales was primarily due to leveraging labor and occupancy costs against a higher sales base of approximately 0.8%.  This was offset by increased marketing related costs of approximately 0.6%, increases from new Yankee Candle retail stores opened in 2010 and 2009, which together negatively impacted selling expense by approximately 0.2% and increased commission expense of 0.2% related to increased sales in our Yankee Candle fundraising division.

Wholesale Selling Expenses

Wholesale selling expenses were $28.3 million for the fifty-two weeks ended January 1, 2011 as compared to $22.2 million for the fifty-two weeks ended January 2, 2010. These expenses relate to payroll, advertising and other operating costs. As a percentage of wholesale sales, wholesale selling expenses were 9.2% and 7.9% for the fifty-two weeks ended January 1, 2011 and January 2, 2010, respectively.

The increase in selling expenses was attributable to increased costs in our international business of approximately $5.3 million driven primarily by increased commissions, and labor and occupancy costs related to the revenue growth in that business.  Increased selling expenses in our domestic wholesale business were approximately $0.6 million driven primarily by sales incentives from increased sales and consulting and marketing related expenses for new product innovations.

The increase in selling expenses as a percentage of sales was primarily driven by the growth in our international division which incurs higher selling expenses as a percentage of sales.  Those increases were primarily related to increases in commissions, labor and occupancy costs which contributed approximately 0.9% as a percentage of sales.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist primarily of personnel–related costs including senior management, accounting, information systems, human resources, legal, marketing, management incentive programs and bonus and other costs that are not readily allocable to either the retail or wholesale operations. General and administrative expenses were $62.6 million and $69.6 million for the fifty-two weeks ended January 1, 2011 and January 2, 2010, respectively.

As a percentage of sales, general and administrative expenses were 8.5% and 10.2% for the fifty-two weeks ended January 1, 2011 and January 2, 2010, respectively.

The decrease in general and administrative expense in dollars and as a percentage of sales was driven by a decrease in the management incentive plan expense , which contributed $2.9 million to the decrease, decreased medical insurance costs of $1.7 million and decreased consulting fees of $1.6 million.

RESTRUCTURING CHARGES

Fiscal 2010

During the fifty-two weeks ended January 1, 2011, the Company recorded restructuring charges of $1.2 million primarily related to reducing our administrative workforce and reorganizing our distribution network and closing one leased facility. Included in the restructuring charge was $0.6 million of occupancy related costs, primarily consisting of lease termination costs, and $0.6 million primarily related to employee severance costs.

As of January 1, 2011, the Company has incurred restructuring charges of $23.9 million, including $12.4 million, $10.3 million, and $1.2 million recorded during the fourth quarter of 2008, and the fifty-two weeks ended January 2, 2010 and January 1, 2011, respectively. As of January 1, 2011, the occupancy related accrual primarily relates to lease termination buyout agreements for the Illuminations retail stores. The lease related to the Illuminations corporate headquarters in Petaluma, California expires in March 2013. This lease will be paid through March 2013 unless the Company is able to structure a buyout agreement with the landlord.

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

The following is a summary of restructuring charge activity for the fifty-two weeks ended January 1, 2011 and January 2, 2010:

		Fifty-Two Weeks Ended January 1, 2011
	Accrued as of January 2, 2010	Expense	Costs Paid	Non-Cash Charges	Accrued as of January 1, 2011
Continuing Operations
Occupancy related	$17	$210	$(217)	$(10)	$—
Employee related	32	619	(594)	—	57

Total Continuing Operations	49	829	(811)	(10)	57

Discontinued Operations
Occupancy related	2,474	366	(1,817)	—	1,023
Employee related	41	—	(41)	—	—

Total Discontinued Operations	2,515	366	(1,858)	—	1,023

Total Restructuring Charges	$2,564	$1,195	$(2,669)	$(10)	$1,080

		Fifty-Two Weeks Ended January 2, 2010
	Accrued as of January 3, 2009	Expense	Costs Paid	Non-Cash Charges	Accrued as of January 2, 2010
Continuing Operations
Occupancy related	$60	$113	$(157)	$1	$17
Impairment of long-lived assets and other	5	1,112	(1,092)	(25)	—
Employee related	—	656	(624)	—	32

Total Continuing Operations	65	1,881	(1,873)	(24)	49

Discontinued Operations
Occupancy related	981	6,428	(5,783)	848	2,474
Impairment of long-lived assets and other	20	139	(151)	(8)	—
Employee related	—	695	(654)	—	41
Impairment of Aroma Naturals intangible assets and goodwill	—	1,182	—	(1,182)	—

Total Discontinued Operations	1,001	8,444	(6,588)	(342)	2,515

Total Restructuring Charges	$1,066	$10,325	$(8,461)	$(366)	$2,564

OTHER EXPENSE, NET

Other expense, net was $84.6 million and $94.1 million for the fifty-two weeks ended January 1, 2011 and January 2, 2010, respectively.

The primary component of other expense, net was interest expense, which was $75.6 million and $86.1 million for the fifty-two weeks ended January 1, 2011 and January 2, 2010, respectively. The decrease in interest expense primarily relates to lower average borrowings in 2010 versus 2009.

PROVISION FOR INCOME TAXES

The provision for income taxes for the fifty-two weeks ended January 1, 2011 and January 2, 2010, was $23.7 million and $16.5 million, respectively. The effective tax rates for the fifty-two weeks ended January 1, 2011 and January 2, 2010 were 35.9% and 40.7%, respectively. The decrease in the effective tax rate for the fifty-two weeks ended January 1, 2011 compared to the fifty-two weeks ended January 2, 2010 is primarily attributable to an increase in the manufacturing deduction and a decrease in our state effective tax rate in the current year.

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX

The discontinued operations of both the Illuminations and Aroma Naturals businesses are as follows:

	Fifty-two Weeks Ended January 1, 2011	Fifty-two Weeks Ended January 2, 2010
Sales	$—	$9,793

Loss from discontinued operations	$(615)	$(12,639)
Benefit from income taxes	(236)	(4,943)

Loss from discontinued operations, net of income taxes	$(379)	$(7,696)

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

The increase in retail sales was achieved primarily through (i) the addition of 36 new Yankee Candle retail stores opened in 2009 which increased sales by approximately $16.3 million, (ii) increased sales in our Yankee Candle Fundraising division of approximately $5.6 million and (iii) increased sales attributable to stores opened in 2008 that have not entered the comparable store base (which in 2008 were open for less than a full year) of approximately $0.5 million. These increases were partially offset by the impact of the current economic environment which was weakened due to high unemployment levels and depressed consumer confidence. This weakened economic environment contributed to decreased comparable store sales of approximately $10.5 million and decreased catalog and Internet sales of approximately $1.2 million.

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

Wholesale Sales

Wholesale sales, including international  operations, decreased 6.3% to $279.8 million for 2009 from $298.5 million for 2008. On a comparable 52 week basis, wholesale sales decreased 5.0% from $294.5 million for 2008.

The decrease in wholesale sales was primarily due to decreased sales to domestic wholesale locations in operation prior to 2008 of approximately $43.6 million, partially offset by increased sales to domestic wholesale locations opened during the last 12 months of approximately $15.8 million, increased sales in our international  operations of approximately $5.8 million and an increase in sales from new product ventures of approximately $3.2 million.

The decrease in domestic wholesale sales was primarily driven by the loss of Linens ‘N Things in 2009 due to its 2008 bankruptcy, the weakened economic environment which has resulted in continued tight inventory management by our wholesale customers and the absence of sales from the prior year test with Pier 1.

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

Gross profit increased 1.7% to $404.3 million in 2009 from $397.7 million in 2008. As a percentage of sales, gross profit increased to 59.4% in 2009 from 57.7% in 2008. Included in the calculation of gross profit for fiscal 2009 and 2008 are purchase accounting adjustments of $(0.1) million and $0.6 million, respectively. These costs were not allocated to our segments.

Retail Gross Profit

Retail gross profit dollars increased 4.8% to $270.8 million for 2009 from $258.3 million for 2008. The increase in gross profit dollars was primarily attributed to (i) sales increases in our retail operations, which contributed approximately $9.6 million, (ii) increased productivity in our supply chain operations, which contributed $8.5 million, (iii) the impact of price increases initiated on selected products during the first and third quarters of fiscal 2008, which, assuming no elasticity, contributed approximately $5.6 million, and (iv) increased profitability in our Yankee Candle Fundraising division of approximately $3.4 million. These increases in gross profit were partially offset by increased promotional activity of $14.9 million.

As a percentage of sales, retail gross profit increased to 67.5% for 2009 from 66.1% for 2008. The increase in retail gross profit rate was primarily the result of the (i) increased productivity in our supply chain operations of approximately 2.1%, (ii) the impact of price increases initiated on selected products during the first and third quarters of fiscal 2008, which, assuming no elasticity, contributed approximately 0.5%, offset in part by increased marketing and promotional activity of approximately 1.2% and decreased profit margin in our Yankee Candle Fundraising division of approximately 0.1%.

Wholesale Gross Profit

Wholesale gross profit dollars decreased 3.8% to $133.5 million for 2009 from $138.8 million for 2008. The decrease in gross profit dollars was primarily attributed to sales decreases within our wholesale operations, which contributed approximately $9.3 million and increased marketing and promotional activity of approximately $5.8 million. These decreases were partially offset by (i) increased productivity in our supply chain operations, which contributed approximately $6.0 million, (ii) the impact of price increases initiated on selected products during the first and third quarters of fiscal 2008, which, assuming no elasticity, contributed approximately $3.4 million and (iii) increased profitability of our new product ventures of approximately $0.1 million.

As a percentage of sales, wholesale gross profit increased to 47.7% for 2009 from 46.5% for 2008. The increase in wholesale gross profit rate was primarily the result of (i) increased productivity in our supply chain operations of approximately 2.1% , (ii) the impact of price increases initiated on selected products during the first and third quarters of fiscal 2008 which, assuming no elasticity, contributed approximately 0.6% of the increase, offset in part by decreased profit margin our new product ventures of approximately 0.5% and by increased marketing and promotional activity of approximately 1.1%.

SELLING EXPENSES

Selling expenses were $198.1 million for the fifty-two weeks ended January 2, 2010 as compared to $196.1 million for the fifty-three weeks ended January 3, 2009. These expenses are related to both wholesale and retail operations and consist of payroll, occupancy, advertising and other operating costs, as well as pre-opening costs, which are expensed as incurred. As a percentage of sales, selling expenses were 29.1% and 28.5% for the fifty-two weeks ended January 2, 2010 and the fifty-three weeks ended January 3, 2009, respectively. Included in selling expenses for fiscal 2009 and 2008 are purchase accounting costs, primarily amortization of intangible assets,  of $15.5 million and $16.0 million, respectively. These costs were not allocated to our segments.

Retail Selling Expenses

Retail selling expenses were $160.3 million for the fifty-two weeks ended January 2, 2010 as compared to $154.7 million for the fifty-three weeks ended January 3, 2009. These expenses relate to payroll, occupancy, advertising and other store operating costs, as well as pre–opening costs, which are expensed as incurred. As a percentage of retail sales, retail selling expenses were 40.0% and 39.6% for the fifty-two weeks ended January 2, 2010 and the fifty-three weeks ended January 3, 2009, respectively. The increase in retail selling expenses in dollars was primarily related to selling expenses incurred in the new Yankee Candle retail stores opened in 2009 and 2008, which together contributed approximately $10.3 million, offset in part by a decrease in store labor and occupancy costs of $1.4 million and reduced marketing related expense driven primarily by a reduction in catalog circulation and advertising costs of $1.4 million.

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

Wholesale Selling Expenses

Wholesale selling expenses were $22.2 million for the fifty-two weeks ended January 2, 2010 as compared to $25.4 million for the fifty-three weeks ended January 3, 2009. These expenses relate to payroll, advertising and other operating costs. As a percentage of wholesale sales, wholesale selling expenses were 7.9% and 8.5% for the fifty-two weeks ended January 2, 2010 and the fifty-three weeks ended January 3, 2009, respectively.

The decrease in wholesale selling expenses in dollars and rate was primarily the result of the impairment of our outstanding pre-petition receivable balance with Linens ‘N Things of approximately $4.5 million, or 1.5% during 2008, partially offset by de-leveraging of selling expenses against a smaller sales base and an increase in commission expenses of $1.1 million or 0.5%, driven mostly by increased sales in our international operations.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist primarily of personnel–related costs including senior management, accounting, information systems, human resources, legal, marketing, management incentive programs and bonus and other costs that are not readily allocable to either the retail or wholesale operations. General and administrative expenses were $69.6 million and $53.5 million for the fifty-two weeks ended January 2, 2010 and the fifty-three weeks ended January 3, 2009, respectively.

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

For the fifty-two weeks ended January 2, 2010, the loss from discontinued operations included restructuring charges of $8.4 million. The $8.4 million restructuring charge includes $1.2 million related to the impairment of Aroma Naturals. For the fifty-three weeks ended January 3, 2009, the loss from discontinued operations included restructuring charges of $13.4 million.

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

Subject to certain exceptions, the Credit Facility requires that 100% of the net proceeds from certain asset sales, casualty insurance, condemnations and debt issuances, and 50% (subject to step downs) from excess cash flow, as defined, for each fiscal year must be used to pay down outstanding borrowings. The calculation to determine if the Company has excess cash flow per the Credit Facility is prepared on an annual basis at the end of each fiscal year. The Company did not have an outstanding balance under the Revolving Facility at the end of fiscal 2010 compared to $11.0 million as of January 2, 2010. The Company made a $77.0 million voluntary payment on the Credit Facility, made in the fourth quarter. There was no excess cash flow payment required as of January 1, 2011.

As of January 1, 2011, we had outstanding letters of credit of $1.6 million, leaving $123.4 million in availability under the Revolving Facility. Effective September 28, 2009, we transferred the Administration Agency of our Revolving Facility from Lehman Commercial Paper, Inc. (“LCP”) to Bank of America N.A. As of January 1, 2011, we were in compliance with all covenants under the Credit Facility.

We use interest rate swaps to eliminate the variability of a portion of cash flows associated with the forecasted interest payments on our Term Facility. This is achieved through converting a portion of the floating rate Term Facility to a fixed rate by entering into pay-fixed interest rate swaps. During the second quarter of 2009 we changed the interest rate election on our Term Facility from the three-month LIBOR rate to the one-month LIBOR rate. As a result, our existing interest rate swaps were de-designated as cash flow hedges and we no longer account for these instruments using hedge accounting with changes in fair value recognized in the consolidated statement of operations. The unrealized loss included in other comprehensive income “OCI” on the date the Company changed its interest rate election is being amortized to other expense over the remaining terms of the two interest rate swap agreements. One of the swap agreements expired in March of 2010 and the other will expire in March of 2011.

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

As a result of these transactions, we effectively converted our Term Facility, which is floating-rate debt, to a blended fixed-rate up to the aggregate amortizing notional value of the swaps by having the Company pay fixed-rate amounts in exchange for the receipt of the floating-rate interest payments. As of January 1, 2011, the aggregate notional value of the swaps was $362.7 million, or 93.4% of our Term Facility, resulting in a blended fixed rate of 3.26%. The aggregate notional value amortizes over the life of the swaps. Under the terms of these agreements, a monthly net settlement is made for the difference between the average fixed rate and the variable rate based upon the one-month LIBOR rate on the aggregate notional amount of the interest rate swaps. One of our interest rate swaps terminated in March 2010 with the remaining swap agreement terminating in March 2011.

During the second and third quarters of 2009, we entered into forward starting amortizing interest rate swaps in the aggregate notional amount of $320.7 million with a blended fixed rate of 3.49% to eliminate the variability in future interest payments by having the Company pay fixed-rate amounts in exchange for receipt of floating-rate interest payments. The effective date of the forward starting swaps is March 31, 2011. The forward starting swaps are not designated as cash flow hedges and, are measured at fair value with changes in fair value recognized in the consolidated statements of operations as a component of other income (expense). The forward starting swap agreements terminate in March 2013.

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

The Credit Facility contains a customary financial covenant which requires that the Company maintain at the end of each fiscal quarter, commencing with the quarter ended January 1, 2011 through the quarter ending October 1, 2011, a consolidated total secured debt (net of cash and cash equivalents not to exceed $30.0 million) to consolidated EBITDA ratio of no more than 3.25 to 1.00. The consolidated total secured debt to consolidated EBITDA ratio will change to no more than 2.75 to 1.00 for the fourth quarter ending December 31, 2011. As of January 1, 2011, the Company’s actual secured leverage ratio was 1.95 to 1.00, as calculated in accordance with the Credit Facility. As of January 1, 2011, total secured debt was approximately $377.8 million (net of $12.7 million of cash). Under the Credit Facility, EBITDA is defined as net income plus, interest, taxes, depreciation and amortization, further adjusted to add back extraordinary, unusual or non-recurring losses, non-cash stock option expense, fees and expenses related to the Transaction, fees and expenses under the Management Agreement with our equity sponsor, restructuring charges or reserves, as well as other non-cash charges, expenses or losses, and further adjusted to subtract extraordinary, unusual or non-recurring gains, other non-cash income or gains, and certain cash contributions to our common equity. Set forth below is a reconciliation of Consolidated Adjusted EBITDA, as calculated under the Credit Facility, to EBITDA and net income for the fifty-two weeks ended January 1, 2011 (in thousands):

Net income	$41,909
Income tax provision	23,688
Interest expense, net (excluding amortization of deferred financing fees)	80,174
Depreciation and amortization	42,599

EBITDA	188,370
Extraordinary, unusual or non-recurring charges	379
Share-based compensation expense	962
Restructuring charges	829
Fees paid to MDP pursuant to management agreement	1,500
Other non-cash expense	1,999

Consolidated Adjusted EBITDA under the Credit Facility	$194,039

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

Senior PIK notes

In February 2011 Holdings formed a wholly-owned subsidiary, Yankee Finance, Inc. (“Yankee Finance, Inc.”), for the purpose of issuing in conjunction with Holdings $315.0 million aggregate principal amount of 10.25%/11.00% Senior Notes due 2016 (the “Notes”) pursuant to an Indenture, dated February 9, 2011.  Cash interest accrues at a rate of 10.25% per annum, and PIK Interest (defined below) accrues at the cash interest rate plus 0.75%. Holdings is required to pay interest on the Notes (1) for the first interest payment date, entirely in cash and (2) for all subsequent interest payment dates, entirely in cash interest, unless the conditions described in the Indenture are satisfied with respect to the related interest period, in which case, Holdings may pay interest on the Notes for such interest period shall be payable by increasing the principal amount of the Notes or by issuing new Notes for up to the entire amount of the interest payment (in each case, “PIK Interest”) to the extent described in the Indenture.

Holdings is a holding company with no direct operations. Its principal asset is the direct and indirect equity interests it holds in the Company, and all of its operations are conducted through the Company. As a result, Holdings will be dependent upon dividends from the Company to generate the funds necessary to meet its outstanding debt service obligations. The Company did not guarantee the debt nor is the Company obligated to pay dividends to Holdings.

Holdings used the net proceeds from the Notes to make a distribution to its newly formed parent, Yankee Candle Investments LLC (“Yankee Investments”), who made a distribution to the holders of its Class A common units, together with payments to certain holders of its Class B and Class C common units. Ultimately, distributions and/or payments of $295.5 million were made to MDP and $5.4 million to certain members of the Company’s management and directors, respectively. The amounts paid to management related to the Class B and Class C shares will be reflected as compensation expense of the Company in fiscal 2011.  Simultaneously with this transaction, all equity interests in Holdings previously held by MDP and certain members of management were exchanged for like interests in Yankee Investments.

Cash Flows and Funding of our Operations

Our cash includes interest bearing and non-interest bearing accounts. We maintain cash balances at several financial institutions. At January 1, 2011 accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250 thousand. Uninsured balances aggregated $2.6 million at January 1, 2011.

Cash as of January 1, 2011 was $12.7 million as compared to $9.1 million as of January 2, 2010. Cash provided by operating activities for the fifty-two weeks ended January 1, 2011 was $110.4 million as compared to $90.6 million for the fifty-two weeks ended January 2, 2010. Cash provided by operating activities for the year ended January 1, 2011 includes cash paid for interest of $71.0 million as compared to cash paid for interest of $80.4 million in the prior year.

Net cash used in investing activities was $17.4 million for the fifty-two weeks ended January 1, 2011, which primarily consists of purchases of property and equipment related to new stores. Net cash used in financing activities was $89.2 million for the year ended January 1, 2011 as compared to net cash used in financing activities of $194.3 million for the year ended January 2, 2010. During the fourth quarter of 2010, the Company repaid $77.0 million of the Term Facility. As a result of this payment the excess cash flow calculation for the year ended January 1, 2011 has yielded no additional payment.

We fund our operations through a combination of internally generated cash from operations and from borrowings under the Credit Facility. Our primary uses of cash are working capital requirements, new store expenditures, new store inventory purchases and debt service requirements. We anticipate that cash generated from operations together with amounts available under the Credit Facility will be sufficient to meet our future working capital requirements, new store expenditures, new store inventory purchases and debt service obligations as they become due over the next twelve months. However, our ability to fund future operating expenses and capital expenditures and our ability to make scheduled payments of interest on, to pay principal on or refinance indebtedness and to satisfy any other present or future debt obligations will depend on future operating performance which will be affected by general economic, financial and other factors beyond our control. While we do not yet have sufficient visibility to the 2011 retail environment, based upon current trends and our preliminary budget expectations we remain confident that for the foreseeable future we will have sufficient cash flow and liquidity to fund our working capital requirements and meet our debt service obligations. In addition, borrowings under our Credit Facility are dependent upon our continued compliance with the financial and other covenants contained therein.

Due to the seasonality of the business, we typically do not generate positive cash flow from operations through the first three quarters of our fiscal year. As such, we draw on the revolver portion of our Credit Facility during these times to fund operations. In the fourth quarter, these borrowings are typically repaid in full using cash generated from operations during the fourth quarter holiday season. We typically reach our peak borrowings during the latter part of the third quarter. In fiscal 2010 the Company’s peak borrowings was $76.0 million.

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

Contractual Commitments

In addition to obligations to repay our debt obligations, we lease the majority of our retail stores under operating leases. The following table summarizes our contractual commitments including both our debt and lease obligations:

	Payments due by period (in thousands)
Contractual obligations	Total	2011	2012	2013	2014	2015	Thereafter
Debt obligations	$901,125	$—	$—	$—	$388,125	$325,000	$188,000
Operating leases	190,613	36,840	32,017	27,817	23,525	20,115	50,299
Capital leases (1)	2,563	797	593	574	565	34	—
Purchase commitments (2)	27,182	27,182	—	—	—	—	—
Estimated interest payments (3)	274,234	65,051	63,494	56,513	46,851	21,736	20,589

Total contractual obligations (4)	$1,395,717	$129,870	$96,104	$84,904	$459,066	$366,885	$258,888

(1)	Includes capital lease payments relating to computer equipment and a fleet of vehicles. Includes interest, excludes lessee guarantee residual value of $0.1 million.
(2)	Includes open purchase orders for goods purchased in the ordinary course of our business, whether or not we are able to cancel such purchase orders.
(3)
Estimated interest payments are based on the outstanding debt balance of $901.1 million at January 1, 2011. The rates used in the calculation of the estimated interest payments were the rates outstanding at January 1, 2011 on the senior secured revolving credit facility, senior secured term loan, senior notes and senior subordinated notes. Includes estimated payments on interest rate swaps. The interest rate swaps expire in March 2013. These payments when made are part of interest expense in the consolidated statement of operations.

(4)
The table above excludes $0.8 million in uncertain tax positions, as we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities.

RECENT ACCOUNTING PRONOUNCEMENTS

Fair Value Measurements and Disclosures

In January 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that expands the required disclosures about fair value measurements. This guidance provides for new disclosures requiring the Company to (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separately information about purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements. This guidance also provides clarification of existing disclosures requiring the Company to (i) determine each class of assets and liabilities based on the nature and risks of the investments rather than by major security type and (ii) for each class of assets and liabilities, disclose the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the presentation of purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements, which is effective for interim and annual reporting periods beginning after December 15, 2010. Accordingly, the Company adopted this guidance as of January 3, 2010, with the exception of the guidance related to the presentation of purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements, which will be effective for the Company for the first quarter of fiscal 2011. The Company does not anticipate that the additional disclosure requirements will have a material impact on the Company’s consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks relate primarily to changes in interest rates. At January 1, 2011, we had $388.1 million of floating rate debt and $513.0 million of fixed rate debt. For fixed rate debt, interest rate changes affect the fair market value, but do not impact earnings or cash flows. Conversely for floating rate debt, interest rate changes do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. The $388.1 million outstanding under our Credit Facility bears interest at variable rates. All borrowings under the Credit Facility bear interest at a rate per annum equal to an applicable margin, plus, at the Company’s option, (i) the higher of (a) the prime rate (as set forth on the British Banking Association Telerate Page 5) and (b) the federal funds effective rate, plus one-half percent (0.50%) per annum or (ii) the Eurodollar rate, and resets periodically. As of January 1, 2011, the weighted average combined interest rate on the senior secured term loan facility and senior secured revolving credit facility was 2.29%. This Credit Facility is intended to fund operating needs. Because this Credit Facility bears a variable interest rate based on market indices, our results of operations and cash flows will be exposed to changes in interest rates.

The variable nature of our obligations under the Credit Facility creates interest rate risk. In order to mitigate this risk we use interest rate swaps to eliminate the variability of a portion of cash flows associated with the forecasted interest payments on our Term Facility. This is achieved through converting a portion of the floating rate Term Facility to a fixed rate by entering into pay-fixed interest rate swaps. In essence, we convert our Term Facility, which is floating-rate debt, to a fixed-rate up to the aggregate notional value of the swaps by paying fixed-rate amounts in exchange for the receipt of floating-rate interest payments. As of January 1, 2011, the aggregate notional value of the swaps was $362.7 million, or 93.4% of our Term Facility, resulting in a blended fixed rate of 3.26%. Based on our outstanding floating rate debt and the notional amount of our interest rate swaps, as of January 1, 2011, a 1.00% increase or decrease in current market interest rates would have the effect of causing an approximately $0.3 million additional annual pre–tax charge or benefit to the Company’s results of operations.

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
South Deerfield, Massachusetts

We have audited the accompanying consolidated balance sheets of Yankee Holding Corp. and subsidiaries (the "Company") as of January 1, 2011 and January 2, 2010, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended January 1, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Yankee Holding Corp. and subsidiaries as of January 1, 2011 and January 2, 2010, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 1, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2011 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Hartford, Connecticut

March 31, 2011

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	January 1, 2011	January 2, 2010
ASSETS
CURRENT ASSETS:
Cash	$12,713	$9,095
Accounts receivable, net	46,937	43,928
Inventory	67,387	59,530
Prepaid expenses and other current assets	10,813	12,094
Deferred tax assets	11,642	11,208

TOTAL CURRENT ASSETS	149,492	135,855

PROPERTY AND EQUIPMENT-NET	118,786	124,768
MARKETABLE SECURITIES	1,182	1,168
GOODWILL	643,570	643,570
INTANGIBLE ASSETS	281,749	294,201
DEFERRED FINANCING COSTS	14,271	18,731
OTHER ASSETS	650	787

TOTAL ASSETS	$1,209,700	$1,219,080

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$26,291	$21,648
Accrued payroll	12,669	15,613
Accrued interest	17,509	17,844
Accrued income taxes	18,840	—
Accrued purchases of property and equipment	2,269	1,901
Current portion of capital leases	667	—
Other accrued liabilities	45,508	43,705

TOTAL CURRENT LIABILITIES	123,753	100,711

DEFERRED COMPENSATION OBLIGATION	1,322	1,369
DEFERRED TAX LIABILITIES	99,432	91,706
LONG-TERM DEBT	901,125	989,125
DEFERRED RENT	11,535	10,643
CAPITAL LEASES, NET OF CURRENT PORTION	1,677	—
OTHER LONG-TERM LIABILITIES	848	2,283
COMMITMENTS AND CONTINGENCIES (Note 16)
STOCKHOLDERS’ EQUITY:
Common stock: $.01 par value; 500,000 issued and 498,042 outstanding at January 1, 2011 and 500,000 issued and 498,880 outstanding at January 2, 2010	418,187	418,187
Additional paid-in capital	3,421	2,419
Treasury stock: at cost, 1,958 shares at January 1, 2011 and 1,120 shares at January 2, 2010	(1,723)	(790)
Accumulated deficit	(346,516)	(388,425)
Accumulated other comprehensive loss	(3,361)	(8,148)

Total stockholders’ equity	70,008	23,243

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,209,700	$1,219,080

See notes to consolidated financial statements

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Fifty-two Weeks Ended January 1, 2011	Fifty-two Weeks Ended January 2, 2010	Fifty-three Weeks Ended January 3, 2009
SALES	$733,717	$681,064	$689,146
COST OF SALES	307,103	276,793	291,445

GROSS PROFIT	426,614	404,271	397,701

OPERATING EXPENSES:
Selling expenses	212,580	198,116	196,098
General and administrative expenses	62,609	69,598	53,485
Restructuring charges	829	1,881	393
Goodwill and intangible asset impairments	—	—	452,427

Total operating expenses	276,018	269,595	702,403

INCOME (LOSS) FROM OPERATIONS	150,596	134,676	(304,702)

OTHER (INCOME) EXPENSE:
Interest income	—	(13)	(38)
Interest expense	75,648	86,058	94,956
Gain on extinguishment of debt	—	—	(2,131)
Other expense	8,972	8,019	1,623

Total other expense	84,620	94,064	94,410

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE PROVISION FOR (BENEFIT FROM) INCOME TAXES	65,976	40,612	(399,112)

PROVISION FOR (BENEFIT FROM) INCOME TAXES	23,688	16,544	(13,036)

INCOME (LOSS) FROM CONTINUING OPERATIONS	42,288	24,068	(386,076)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	(379)	(7,696)	(23,248)

NET INCOME (LOSS)	$41,909	$16,372	$(409,324)

See notes to consolidated financial statements

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except treasury shares)

	Common Stock		Additional Paid in Capital	Treasury Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Comprehensive (Loss) Income	Total
	Shares	Amount		Shares	Amount
BALANCE, DECEMBER 29, 2007	500	$418,083	$670	340	$(294)	$4,527	$(6,381)		$416,605
Issuance of common stock	—	24	—	—	—	—	—		24
Repurchase of common stock	—	—	—	110	(129)	—	—		(129)
Share-based compensation expense	—	—	892	—	—	—	—		892
Comprehensive loss:
Net loss	—	—	—	—	—	(409,324)	—	$(409,324)	(409,324)
Foreign currency translation	—	—	—	—	—	—	(3,887)	(3,887)	(3,887)
Unrealized loss on interest rate swaps, net of tax	—	—	—	—	—	—	(7,002)	(7,002)	(7,002)

Comprehensive loss								$(420,213)

BALANCE, JANUARY 3, 2009	500	418,107	1,562	450	(423)	(404,797)	(17,270)		(2,821)
Issuance of common stock	—	80	—	—	—	—	—		80
Repurchase of common stock	—	—	—	670	(367)	—	—		(367)
Share-based compensation expense	—	—	857	—	—	—	—		857
Comprehensive income:
Net income	—	—	—	—	—	16,372	—	$16,372	16,372
Foreign currency translation	—	—	—	—	—	—	2,351	2,351	2,351
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	6,771	6,771	6,771

Comprehensive income								$25,494
BALANCE, JANUARY 2, 2010	500	418,187	2,419	1,120	(790)	(388,425)	(8,148)		23,243

Issuance of common stock	—	—	40	—	—	—	—	—	40
Repurchase of common stock	—	—	—	838	(933)	—	—	—	(933)
Share-based compensation expense	—	—	962	—	—	—	—	—	962
Comprehensive income:
Net income	—	—	—	—	—	41,909	—	$41,909	41,909
Foreign currency translation	—	—	—	—	—	—	(462)	(462)	(462)
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	5,249	5,249	5,249

Comprehensive income								$46,696

BALANCE, JANUARY 1, 2011	500	$418,187	$3,421	$1,958	$(1,723)	$(346,516)	$(3,361)		$70,008

See notes to consolidated financial statements

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fifty-two Weeks Ended January 1, 2011	Fifty-two Weeks Ended January 2, 2010	Fifty-three Weeks Ended January 3, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$41,909	$16,372	$(409,324)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on extinguishment of debt	—	—	(2,131)
Realized loss on derivative contracts	9,166	6,300	—
Depreciation and amortization	42,978	46,778	46,995
Unrealized (gain) loss on marketable securities	(83)	(213)	235
Share-based compensation expense	962	857	892
Deferred taxes	3,931	12,312	(19,056)
Loss on disposal and impairment of property and equipment	213	1,132	448
Non-cash adjustments related to restructuring	10	(816)	12,050
Goodwill and intangible asset impairments	—	1,182	462,616
Marketable securities	22	(481)	(516)
Changes in assets and liabilities
Accounts receivable, net	(3,482)	(3,927)	10,333
Inventory	(8,450)	4,522	4,161
Prepaid expenses and other assets	(617)	2,110	(67)
Accounts payable	4,682	(1,252)	1,516
Income taxes	18,175	(6,321)	(9,401)
Accrued expenses and other liabilities	989	12,078	(10,110)

NET CASH PROVIDED BY OPERATING ACTIVITIES	110,405	90,633	88,641

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(17,651)	(17,965)	(18,522)
Proceeds from sale of property and equipment	202	—	—
Payment of contingent consideration related to business acquisitions	—	—	(225)

NET CASH USED IN INVESTING ACTIVITIES	(17,449)	(17,965)	(18,747)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	40	80	24
Repurchase of common stock	(933)	(367)	(129)
Borrowings under Credit Facility	76,000	72,421	100,500
Repayment of borrowings	(164,000)	(266,421)	(45,005)
Principal payments on capital lease obligations	(349)	—	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(89,242)	(194,287)	55,390

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(96)	137	(334)
NET INCREASE (DECREASE) IN CASH	3,618	(121,482)	124,950
CASH, BEGINNING OF PERIOD	9,095	130,577	5,627

CASH, END OF PERIOD	$12,713	$9,095	$130,577

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$71,016	$80,362	$90,229

Income taxes	$1,345	$5,610	$5,735

Net change in accrued purchases of property and equipment	$(368)	$2,378	$(1,461)

Capital lease obligations	$2,694	$—	$—

See notes to consolidated financial statements

YANKEE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIFTY-TWO WEEKS ENDED JANUARY 1, 2011 AND JANUARY 2, 2010,
AND THE FIFTY-THREE WEEKS ENDED JANUARY 3, 2009

1. NATURE OF BUSINESS

Yankee Holding Corp. and subsidiaries (“Yankee Candle” or “the Company”) is a leading designer, manufacturer and branded marketer of premium scented candles in the giftware industry. The strong brand equity of the Yankee Candle brand, coupled with its vertically integrated multi-channel business model, have enabled the Company to be a market leader in the premium scented candle market for many years. The Company designs, develops, manufactures, and distributes the majority of the products it sells which allows the Company to offer distinctive, trend-appropriate products for every season, every customer, and every room in your home. The Company has a 41-year history of offering its distinctive products and marketing them as affordable luxuries for everyone on your list. The Company offers a broad assortment of highly scented candles, innovative home fragrance products, and candle related home décor accessories in a variety of compelling fragrances, colors, styles, and price points.

The Company sells its products through several channels including wholesale customers who operate approximately 20,200 locations in North America, 515 Company-owned and operated Yankee Candle retail stores in 44 states as of January 1, 2011, a direct mail catalog, an Internet web site (www.yankeecandle.com) and our subsidiary Yankee Candle Company (Europe) LTD, which has an international wholesale customer network of approximately 5,000 locations and distributors covering 47 countries.

In the accompanying consolidated statement of operations we have reclassified $0.1 million from selling expense to general and administrative expenses for the fifty-two weeks ended January 2, 2010.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION – On February 6, 2007, The Yankee Candle Company, Inc. merged (the “Merger”) with an affiliate of Madison Dearborn Partners, LLC (“MDP”). In connection with the Merger, YCC Holdings LLC, or (“Holdings”) acquired all of the outstanding capital stock of the Company for $1,413,527 in cash. Holdings is owned by an affiliate of MDP and certain members of senior management. Holdings owns 100% of the stock of Yankee Holding Corp., which in turn owns 100% of the stock of The Yankee Candle Company, Inc.

The Company’s fiscal year is the fifty-two or fifty-three weeks ending the Saturday closest to December 31. Fiscal 2010 consists of the fifty-two weeks ended January 1, 2011, fiscal 2009 consists of the fifty-two weeks ended January 2, 2010 and fiscal 2008 consists of the fifty-three weeks ended January 3, 2009.

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

SALES RECOGNITION – The Company sells its products both directly to retail customers and through wholesale channels. Merchandise sales are recognized upon transfer of ownership, including passage of title to the customer and transfer of the risk of loss related to those goods. In the wholesale segment, products are shipped “free on board” shipping point. Revenue is recognized at the time the product is received by the customer, unless the customer doesn’t bear the risk of loss, due to the Company’s practice of absorbing risk of loss in the event of damaged or lost shipments. In the retail segment, transfer of title takes place at the point of sale (i.e., at our retail stores). There are no situations, either in the wholesale or retail segments, where legal risk of loss does not transfer immediately upon receipt by customers. Although the Company does not provide a contractual right of return, in the course of arriving at practical business solutions to various claims, the Company has allowed sales returns and allowances. In these situations, customer claims for credit or return due to damage, defect, shortage or other reason must be pre-approved by the Company before credit is issued or such product is accepted for return. Such returns have not precluded sales recognition because the Company has a long history with such return activity, which is used in estimating a reserve. This accrual, however, is subject to change if actual returns differ from historical and expected return rates. In the wholesale segment, the Company has included an allowance in its financial statements representing its estimated obligation related to promotional marketing activities. In addition to returns, the Company bears credit risk relative to wholesale customers. The Company has provided an allowance for bad debts in the financial statements based on estimates of the creditworthiness of customers. However, this allowance is also subject to change. Changes in the estimates could affect operating results.

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

SHIPPING AND HANDLING COSTS  – The Company classifies shipping and handling costs associated with moving merchandise to our retail and wholesale facilities in costs of sales on the Statements of Operations.

CASH AND CASH EQUIVALENTS – The Company considers all short-term investments with maturities of three months or less at the date of purchase to be cash equivalents. The Company had no cash equivalents as of January 1, 2011 and January 2, 2010. The Company’s cash includes interest-bearing and non-interest bearing accounts.

INVENTORY – The Company values its inventories using the first–in first–out (“FIFO”) basis. Inventory quantities on hand are regularly reviewed, and where necessary provisions for excess and obsolete inventory are recorded based primarily on the Company’s forecast of product demand and production requirements.

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

The marketable securities held in this plan consist of investments in mutual funds at January 1, 2011 and January 2, 2010. Unrealized gains included in operations during the fifty-two weeks ended January 1, 2011 and January 2, 2010 were $0.1 million and $0.2 million, respectively. Unrealized losses included in operations during the fifty-three weeks ended January 3, 2009 were $0.2 million. Realized gains (losses) recorded during the fifty-two weeks ended January 1, 2011 and January 2, 2010, and the fifty-three weeks ended January 3, 2009 were $48 thousand, $8 thousand and $(3) thousand, respectively. Unrealized and realized gains and losses are recorded in other income (expense).

SEGMENT REPORTING –  The Company has segmented its operations in a manner that reflects how its chief operating decision–maker (the “CEO”) currently reviews the results of the Company and its subsidiaries’ businesses. The Company has two reportable segments—retail and wholesale. The identification of these segments results from management’s recognition that while the product sold is similar, the type of customer for the product and services and methods used to distribute the product are different.

The CEO evaluates both the Company’s retail and wholesale operations based on an “operating earnings” measure. Our wholesale operations is made up of our  wholesale and International reporting units. These reporting units have been aggregated into one reporting segment in accordance with ASC Topic 350. Such measure gives recognition to specifically identifiable operating costs such as cost of sales and selling expenses. Administrative charges are generally not allocated to specific operating segments and are accordingly reflected in the unallocated/corporate/other reconciliation to the total consolidated results. The effects of purchase accounting adjustments related to the Merge are not included in segment operations below, consistent with internal reports used by the CEO. These amounts are also included in the unallocated/corporate/other column. Other components of the consolidated statements of operations, which are classified below operating income, are also not allocated to segments. The Company does not account for or report assets, capital expenditures or depreciation and amortization by segment to the CEO.

GOODWILL AND INTANGIBLE ASSETS – The Company accounts for goodwill and intangible assets in accordance with the Intangibles, Goodwill and Other Topic of the ASC. Under this guidance, goodwill and certain intangible assets with indefinite lives are not amortized but are subject to an annual impairment test. For goodwill, the annual impairment evaluation compares the fair value of each of the Company’s reporting units to their respective carrying values.

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

ADVERTISING – The Company expenses advertising costs as they are incurred. Advertising expense was $15.6 million and $12.8 million for the fifty-two weeks ended January 1, 2011 and January 2, 2010, respectively. For the fifty-three weeks ended January 3, 2009 the Company recognized $15.4 million in advertising expenses.

INCOME TAXES – The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized.

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

FOREIGN OPERATIONS – Assets and liabilities of foreign operations are translated into U.S. dollars at the exchange rate on the balance sheet date. The results of foreign subsidiary operations are translated using average rates of exchange during each reporting period. Gains and losses upon translation are deferred and reported as a component of other comprehensive income (loss). Foreign currency transaction gains or losses, whether realized or unrealized, are recorded directly in the consolidated statements of operations and are immaterial.

RECENT ACCOUNTING PRONOUNCEMENTS

Fair Value Measurements and Disclosures

In January 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that expands the required disclosures about fair value measurements. This guidance provides for new disclosures requiring the Company to (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separately information about purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements. This guidance also provides clarification of existing disclosures requiring the Company to (i) determine each class of assets and liabilities based on the nature and risks of the investments rather than by major security type and (ii) for each class of assets and liabilities, disclose the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the presentation of purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements, which was effective for interim and annual reporting periods beginning after December 15, 2010. Accordingly, the Company adopted this guidance as of January 3, 2010, with the exception of the guidance related to the presentation of purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements, which will be effective for the Company for the first quarter of fiscal 2011. The Company does not anticipate that the additional disclosure requirements will have a material impact on the Company’s consolidated financial statements.

3. DISCONTINUED OPERATIONS

On July 14, 2009, the Board of Directors approved a decision to discontinue the Company’s Aroma Naturals division and explore different strategic alternatives, including a potential sale. Accordingly, the results of operations of the Aroma Naturals division, including impairment charges related to the write-off of its intangible assets and goodwill, lease and severance obligations are classified as discontinued operations for all periods presented. On October 21, 2009, the Company sold certain assets associated with the Aroma Naturals division for proceeds that were not material. In addition, as of July 4, 2009, the Company had closed all of the Illuminations stores and discontinued the related Illuminations consumer direct business. Accordingly, the Company has classified the results of operations of the Illuminations division as discontinued operations for all periods presented. The discontinued operations of both the Illuminations and Aroma Naturals businesses are as follows (in thousands):

	Fifty-two Weeks Ended January 1, 2011	Fifty-two Weeks Ended January 2, 2010	Fifty-three Weeks Ended January 3, 2009
Sales	$—	$9,793	$24,597

Loss from discontinued operations	$(615)	$(12,639)	$(31,969)
Benefit from income taxes	(236)	(4,943)	(8,721)

Loss from discontinued operations, net of income taxes	$(379)	$(7,696)	$(23,248)

For the fifty-two weeks ended January 1, 2011 the loss from discontinued operations includes a restructuring charge of $0.4 million related to lease termination costs. For the fifty-two weeks ended January 2, 2010 the loss from discontinued operations includes a restructuring charge of $8.4 million related to the impairment of Aroma Naturals’ long-lived assets and lease termination and employee severance costs. For the fifty-three weeks ended January 3, 2009, the loss from discontinued operations includes restructuring charges of $13.5 million, including an impairment charge of $10.2 million related to Aroma Naturals’ goodwill and tradename resulting from the Company’s annual impairment analysis.

4. SHARE-BASED COMPENSATION

Upon closing of the Merger, certain eligible Management Investors purchased 40,933 Class A common units of Holdings (approximately 0.96% of Holdings’ Class A common units). The remaining 4,233,353 Class A common units were purchased by MDP in connection with the consummation of the Merger. The purchase price paid by the Management Investors for the Class A common units was $101.22 per unit, the same as that paid by MDP pursuant to the Merger. The Class A common units are not subject to vesting.

Effective as of the closing of the Merger, all of the prior equity plans of The Yankee Candle Company, Inc. ceased to be effective and all existing equity grants and awards were paid out. In connection with the Merger, the Company entered into equity arrangements with certain members of senior management of the Company (“Management Investors”). The equity consists of ownership interests in Holdings. At the time of the Merger there were two classes of these ownership interests: Class A common units and Class B common units. The Class A and Class B common units were issued to and purchased by the Management Investors under the YCC Holdings LLC 2007 Incentive Equity Plan adopted on February 6, 2007 (the “Plan”). The Plan grants the Board authorization to issue up to 593,622 Class B common units. The rights and obligations of Holdings and the holders of its Class A and Class B common units are generally set forth in Holdings’ limited liability company agreement, Holdings’ unitholders agreement and the individual Class A and Class B unit purchase agreements entered into with the respective unitholders (the “Equity Agreements”).

Additionally, upon the closing of  the Merger, the Board approved the issuance of 474,897 shares of Class B common units. Pursuant to the Plan the Management Investors purchased 427,643 Class B common units for $1 per share, the estimated fair value as of such date, of Holdings. Class B common units, and commencing in October 2007 Class C common units, constitute the Company’s long-term equity incentive program. The majority of Class B common units are subject to a five-year vesting period, with 10% of the units vesting immediately upon the date of purchase and the remainder vesting daily beginning on the sixth month anniversary of the purchase date, continuing over the subsequent 54 month period. If any Management Investor dies or becomes permanently disabled, such Management Investor will be credited with an additional 12 months of vesting for his or her Class B common units. All unvested Class B common units will vest upon a sale of all or substantially all of the Company so long as the employee holding such units continues to be an employee of the Company at the closing of the sale. Holdings or MDP has the right to repurchase unvested class B units for $1 per unit upon a termination of employment.

In October 2007, the Board of Managers approved the creation of a new class of equity interest, Class C common units, for issuance under the Company’s long-term equity incentive program. Class C units are issued for no consideration. Class C common units have the same vesting provisions as Class B common units. Unvested Class C common units are forfeited in the event of a termination of employment. Recipients of Class C common units are required to simultaneously purchase Class A common units, at then fair market value of the Class A common units.  As of January 1, 2011, an aggregate of 54,604 Class B and Class C common units were available for issuance.

Class A, Class B and Class C common units are all subject to various restrictions on transfer and other conditions, all as more fully set forth in the Equity Agreements.

Holdings may issue additional units subject to the terms and conditions of certain of the Equity Agreements.

A summary of the parent company’s nonvested common units as of January 1, 2011, and the activity for the fifty-two weeks ended January 1, 2011 is presented below (in thousands):

	Class A Common Units	Weighted Average Calculated Value	Class B Common Units	Weighted Average Calculated Value	Class C Common Units	Weighted Average Calculated Value
Nonvested at January 2, 2010	—	—	152,136	$9.39	75,037	$11.56
Granted	325	—	—	—	44,712	34.34
Forfeited	—	—	(11,385)	9.39	(37,684)	13.23
Vested	(325)	—	(67,458)	9.39	(19,318)	17.77

Nonvested at January 1, 2011	—	—	73,293	9.39	62,747	23.16

During the fifty-two weeks ended January 1, 2011, the parent company repurchased 1,781 Class A common units, 18,227 vested Class B common units and 17,766 vested Class C common units, totaling $0.9 million. The weighted average calculated value for equity awards vested during the fifty-two weeks ended January 1, 2011, January 2, 2010 and the fifty-three weeks ended January 3, 2009 was $11.25, $9.85 and $9.77, respectively. The Company anticipates that all of its nonvested common units will vest.

The total estimated fair value of equity awards vested during the fifty-two weeks ended January 1, 2011 and January 2, 2010 was $1.0 million and $0.9 million, respectively. The total estimated fair value of equity awards vested during the fifty-three weeks ended January 3, 2009 was approximately $0.9 million. Share-based compensation expense for the fifty-two weeks ended January 1, 2011 and January 2, 2010 was $1.0 million and $0.9 million, respectively. Share-based compensation expense for the fifty-three weeks ended January 3, 2009 was $0.9 million.

As of January 1, 2011, there was approximately $2.1 million of total unrecognized compensation cost related to Class B and Class C common unit equity awards and there is no unrecognized expense related to the Class A common unit equity awards. This cost is expected to be recognized over the remaining vesting period, of approximately 60 months (January 2011 – December 2015).

Presented below is a summary of assumptions for the indicated periods. There were 325 Class A grants, 44,712 Class C grants and no Class B grants for the fifty-two weeks ended January 1, 2011. There were 1,255 Class A grants, 57,644 Class C grants and no Class B grants for the fifty-two weeks ended January 2, 2010. There were 222 Class A grants, 40,873 Class C grants and no Class B grants for the fifty-three weeks ended January 3, 2009.

Assumptions	Fifty-Two Weeks Ended January 1, 2011 Option Pricing Method Black-Scholes	Fifty-Two Weeks Ended January 2, 2010 Option Pricing Method Black-Scholes	Fifty-Three Weeks Ended January 3, 2009 Option Pricing Method Black-Scholes
Weighted average calculated value of awards granted	$34.34	$8.37	$13.72
Weighted average volatility	39.8%	38.6%	29.1%
Weighted average expected term (in years)	5.0	5.0	3.9
Dividend yield	—	—	—
Weighted average risk-free interest rate	2.6%	2.2%	2.2%
Weighted average expected annual forfeitures	—	—	—

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

5. INVENTORY

The components of inventory were as follows (in thousands):

	January 1, 2011	January 2, 2010
Finished goods	$58,153	$52,765
Work-in-process	362	375
Raw materials and packaging	8,872	6,390

	$67,387	$59,530

6. PROPERTY AND EQUIPMENT

The components of property and equipment were as follows (in thousands):

	January 1, 2011	January 2, 2010
Land and improvements	$8,662	$8,240
Buildings and improvements	108,090	102,782
Computer equipment	33,273	27,412
Furniture and fixtures	37,616	35,140
Equipment	25,885	23,676
Vehicles	764	49
Construction in progress	5,295	4,330

Total	219,585	201,629
Less: accumulated depreciation and amortization	(100,799)	(76,861)

	$118,786	$124,768

Depreciation and amortization expense related to property and equipment was $26.2 million and $27.6 million for the fifty-two weeks ended January 1, 2011 and January 2, 2010, respectively. For the fifty-three weeks ended January 3, 2009, $29.3 million was recognized in depreciation and amortization expense related to property and equipment. For both of the fifty-two weeks ended January 1, 2011 and January 2, 2010, $0.2 million of interest was capitalized. In addition, for the fifty-three weeks ended January 3, 2009, $0.2 million of interest was capitalized.

7. FAIR VALUE MEASUREMENTS

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

The following tables represent the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of January 1, 2011 and January 2, 2010 (in thousands).

	Fair Value Measurements on a Recurring Basis as of January 1, 2011
	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$1,182	$—	$—	$1,182
Interest rate swap agreements	—	1,030	—	1,030

Total Assets	$1,182	$1,030	$—	$2,212

Liabilities
Interest rate swap agreements	$—	$18,011	$—	$18,011

Total Liabilities	$—	$18,011	$—	$18,011

	Fair Value Measurements on a Recurring Basis as of January 2, 2010
	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$1,168	$—	$—	$1,168
Interest rate swap agreements	—	2,489	—	2,489

Total Assets	$1,168	$2,489	$—	$3,657

Liabilities
Interest rate swap agreements	$—	$18,927	$—	$18,927

Total Liabilities	$—	$18,927	$—	$18,927

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

The following table represents the fair values for the assets measured on a non-recurring basis as of January 2, 2010 and the total losses recognized for the fifty-two weeks ended January 2, 2010. There was no loss recognized for the fifty-two weeks ended January 1, 2011 or the fifty-three weeks ended January 3, 2009 related to assets measured on a non-recurring basis (in thousands).

	Fair Value Measurements on a Non-Recurring Basis as of January 2, 2010
	Level 1	Level 2	Level 3	Total	Total Losses
Assets
Aroma Naturals intangible assets and goodwill (1)	$—	$—	$—	$—	$(1,182)

Total Assets	$—	$—	$—	$—	$(1,182)

(1)
In conjunction with the decision to discontinue the Aroma Naturals division, the Company performed an impairment analysis on the Aroma Naturals tradename, customer list and goodwill and determined that these assets were fully impaired. As a result, during 2009, the Company fully impaired and wrote-off the Aroma Naturals tradename, customer list and goodwill. These charges are included in loss from discontinued operations, net of income taxes in the accompanying consolidated statement of operations.

Financial Instruments Not Measured at Fair Value

The Company’s long-term debt is recorded at historical amounts. The Company estimates the fair value of its long-term debt based on current quoted market prices. At January 1, 2011, the carrying value of the Company’s senior notes, senior subordinated and senior secured term loan was $901.1 million compared to a fair value of $918.2 million.  At January 2, 2010, the carrying value of the Company’s senior notes, senior subordinated and senior secured term loan was $978.1 million compared to a fair value of $941.0 million. It is impracticable for the Company to estimate the fair value of its Revolving Facility.

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill

In connection with the Merger, the Company recorded goodwill in the amount of $1,019.8 million. This goodwill was allocated to retail in the amount of $355.0 million and wholesale in the amount of $664.8 million. We did not allocate goodwill to the International reporting unit based upon the historical International segment profit at the time of the Merger amounting to less than 1% of total company segment profit. Subsequent to the Merger an additional $0.2 million of goodwill was recorded in relation to an additional purchase price payment related to the Aroma Naturals acquisition.

Changes in the carrying amount of goodwill by reportable segment were as follows (in thousands):

	Retail	Wholesale	Total
Balance at January 3, 2009
Goodwill	$354,587	$664,430	$1,019,017
Accumulated impairment losses	(68,286)	(306,930)	(375,216)

	286,301	357,500	643,801
Impairment of Aroma Naturals	—	(231)	(231)

Balance at January 2, 2010
Goodwill	354,587	664,430	1,019,017
Accumulated impairment losses	(68,286)	(307,161)	(375,447)

	286,301	357,269	643,570

Balance at January 1, 2011
Goodwill	354,587	664,430	1,019,017
Accumulated impairment losses	(68,286)	(307,161)	(375,447)

	$286,301	$357,269	$643,570

Annual Impairment Testing

The Company performs its annual goodwill and indefinite lived intangible assets impairment testing at the reporting unit level. For the impairment testing as of November 6, 2010, and November 7, 2009, the Company had identified three reporting units: retail, wholesale and international.

Fair values of the reporting units are derived through a combination of market-based and income-based approaches, each of which were weighted at 50% for the impairment test performed as of November 6, 2010 and November 7, 2009. The market-based approach estimates fair value by applying multiples of potential earnings, such as EBITDA and revenue, of publicly traded comparable companies. The Company believes this approach is appropriate because it provides a fair value using multiples from companies with operations and economic characteristics similar to our reporting units. The income-based approach is based on projected future debt-free cash flow that is discounted to present value using factors that consider the timing and risk of the future cash flows. The Company believes this approach is appropriate because it provides a fair value estimate based upon the reporting units expected long-term operations and cash flow performance. The income-based approach is based on a reporting unit’s future projections of operating results and cash flows. These projections are discounted to present value using a weighted average cost of capital for market participants, who are generally thought to be industry participants.

The Company completed its annual impairment testing of goodwill and indefinite lived intangible assets as of November 6, 2010, and November 7, 2009, and determined that the fair value of each reporting unit exceeded its carrying value. The Company completed its 2008 annual impairment testing of goodwill and indefinite-lived intangible assets as of November 1, 2008. Based on the first step of the Company’s 2008 annual assessment it was determined that the carrying value of each of the reporting units exceeded its fair value, indicating that goodwill and intangible assets were impaired. This was primarily driven by a decline in the estimated future discounted cash flows for each reporting unit. The then adverse economic market conditions were the primary driver for the decline in the estimated future discounted cash flows. As a result of the annual impairment testing of goodwill and indefinite lives intangible assets as of November 1, 2008, the Company recorded an impairment charge of $452.4 million, consisting of $366.3 million for goodwill and $86.1 million for tradenames. In addition, the Company recorded an impairment charges of $10.2 million, consisting of $8.9 million for goodwill and $1.3 million for tradenames, related to its Aroma Naturals reporting unit. The Aroma Naturals impairment charge is reported in discontinued operations.

Intangible Assets

At January 1, 2011 and January 2, 2010, the carrying amount and accumulated amortization of intangible assets consisted of the following (in thousands):

	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
January 1, 2011
Indefinite life:
Tradenames	N/A	$267,755	$—	$267,755

Finite-lived intangible assets:
Customer lists	5	63,650	(50,234)	13,416
Favorable lease agreements	5	2,330	(1,755)	575
Other	3	36	(33)	3

Total finite-lived intangible assets		66,016	(52,022)	13,994

Total intangible assets		$333,771	$(52,022)	$281,749

January 2, 2010
Indefinite life:
Tradenames	N/A	$267,755	$—	$267,755

Finite-lived intangible assets:
Customer lists	5	63,675	(38,048)	25,627
Favorable lease agreements	5	2,330	(1,516)	814
Other	3	36	(31)	5

Total finite-lived intangible assets		66,041	(39,595)	26,446

Total intangible assets		$333,796	$(39,595)	$294,201

In conjunction with the 2009 decision to discontinue the Aroma Naturals business the Company performed an impairment analysis on the Aroma Naturals tradename, customer list and goodwill and determined that these assets were fully impaired. As a result, during 2009   the Company fully impaired and wrote-off of the Aroma Naturals tradename, customer list and goodwill, totaling $10.2 million. These impairment charges are reflected in discontinued operations.

Total amortization expense from finite-lived intangible assets was $12.4 million and $13.8 million for the fifty-two weeks ended January 1, 2011 and January 2, 2010, respectively. Total amortization expense from finite–lived intangible assets was $14.0 million for the fifty-three weeks ended January 3, 2009. The intangible assets are amortized on a straight line basis. Favorable lease agreements are amortized over the remaining lease term of each respective lease.

Aggregate amortization expense related to intangible assets at January 1, 2011 in each of the next five fiscal years and thereafter is expected to be as follows (in thousands):

2011	$12,294
2012	1,436
2013	200
2014	61
2015	3

Total	$13,994

Annual Impairment Testing

The Company completed its annual impairment testing of the indefinite-lived intangible asset for tradenames as of November 6, 2010 and November 7, 2009, and determined that the fair value of its tradename exceeded its carrying value.

9. CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at several financial institutions. At January 1, 2011 accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250 thousand. Uninsured balances aggregated $2.6 million and $7.5 million at January 1, 2011 and January 2, 2010, respectively.

The Company extends credit to its wholesale customers. No single customer accounted for more than 10% of total sales for any period presented herein.

10. LONG-TERM DEBT

Long-term debt consisted of the following at January 1, 2011 and January 2, 2010 (in thousands).

	January 1, 2011	January 2, 2010
Senior secured revolving credit facility	$—	$11,000
Senior secured term loan facility	388,125	465,125
Senior notes due 2015	325,000	325,000
Senior subordinated notes due 2017	188,000	188,000

Total	901,125	989,125
Less current portion	—	—

Long-term debt	$901,125	$989,125

Senior Secured Credit Facility

The Company’s senior secured credit facility (the “Credit Facility”) consists of a $650.0 million senior secured term loan facility (“Term Facility”) maturing on February 6, 2014 and a $125.0 million senior secured revolving credit facility (“Revolving Facility”), which expires on February 6, 2013.  Amounts repaid under the Term Facility can not be reborrowed.

All borrowings under the Credit Facility bear interest at a rate per annum equal to an applicable margin, plus, at the Company’s option, (i) the higher of (a) the prime rate (as set forth on the British Banking Association Telerate Page 5) and (b) the federal funds effective rate, plus one-half percent (0.50%) per annum or (ii) the Eurodollar rate, and resets periodically. In addition to paying interest on outstanding principal under the senior secured credit facility, the Company is required to pay a commitment fee to the lenders in respect of unutilized loan commitments at a rate of 0.50% per annum. As of January 1, 2011, the weighted average combined interest rate on the Term Facility and the Revolving Facility was 2.29%.

Subject to certain exceptions, the Credit Facility requires that 100% of the net proceeds from certain asset sales, casualty insurance, condemnations and debt issuances, and 50% (subject to step downs) from excess cash flow, as defined, for each fiscal year must be used to pay down outstanding borrowings. The calculation to determine if the Company has excess cash flow per the Credit Facility is prepared on an annual basis at the end of each fiscal year. During the fourth quarter of 2010, the Company repaid $77.0 million of the Term Facility which affects the computation of potential excess cash flow payments. There was no excess cash flow payment required as of January 1, 2011.

The Credit Facility contains a financial covenant which requires that the Company maintain at the end of each fiscal quarter, commencing with the quarter ended January 1, 2011 through the quarter ending October 1, 2011, a consolidated total secured debt (net of cash and cash equivalents not to exceed $30.0 million) to consolidated EBITDA ratio of no more than 3.25 to 1.00. The consolidated total secured debt to consolidated EBITDA ratio will change to no more than 2.75 to 1.00 for the fourth quarter ending December 31, 2011. As of January 1, 2011, the Company’s actual secured leverage ratio was 1.95 to 1.00, as calculated in accordance with the Credit Facility. As of January1, 2011, total secured debt was $377.8 million (net of $12.7 million of cash). Under the Credit Facility, EBITDA is defined as net income plus, interest, taxes, depreciation and amortization, further adjusted to add back extraordinary, unusual or non-recurring losses, non-cash stock option expense, fees and expenses related to the Merger, fees and expenses under the Management Agreement with our equity sponsor, restructuring charges or reserves, as well as other non-cash charges, expenses or losses, and further adjusted to subtract extraordinary, unusual or non-recurring gains, other non-cash income or gains, and certain cash contributions to our common equity.

As of January 1, 2011, the Company had an outstanding letter of credit of $1.6 million under the Revolving Facility, leaving $123.4 million in availability under the Revolving Facility. A portion of the Revolving Facility is available for the issuances of letters of credit and the making of swingline loans, and any such issuance of letters of credit or making of a swingline loan will reduce the amount available under the Revolving Facility. The Company has an agreement, whereby it is required to maintain a compensating balance of 8.0% of the outstanding letters of credit and swingline loans. As of January 1, 2011, the Company was not required to maintain a cash balance related to this compensating balance requirement.

Senior Notes and Senior Subordinated Notes

The Company’s senior notes due 2015 bear interest at a per annum rate equal to 8.50%. Interest is paid every six months on February 15 and August 15. The senior subordinated notes due 2017 bear interest at a per annum rate equal to 9.75%. Interest is paid every six months on February 15 and August 15. The senior notes mature on February 15, 2015 and the senior subordinated notes mature on February 15, 2017.

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

Obligations under the senior notes are guaranteed on an unsecured senior basis and obligations under the senior subordinated notes are guaranteed on an unsecured senior subordinated basis, by Yankee Holding Corp (“the Parent”) and the Company’s existing and future domestic subsidiaries. If the Company cannot make any payment on either or both series of notes, the guarantors must make the payment instead.

In the event of certain change in control events specified in the indentures governing the notes, the Company must offer to repurchase all or a portion of the notes at 101% of the principal amount of the exchange notes on the date of purchase, plus any accrued and unpaid interest to the date of repurchase.

During the fifty-three weeks ended January 3, 2009, the Company paid $9.5 million, plus accrued interest of $0.4 million to repurchase $12.0 million of the senior subordinated notes in the open market. In connection with this repurchase, the Company recorded a gain of $2.1 million, net of deferred financing costs written off in the amount of $0.4 million. The repurchase was authorized by the Company’s Board of Directors.

11. DERIVATIVE FINANCIAL INSTRUMENTS

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

Interest Rate Swaps

The Company uses interest rate swaps to eliminate the variability of a portion of cash flows associated with the forecasted interest payments on its Term Facility. This is achieved through converting a portion of the floating rate Term Facility to a fixed rate by entering into pay-fixed interest rate swaps. During the second quarter of 2009 the Company changed the interest rate election on its Term Facility from the three-month LIBOR rate to the one-month LIBOR rate. As a result, the Company’s existing interest rate swaps were de-designated as cash flow hedges and the Company no longer accounts for these instruments using hedge accounting. Accordingly, changes in fair value are now recognized in the consolidated statements of operations as a component of other income (expense). The unrealized loss of $21.7 million which was included in OCI on the date the Company changed its interest rate election is being amortized to other expense over the remaining term of the respective interest rate swap agreements. The unamortized amount as of January 1, 2011, was $1.2 million.

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

As a result of these transactions, the Company effectively converted its Term Facility, which is floating-rate debt, to a blended fixed-rate up to the aggregate amortizing notional value of the swaps by having the Company pay fixed-rate amounts in exchange for the receipt of the floating-rate interest payments. As of January 1, 2011, the aggregate notional value of the swaps was $362.7 million, or 93.4% of the amount outstanding on our Term Facility, resulting in a blended fixed rate of 3.26%. Under the terms of these agreements, a monthly net settlement is made for the difference between the average fixed rate and the variable rate based upon the one-month LIBOR rate on the aggregate notional amount of the interest rate swaps. One of the Company’s original interest rate swaps terminated in March 2010 and the remaining original swap agreement expires on March 31, 2011.

During the second and third quarters of 2009, the Company entered into forward starting, amortizing, interest rate swaps in the aggregate notional amount of $320.7 million with a blended fixed rate of 3.49% to eliminate the variability in future interest payments on the Term Facility by having the Company pay fixed-rate amounts in exchange for receipt of floating-rate interest payments. The effective date of the forward starting swaps is March 31, 2011 after the original swaps terminate. These forward starting swaps are not designated as cash flow hedges and, are measured at fair value with changes in fair value recognized in the consolidated statements of operations as a component of other income (expense). The forward starting swap agreements terminate in March 2013.

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

The fair values of the Company’s derivative instruments as of January 1, 2011 and January 2, 2010, were as follows (in thousands):

	Fair Values of Derivative Instruments Asset Derivatives
	Balance Sheet Location	January 1, 2011	January 2, 2010
Derivatives not designated as hedging instruments
Interest rate swap agreements	Prepaid expenses and other current assets	$1,030	$2,489

Total Derivative Assets		$1,030	$2,489

	Fair Value of Derivative Instruments Liability Derivatives
	Balance Sheet Location	January 1, 2011	January 2, 2010
Derivatives not designated as hedging instruments
Interest rate swap agreements	Other accrued liabilities	$18,011	$18,927

Total Derivative Liabilities		$18,011	$18,927

The effect of derivative instruments on the consolidated statement of operations for the fifty-two weeks ended January 1, 2011 and January 2, 2010, was as follows:

		Amount of Realized Loss (Income) Recognized on Derivatives
	Location of Realized Loss Recognized on Derivatives	Fifty-Two Weeks Ended January 1, 2011	Fifty-Two Weeks Ended January 2, 2010
Derivatives not designated as hedging instruments
Interest rate swap agreements	Other expense	$9,166	$6,646
Diesel hedge contract	Other expense	—	(346)

Total		$9,166	$6,300

		Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Fifty-Two Weeks Ended January 1, 2011	Fifty-Two Weeks Ended January 2, 2010
Cash Flow Hedges
Interest rate swap agreements	Interest expense	$—	$3,727
	Other expense	8,623	11,933

Total		$8,623	$15,660

	Amount of Loss Recognized in OCI on Derivative (Effective Portion)
	Fifty-Two Weeks Ended January 1, 2011	Fifty-Two Weeks Ended January 2, 2010
Cash Flow Hedges
Interest rate swap agreements	$—	$4,538

Total	$—	$4,538

12. INCOME TAXES

The provision for (benefit from) income tax expense consists of the following (in thousands):

	Fifty-Two Weeks Ended January 1, 2011	Fifty-Two Weeks Ended January 2, 2010	Fifty-Three Weeks Ended January 3, 2009
Federal:
Current	$17,434	$3,406	$5,958
Deferred	3,554	11,051	(17,407)

Total federal	20,988	14,457	(11,449)

State:
Current	2,122	826	460
Deferred	285	1,261	(2,047)

Total state	2,407	2,087	(1,587)

Foreign:
Current	201	—	—
Deferred	92	—	—

Total foreign	293	—	—

Total income tax provision (benefit)	$23,688	$16,544	$(13,036)

In connection with the recapitalization of the Company in 1998, an election was made for federal and state income tax purposes to value the assets and liabilities of the Company at fair value. As a result of such election, there is a difference between the financial reporting and tax bases of the Company’s assets and liabilities. This difference was accounted for by recording a deferred tax asset of approximately $175.7 million with a corresponding credit to additional paid-in capital. The deferred tax asset is being realized as these differences, including tax goodwill, are deducted, principally over a period of 15 years. In the opinion of management, the Company will have sufficient profits in the future to realize the deferred tax asset.

The tax effect of significant items comprising the Company’s net deferred tax assets (liabilities) are as follows (in thousands):

	January 1, 2011		January 2, 2010
	Current	Non-current	Current	Non-current
Deferred tax assets:
Basis differential as a result of the 1998 recapitalization	$—	$26,379	$—	$38,204
Interest rate swaps	6,655	—	6,444	—
Foreign net operating loss carryforwards	—	204	—	20
Deferred compensation arrangements	518	—	537	—
Employee benefits	5	—	19	—
Other	4,464	1,818	4,208	1,888
Deferred tax liabilities:
Fixed assets	—	(16,530)	—	(17,909)
Intangible assets	—	(111,303)	—	(113,909)

	$11,642	$(99,432)	$11,208	$(91,706)

A reconciliation of the statutory federal income tax rate and the effective rate of the provision for (benefit from) income taxes consists of the following:

	Fifty-Two Weeks Ended January 1, 2011	Fifty-Two Weeks Ended January 2, 2010	Fifty-Three Weeks Ended January 3, 2009
Statutory federal income tax rate	35.0%	35.0%	(35.0)%
State income taxes net of federal benefit	3.3	4.6	(4.1)

Combined federal and state statutory income tax rates	38.3	39.6	(39.1)
Goodwill impairment	—	—	35.9
Domestic production activities deduction	(2.7)	(0.7)	(0.2)
Non-deductible stock compensation expense	0.5	0.7	0.1
Other	(0.2)	1.1	—

	35.9%	40.7%	(3.3)%

The Company files income tax returns in the U.S. federal jurisdiction, various states, the United Kingdom and Germany. The Company’s earliest open U.S. federal tax year, United Kingdom tax year and Germany tax year is 2007, 2008 and 2009, respectively.

The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in the provision for income taxes.

As of January 1, 2011, the Company had uncertain tax positions of $0.8 million and accrued interest and penalties of $42 thousand. As of January 1, 2011, the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $0.8 million. As of January 2, 2010, the Company had uncertain tax positions of $2.1 million and accrued interest and penalties of $0.1 million.

A reconciliation of the beginning and ending amount of the uncertain tax positions is as follows (in thousands):

	Fifty-Two Weeks Ended January 1, 2011	Fifty-Two Weeks Ended January 2, 2010	Fifty-Three Weeks Ended January 3, 2009
Balance – beginning of period	$2,147	$2,370	$3,571
Increases related to prior periods	106	126	1,491
Increases related to current period	344	—	106
Decreases due to settlements with authorities	(1,691)	—	(2,262)
Decreases due to lapse of statutes	(100)	(349)	(536)

Balance – end of period	$806	$2,147	$2,370

13. PROFIT SHARING PLAN

The Company maintains a profit sharing plan (the “Plan”) under section 401(k) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). During 2010, 2009 and 2008, under the Plan the Company made discretionary matching contributions, which were determined annually based on a percentage of the employee’s pretax contributions. Matching contributions were subject to a cap based on a percentage of the employee’s eligible compensation, as defined in the Plan. Effective April 9, 2009, the Compensation Committee changed the Company discretionary contribution from a weekly match of 50% of the first 4% of eligible compensation to a weekly match of 25% of the first 4% of eligible compensation, with an additional discretionary match of 25% of the first 4% of eligible compensation to be made at the end of the year at the discretion of the Company’s Compensation Committee.

Employer matching contributions amounted to $0.7 million and $0.8 million for the fifty-two weeks ended January 1, 2011 and January 2, 2010, respectively. For the fifty-three weeks ended January 3, 2009 employer matching contributions were $1.4 million.

14. EXECUTIVE DEFERRED COMPENSATION PLAN

The Company has an executive deferred compensation agreement with certain key employees. Under this agreement, the Company at its election may match certain elective salary deferrals of eligible employees’ compensation up to a maximum of $20 thousand per employee per year.

For the fifty-two weeks ended January 1, 2011 and January 2, 2010 employer contributions totaled $0.1 million and $0.2 million, respectively. For the fifty-three weeks ended January 3, 2009, employer contributions totaled $0.2 million. Benefits paid to retired or terminated employees for the fifty-two weeks ended January 1, 2011 and January 2, 2010 totaled $0.3 million and zero, respectively. There were no benefits paid to retired or terminated employees for the fifty-three weeks ended January 3, 2009.

15. RESTRUCTURING CHARGES

Fiscal 2010

During the fifty-two weeks ended January 1, 2011, the Company recorded restructuring charges of $1.2 million primarily related to the elimination of a facility and certain employee positions as a result of the restructuring of the Company’s shipping and warehouse operations. Included in the restructuring charge was $0.6 million of occupancy related costs, primarily consisting of lease termination costs, and $0.6 million primarily related to employee severance costs.

As of January 1, 2011, the Company has incurred aggregate restructuring charges of $23.9 million, including $12.4 million, $10.3 million, and $1.2 million recorded during 2008, and the fifty-two weeks ended January 2, 2010 and January 1, 2011, respectively. As of January 1, 2011, the occupancy related restructuring accrual primarily relates to lease termination buyout agreements for the Illuminations retail stores. The lease related to the Illuminations corporate headquarters in Petaluma, California expires in March 2013. This lease will be paid through March 2013 unless the Company is able to structure a buyout agreement with the landlord.

Fiscal 2009

During the fifty-two weeks ended January 2, 2010, the Company recorded restructuring charges of $10.3 million. Included in the restructuring charge was $6.5 million of occupancy related costs, primarily consisting of lease termination costs, $1.4 million primarily related to employee severance costs, $1.2 million related to the impairment of the Aroma Naturals customer list, tradename and goodwill and $1.3 million of other restructuring costs.

Fiscal 2008

During fiscal 2008, the Company initiated a restructuring plan designed to close three underperforming Illuminations stores and move the Illuminations corporate headquarters from Petaluma, California to the Company’s South Deerfield, Massachusetts headquarters. In connection with this restructuring plan, a charge of $1.5 million was recorded in 2008. Included in the restructuring charge was $0.6 million related to lease termination costs, $0.5 million related to non-cash fixed assets write-offs and other costs, and $0.4 million in employee related costs. As of March 29, 2008 the three underperforming stores had been closed.

During 2008, we initiated a restructuring plan involving the closing of the Company’s remaining 28 Illuminations retail stores and the discontinuance of the related Illuminations consumer direct business, the closing of one underperforming Yankee Candle retail store, and limited reductions in the Company’s corporate and administrative workforce. As of July 4, 2009, the Company had closed all of its Illuminations stores and had discontinued the Illuminations consumer direct business. In addition, on July 14, 2009, the Board of Directors approved a decision to discontinue the Company’s Aroma Naturals division and explore different strategic alternatives, including a potential sale. On October 21, 2009, the Company sold certain assets associated with the Aroma Naturals division. In conjunction with the decision to discontinue the Aroma Naturals division the Company performed an impairment analysis on the Aroma Naturals tradename, customer list and goodwill and determined that these assets were fully impaired. Accordingly, the results of operations of the Aroma Naturals division, including restructuring charges related to the write-off of its intangible assets and goodwill, lease and severance obligations are classified as discontinued operations for all periods presented.

During 2008, an additional $12.4 million of restructuring related charges was recorded. Included in the restructuring charge was $0.6 million related to occupancy related costs, primarily consisting of lease termination costs, $7.3 million related to fixed asset write-offs and other costs and the write-off of the Illuminations tradename of $4.5 million. Occupancy related non-cash adjustments represent the reversal and amortization of deferred rent as a result of the lease terminations.

The following is a summary of restructuring charge activity for the fifty-two weeks ended January 1, 2011 and January 2, 2010, and the fifty-three weeks ended January 3, 2009 (in thousands):

	Accrued as of January 2, 2010	Fifty-Two Weeks Ended January 1, 2011			Accrued as of January 1, 2011
		Expense	Costs Paid	Non-Cash Charges
Continuing Operations
Occupancy related	$17	$210	$(217)	$(10)	$—
Employee related	32	619	(594)	—	57

Total Continuing Operations	49	829	(811)	(10)	57

Discontinued Operations
Occupancy related	2,474	366	(1,817)	—	1,023
Employee related	41	—	(41)	—	—

Total Discontinued Operations	2,515	366	(1,858)	—	1,023

Total Restructuring Charges	$2,564	$1,195	$(2,669)	$(10)	$1,080

	Accrued as of January 3, 2009	Fifty-Two Weeks Ended January 2, 2010			Accrued as of January 2, 2010
		Expense	Costs Paid	Non-Cash Charges
Continuing Operations
Occupancy related	$60	$113	$(157)	$1	$17
Impairment of long-lived assets and other	5	1,112	(1,092)	(25)	—
Employee related	—	656	(624)	—	32

Total Continuing Operations	65	1,881	(1,873)	(24)	49

Discontinued Operations
Occupancy related	981	6,428	(5,783)	848	2,474
Impairment of long-lived assets and other	20	139	(151)	(8)	—
Employee related	—	695	(654)	—	41
Impairment of Aroma Naturals intangible assets and goodwill	—	1,182	—	(1,182)	—

Total Discontinued Operations	1,001	8,444	(6,588)	(342)	2,515

Total Restructuring Charges	$1,066	$10,325	$(8,461)	$(366)	$2,564

	Fifty-Three Weeks Ended January 3, 2009			Accrued as of January 3, 2009
	Expense	Costs Paid	Non-Cash Charges
Continuing Operations
Occupancy related	$(17)	$—	$77	$60
Impairment of long-lived assets and other	410	—	(405)	5

Total Continuing Operations	393	—	(328)	65

Discontinued Operations
Occupancy related	1,250	(349)	80	981
Impairment of long-lived assets and other	7,357	(42)	(7,295)	20
Employee related	350	(350)	—	—
Impairment of Illuminations tradename	4,507	—	(4,507)	—

Total Discontinued Operations	13,464	(741)	(11,722)	1,001

Total Restructuring Charges	$13,857	$(741)	$(12,050)	$1,066

16. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases most store locations, its corporate office building, a distribution facility and a number of vehicles. The operating leases, which expire in various years through 2021, contain renewal options ranging from six months to five years and provide for base rentals plus contingent rentals thereafter, which are a function of sales volume. In addition, the Company is required to pay real estate taxes, maintenance and other operating expenses applicable to the leased premises. Furthermore, several leases contain rent escalation clauses, which are accounted for under ASC 840 – Leases.

The aggregate annual future minimum lease commitments under operating leases as of January 1, 2011 are as follows (in thousands):

Operating Leases
2011	$36,840
2012	32,017
2013	27,817
2014	23,525
2015	20,115
Thereafter	50,299

Total minimum lease payments	$190,613

Rent expense, including contingent rentals, for the fifty-two weeks ended January 1, 2011 and January 2, 2010 was $39.5 million and $37.3 million, respectively. For the fifty-three weeks ended January 3, 2009, rent expense, including contingent rentals was $37.1 million. Included in rent expense were contingent rental payments of approximately $0.5 million, $0.4 million and $0.5 million for fifty-two weeks ended January 1, 2011, and January 2, 2010, and the fifty-three weeks ended January 3, 2009, respectively. Contingent rental payments are based primarily on sales at respective retail locations.

Contingencies

In August 2009, in connection with the Linens ‘N Things bankruptcy proceedings, Linens Holding Co. and its affiliates (“Linens”) filed a lawsuit against the Company in United States Bankruptcy Court in the District of Delaware alleging that pursuant to the United States Bankruptcy Code Linens is entitled to recover from the Company the certain amounts on the basis that they constitute “preferential transfers” under the Code. This lawsuit was settled in January 2011, subject to final bankruptcy court approval, for the payment of $0.2 million by Yankee Candle.

In addition, the Company is engaged in various lawsuits, either as plaintiff or defendant. In the opinion of management, the ultimate outcome of these lawsuits will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

17. RELATED PARTY TRANSACTIONS

Upon closing of the Merger, the Company entered into a management services contract with an affiliate of MDP pursuant to which MDP provides the Company with management and consulting services and financial and advisory services on an ongoing basis for a fee of $1.5 million per year, payable in equal quarterly installments, and reimbursement of out–of–pocket expenses incurred in connection with the provision of such services. For each of the fifty-two weeks ended January 1, 2011, and January 2, 2010 and the fifty-three weeks ended January 3, 2009, the Company recorded $1.5 million associated with the annual management fee. Under this management services agreement, the Company also agreed to provide customary indemnification.

In February 2007, CapitalSource Inc., a company in which affiliates of Madison Dearborn hold an approximately 7.5% interest as of January 1, 2011,  purchased a portion of the revolving loan under the Revolving Facility.  During 2010, the largest amount of principal outstanding under the loan at any one time was $12.4 million. During 2009, the largest amount of principal outstanding under the loan at any one time was $11.5 million. As of January 1, 2011 and January 2, 2010, the principal amount outstanding under this loan was $0.3 million and $0.4 million, respectively. For the fifty-two weeks ended January 1, 2011 and January 2, 2010, we paid $0.2 million and $0.2 million respectively, of interest and fees on this loan.

18. CAPITAL LEASES

In 2010, the Company entered into capital leases for computer equipment and vehicles. As of January 1, 2011, the recorded value of the leased property under capital leases was $2.7 million and is included in property and equipment in the consolidated balance sheet. Accumulated amortization on the property under capital lease was $0.5 million as of January 1, 2011. The related amortization is included in general and administrative expense.

Future minimum lease payments under the capital lease obligations as of January 1, 2011 are as follows (in thousands):

2011	$797
2012	593
2013	574
2014	565
2015	34
Thereafter	—
Lessee guarantee of residual value at the end of lease term	102

Total minimum lease payments	2,665
Less amounts representing interest	(321)

Total	$2,344

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

The CEO evaluates both the Company’s retail and wholesale operations based on an “operating earnings” measure. Our wholesale operations is made up of our  wholesale and International reporting units. These reporting units have been aggregated into one reporting segment in accordance with ASC Topic 350. Such measure gives recognition to specifically identifiable operating costs such as cost of sales and selling expenses. Administrative charges are generally not allocated to specific operating segments and are accordingly reflected in the unallocated/corporate/other reconciliation to the total consolidated results. The effects of purchase accounting adjustments related to the Merge are not included in segment operations below, consistent with internal reports used by the CEO. These amounts are also included in the unallocated/corporate/other column. Other components of the consolidated statements of operations, which are classified below operating income, are also not allocated to segments. The Company does not account for or report assets, capital expenditures or depreciation and amortization by segment to the CEO.

The following are the relevant data for the fifty-two weeks ended January 1, 2011 and January 2, 2010, and the fifty-three weeks ended January 3, 2009 (in thousands):

Fifty-Two Weeks Ended January 1, 2011	Retail	Wholesale	Unallocated/ Corporate/ Other	Balance per Consolidated Statements of Operations
Sales	$426,325	$307,392	$—	$733,717
Gross profit	281,018	145,940	(344)	426,614
Selling expenses	170,028	28,345	14,207	212,580
Operating income	110,990	117,595	(77,989)	150,596
Interest and other expense, net	—	—	—	84,620

Income from continuing operations before provision for income taxes				$65,976

Fifty-Two Weeks Ended January 2, 2010	Retail	Wholesale	Unallocated/ Corporate/ Other	Balance per Consolidated Statements of Operations
Sales	$401,262	$279,802	$—	$681,064
Gross profit	270,775	133,548	(52)	404,271
Selling expenses	160,334	22,233	15,549	198,116
Operating income	110,441	111,315	(87,080)	134,676
Interest and other expense, net	—	—	—	94,064

Income from continuing operations before provision for income taxes				$40,612

Fifty-Three Weeks Ended January 3, 2009	Retail	Wholesale	Unallocated/ Corporate/ Other	Balance perConsolidated Statements of Operations
Sales	$390,600	$298,545	$—	$689,146
Gross profit	258,324	138,817	560	397,701
Selling expenses	154,696	25,401	16,001	196,098
Operating income	103,628	113,416	(521,746)	(304,702)
Interest and other expense, net	—	—	—	94,410

Loss from continuing operations before provision for income taxes				$(399,112)

For the fifty-two weeks ended January 1, 2011 and January 2, 2010, and the fifty-three weeks ended January 3, 2009 revenues from the Company’s international operations were $76.9 million, $54.7 million and $48.1 million, respectively. Long lived assets of the Company’s international operations were approximately $2.4 million and $1.5 million as of January 1, 2011 and January 2, 2010, respectively.

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

21. FINANCIAL INFORMATION RELATED TO GUARANTOR SUBSIDIARIES

As discussed in Note 10 “Long-term Debt,” obligations under the senior notes are guaranteed on an unsecured senior basis and obligations under the senior subordinated notes are guaranteed on an unsecured senior subordinated basis by the Parent and 100% of the issuer’s existing and future domestic subsidiaries. The senior notes are fully and unconditionally guaranteed by all of our 100% owned U.S. subsidiaries (the “Guarantor Subsidiaries”) on a senior unsecured basis. These guarantees are joint and several obligations of the Guarantor Subsidiaries. The foreign subsidiary does not guarantee these notes.

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

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
January 1, 2011
(in thousands)

	Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash	$—	$8,702	$1,868	$2,143	$—	$12,713
Accounts receivable, net	—	31,960	176	14,801	—	46,937
Inventory	—	57,427	87	9,873	—	67,387
Prepaid expenses and other current assets	—	10,032	195	586	—	10,813
Deferred tax assets	—	11,577	65	—	—	11,642

TOTAL CURRENT ASSETS	—	119,698	2,391	27,403	—	149,492

PROPERTY AND EQUIPMENT, NET	—	116,377	55	2,354	—	118,786
MARKETABLE SECURITIES	—	1,182	—	—	—	1,182
GOODWILL	—	643,570	—	—	—	643,570
INTANGIBLE ASSETS	—	281,465	—	284	—	281,749
DEFERRED FINANCING COSTS	—	14,271	—	—	—	14,271
OTHER ASSETS	—	650	—	—	—	650
INTERCOMPANY RECEIVABLES	—	23,214	430	—	(23,644)	—
INVESTMENT IN SUBSIDIARIES	70,008	3,625	—	—	(73,633)	—

TOTAL ASSETS	$70,008	$1,204,052	$2,876	$30,041	$(97,277)	$1,209,700

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$—	$25,025	$46	$1,220	$—	$26,291
Accrued payroll	—	12,317	31	321	—	12,669
Accrued interest	—	17,509	—	—	—	17,509
Accrued income taxes	—	18,639	—	201	—	18,840
Accrued purchases of property and equipment	—	2,269	—	—	—	2,269
Current portion of capital leases	—	667	—	—	—	667
Other accrued liabilities	—	41,679	1,960	1,869	—	45,508

TOTAL CURRENT LIABILITIES	—	118,105	2,037	3,611	—	123,753

DEFERRED COMPENSATION OBLIGATION	—	1,322	—	—	—	1,322
DEFERRED TAX LIABILITIES	—	99,432	—	—	—	99,432
LONG-TERM DEBT	—	901,125	—	—	—	901,125
DEFERRED RENT	—	11,535	—	—	—	11,535
CAPITAL LEASES, NET OF CURRENT PORTION	—	1,677	—	—	—	1,677
OTHER LONG-TERM LIABILITIES	—	848	—	—	—	848
INTERCOMPANY PAYABLES	—	—	—	23,644	(23,644)	—
STOCKHOLDERS’ EQUITY	70,008	70,008	839	2,786	(73,633)	70,008

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$70,008	$1,204,052	$2,876	$30,041	$(97,277)	$1,209,700

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

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Fifty-Two Weeks Ended January 1, 2011
(in thousands)

	Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
Sales	$—	$702,280	$2,856	$72,432	$(43,851)	$733,717
Cost of sales	—	286,485	832	60,988	(41,202)	307,103

Gross profit	—	415,795	2,024	11,444	(2,649)	426,614

Selling expenses	—	194,571	2,165	16,084	(240)	212,580
General and administrative expenses	—	62,433	—	—	176	62,609
Restructuring charges	—	829	—	—	—	829

Income (loss) from operations	—	157,962	(141)	(4,640)	(2,585)	150,596

Interest expense	—	75,648	—	—	—	75,648
Other expense (income)	—	14,609	3	(5,640)	—	8,972

Income (loss) before provision for (benefit from) income taxes	—	67,705	(144)	1,000	(2,585)	65,976

Provision for (benefit from) income taxes	—	24,388	(52)	280	(928)	23,688

Income (loss) from continuing operations	—	43,317	(92)	720	(1,657)	42,288
Loss from discontinued operations, net of income taxes	—	(379)	—	—	—	(379)

Income (loss) before equity in earnings of subsidiaries	—	42,938	(92)	720	(1,657)	41,909

Equity in earnings of subsidiaries	(41,909)	(628)	—	—	42,537	—

Net income	$41,909	$43,566	$(92)	$720	$(44,194)	$41,909

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Fifty-Two Weeks Ended January 2, 2010
(in thousands)

	Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
Sales	$—	$657,470	$2,867	$50,475	$(29,748)	$681,064
Cost of sales	—	259,965	814	44,014	(28,000)	276,793

Gross profit	—	397,505	2,053	6,461	(1,748)	404,271

Selling expenses	—	185,313	2,065	10,978	(240)	198,116
General and administrative expenses	—	69,400	—	—	198	69,598
Restructuring charges	—	1,881	—	—	—	1,881

Income (loss) from operations	—	140,911	(12)	(4,517)	(1,706)	134,676

Interest income	—	(4)	—	(9)	—	(13)
Interest expense	—	86,058	—	—	—	86,058
Other expense (income)	—	12,918	—	(4,899)	—	8,019

Income (loss) before provision for (benefit from) income taxes	—	41,939	(12)	391	(1,706)	40,612

Provision for (benefit from) income taxes	—	17,135	(5)	109	(695)	16,544

Income (loss) from continuing operations	—	24,804	(7)	282	(1,011)	24,068
Loss from discontinued operations, net of income taxes		(7,696)	—	—	—	(7,696)

Income (loss) before equity in earnings of subsidiaries	—	17,108	(7)	282	(1,011)	16,372

Equity in earnings of subsidiaries	(16,372)	(275)	—	—	16,647	—

Net income	$16,372	$17,383	$(7)	$282	$(17,658)	$16,372

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Fifty-Three Weeks Ended January 3, 2009
(in thousands)

	Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
Sales	$—	$662,028	$3,083	$44,688	$(20,653)	$689,146
Cost of sales	—	274,547	859	36,458	(20,419)	291,445

Gross profit	—	387,481	2,224	8,230	(234)	397,701

Selling expenses	—	184,682	2,258	9,398	(240)	196,098
General and administrative expenses	—	53,310	—	—	175	53,485
Restructuring charges	—	393	—	—	—	393
Goodwill and intangible asset impairments		452,427	—	—	—	452,427

Loss from operations	—	(303,331)	(34)	(1,168)	(169)	(304,702)

Interest income	—	(14)	—	(24)	—	(38)
Interest expense	—	94,956	—	—	—	94,956
Gain on extinguishment of debt	—	(2,131)	—	—	—	(2,131)
Other expense (income)	—	2,233	—	(610)	—	1,623

Loss before benefit from income taxes	—	(398,375)	(34)	(534)	(169)	(399,112)

Benefit from income taxes	—	(12,875)	(1)	(152)	(8)	(13,036)

Loss from continuing operations	—	(385,500)	(33)	(382)	(161)	(386,076)
Loss from discontinued operations, net of income taxes	—	(13,256)	(9,992)	—	—	(23,248)

Loss before equity in losses of subsidiaries	—	(398,756)	(10,025)	(382)	(161)	(409,324)

Equity in losses of subsidiaries	409,324	10,407	—	—	(419,731)	—

Net loss	$(409,324)	$(409,163)	$(10,025)	$(382)	$419,570	$(409,324)

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Fifty-Two Weeks Ended January 1, 2011
(in thousands)

	Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net income	41,909	43,566	(92)	720	(44,194)	41,909
Adjustments to reconcile net loss to net cash used in operating activities:
Realized loss on derivative contracts	—	9,166	—	—	—	9,166
Depreciation and amortization	—	42,403	16	559	—	42,978
Unrealized loss on marketable securities	—	(83)	—	—	—	(83)
Share-based compensation expense	—	962	—	—	—	962
Deferred taxes	—	3,809	122	—	—	3,931
Non-cash adjustments related to restructuring	—	10	—	—	—	10
Loss on disposal and impairment of property and equipment	—	213	—	—	—	213
Marketable securities	—	22	—	—	—	22
Equity in earnings of subsidiaries	(41,909)	(628)	—	(1,657)	44,194	—
Changes in assets and liabilities
Accounts receivable, net	—	2,342	51	(5,875)	—	(3,482)
Inventory	—	(6,049)	(8)	(2,393)	—	(8,450)
Prepaid expenses and other assets	—	(710)	67	26	—	(617)
Accounts payable	—	4,082	(42)	642	—	4,682
Income taxes	—	17,974	—	201	—	18,175
Accrued expenses and other liabilities	—	428	(77)	638	—	989

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	—	117,507	37	(7,139)	—	110,405

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	—	(16,306)	(21)	(1,324)	—	(17,651)
Proceeds from the sale of property and equipment	—	202	—	—	—	202
Intercompany payables/receivables	—	(8,047)	—	—	8,047	—

NET CASH USED IN INVESTING ACTIVITIES	—	(24,151)	(21)	(1,324)	8,047	(17,449)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	40	—	—	—	40
Repurchase of common stock		(933)	—	—		(933)
Borrowings under Credit Facility	—	76,000	—	—	—	76,000
Repayment of borrowings	—	(164,000)	—	—	—	(164,000)
Principal payments on capital lease	—	(349)	—	—	—	(349)
Intercompany payables/receivables	—	—	(299)	8,346	(8,047)	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	—	(89,242)	(299)	8,346	(8,047)	(89,242)

EFFECT EXCHANGE RATE CHANGES ON CASH	—	—	—	(96)	—	(96)

NET INCREASE (DECREASE) IN CASH	—	4,114	(283)	(213)	—	3,618

CASH, BEGINNING OF PERIOD	—	4,588	2,151	2,356	—	9,095

CASH, END OF PERIOD	—	8,702	1,868	2,143	—	12,713

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Fifty-Two Weeks Ended January 2, 2010
(in thousands)

	Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$16,372	$17,383	$(7)	$282	$(17,658)	$16,372
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized loss on derivative contracts	—	6,300	—	—	—	6,300
Depreciation and amortization	—	46,336	20	422	—	46,778
Unrealized gain on marketable securities	—	(213)	—	—	—	(213)
Share-based compensation expense	—	857	—	—	—	857
Deferred taxes	—	12,213	99	—	—	12,312
Loss on disposal of property and equipment	—	1,129	—	3	—	1,132
Non-cash adjustments related to restructuring	—	(816)	—	—	—	(816)
Goodwill and intangible asset impairments	—	1,182	—	—	—	1,182
Investments in marketable securities	—	(481)	—	—	—	(481)
Equity in earnings of subsidiaries	(16,372)	(275)	—	(1,011)	17,658	—
Changes in assets and liabilities
Accounts receivable, net	—	(2,325)	(12)	(1,590)	—	(3,927)
Inventory	—	5,073	10	(561)	—	4,522
Prepaid expenses and other assets	—	2,252	(59)	(83)	—	2,110
Accounts payable	—	(774)	68	(546)	—	(1,252)
Income taxes	—	(6,321)	—	—	—	(6,321)
Accrued expenses and other liabilities	—	10,314	(255)	2,019	—	12,078

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	—	91,834	(136)	(1,065)	—	90,633

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(17,067)	(2)	(896)	—	(17,965)
Intercompany payables/receivables	—	(3,929)	—	—	3,929	—

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	—	(20,996)	(2)	(896)	3,929	(17,965)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	—	80	—	—	—	80
Repurchase of common stock	—	(367)	—	—	—	(367)
Borrowings under senior secured revolving credit facility	—	72,421	—	—	—	72,421
Repayments of borrowings	—	(266,421)	—	—	—	(266,421)
Intercompany payables/receivables	—	—	142	3,787	(3,929)	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	—	(194,287)	142	3,787	(3,929)	(194,287)

EFFECT EXCHANGE RATE CHANGES ON CASH	—	—	—	137	—	137
NET (DECREASE) INCREASE IN CASH	—	(123,449)	4	1,963	—	(121,482)

CASH, BEGINNING OF PERIOD	—	128,037	2,147	393	—	130,577

CASH, END OF PERIOD	$—	$4,588	$2,151	$2,356	$—	$9,095

YANKEE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Fifty-Three Weeks Ended January 3, 2009
(in thousands)

	Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiary	Intercompany Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(409,324)	$(409,163)	$(10,025)	$(382)	$419,570	$(409,324)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	—	46,098	575	322	—	46,995
Unrealized loss on marketable securities	—	235	—	—	—	235
Share-based compensation expense	—	892	—	—	—	892
Deferred taxes	—	(19,198)	142	—	—	(19,056)
Non-cash adjustments related to restructuring	—	12,050	—	—	—	12,050
Goodwill and intangible asset impairments	—	452,427	10,189	—	—	462,616
Loss on disposal and impairment of property and equipment	—	448	—	—	—	448
Investments in marketable securities	—	(516)	—	—	—	(516)
Gain on extinguishment of debt	—	(2,131)	—	—	—	(2,131)
Equity in losses of subsidiaries	409,324	10,407	—	(161)	(419,570)	—
Changes in assets and liabilities
Accounts receivable, net	—	9,299	468	566	—	10,333
Inventory	—	5,737	(226)	(1,350)	—	4,161
Prepaid expenses and other assets	—	592	(175)	(484)	—	(67)
Accounts payable	—	1,099	(65)	482	—	1,516
Income taxes	—	(9,401)	—	—	—	(9,401)
Accrued expenses and other liabilities	—	(10,853)	(396)	1,139	—	(10,110)

NET CASH PROVIDED BY OPERATING ACTIVITIES	—	88,022	487	132	—	88,641

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(18,240)	(47)	(235)	—	(18,522)
Payment of contingent consideration on Aroma Naturals	—	—	(225)	—	—	(225)
Intercompany payables/receivables	—	1,549	—	—	(1,549)	—

NET CASH USED IN INVESTING ACTIVITIES	—	(16,691)	(272)	(235)	(1,549)	(18,747)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of borrowings	—	(45,005)	—	—	—	(45,005)
Net proceeds from issuance of common stock	—	24	—	—	—	24
Borrowings under senior secured revolving credit facility	—	100,500	—	—	—	100,500
Repurchase of common stock	—	(129)	—	—	—	(129)
Intercompany payables/receivables	—	—	(409)	(1,140)	1,549	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	—	55,390	(409)	(1,140)	1,549	55,390

EFFECT EXCHANGE RATE CHANGES ON CASH	—	—	—	(334)	—	(334)
NET INCREASE (DECREASE) IN CASH	—	126,721	(194)	(1,577)	—	124,950

CASH, BEGINNING OF PERIOD	—	1,316	2,341	1,970	—	5,627

CASH, END OF PERIOD	$—	$128,037	$2,147	$393	$—	$130,577

22. VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts	Balance at Beginning of Fiscal Year	Charged to Costs and Expenses	Deductions From Reserves	Balance at End of Fiscal Year
Year Ended January 1, 2011:
Allowance for doubtful accounts	$1,882	$387	$(268)	$2,001

Year Ended January 2, 2010:
Allowance for doubtful accounts	$6,238	$382	$(4,738)	$1,882

Year Ended January 3, 2009:
Allowance for doubtful accounts	$2,333	$4,839	$(934)	$6,238

Amounts charged to deductions from reserves represent the write-off of uncollectible balances.

23. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Thirteen Weeks Ended April 3, 2010	Thirteen Weeks Ended July 3, 2010	Thirteen Weeks Ended October 2, 2010	Thirteen Weeks Ended January 1, 2011
Sales	$140,975	$125,368	$175,750	$291,624
Cost of sales	62,312	55,687	74,103	115,001

Gross profit	78,663	69,681	101,647	176,623
Selling expenses	49,568	48,258	51,842	62,912
General and administrative expenses	16,679	13,952	15,676	16,302
Restructuring charges	800	29	—	—

Income from operations	11,616	7,442	34,129	97,409
Interest expense	19,807	18,462	20,525	16,854
Other expense (income)	4,732	4,751	484	(995)

(Loss) income before (benefit from) provision for income taxes	(12,923)	(15,771)	13,120	81,550
(Benefit from) provision for income taxes	(4,676)	(5,621)	4,247	29,738

(Loss) income from continuing operations	(8,247)	(10,150)	8,873	51,812
Loss from discontinued operations, net of income taxes	(255)	(38)	(49)	(37)

Net (loss) income	$(8,502)	$(10,188)	$8,824	$51,775

	Thirteen Weeks Ended April 4, 2009	Thirteen Weeks Ended July 4, 2009	Thirteen Weeks Ended October 3, 2009	Thirteen Weeks Ended January 2, 2010
Sales	$119,218	$118,853	$168,748	$274,245
Cost of sales	51,767	51,532	71,232	102,261

Gross profit	67,451	67,321	97,516	171,984
Selling expenses	45,240	45,384	48,479	59,014
General and administrative expenses	15,362	15,339	19,158	19,738
Restructuring charges	748	227	906	—

Income from operations	6,101	6,371	28,973	93,232
Interest income	(10)	(1)	(1)	(1)
Interest expense	21,715	21,824	20,740	21,779
Other expense	1,437	39	5,929	614

(Loss) income before (benefit from) provision for income taxes	(17,041)	(15,491)	2,305	70,840
(Benefit from) provision for income taxes	(7,094)	(7,050)	1,045	29,644

(Loss) income from continuing operations	(9,947)	(8,441)	1,260	41,196
Loss from discontinued operations, net of income taxes	(1,542)	(4,081)	(1,995)	(78)

Net (loss) income	$(11,489)	$(12,522)	$(735)	$41,118

24. SUBSEQUENT EVENT

In February 2011 Holdings formed a wholly-owned subsidiary, Yankee Finance, Inc. (“Yankee Finance, Inc.”), for the purpose of issuing in conjunction with Holdings $315.0 million aggregate principal amount of 10.25%/11.00% Senior Notes due 2016 (the “Notes”) pursuant to an Indenture, dated February 9, 2011.  Cash interest accrues at a rate of 10.25% per annum, and PIK Interest (defined below) accrues at the cash interest rate plus 0.75%. Holdings is required to pay interest on the Notes (1) for the first interest payment date, entirely in cash and (2) for all subsequent interest payment dates, entirely in cash interest, unless the conditions described in the Indenture are satisfied with respect to the related interest period, in which case, Holdings may pay interest on the Notes for such interest period by increasing the principal amount of the Notes or by issuing new Notes for up to the entire amount of the interest payment (in each case, “PIK Interest”) to the extent described in the Indenture.

Holdings is a holding company with no direct operations. Its principal asset is the indirect equity interests it holds in the Company, and all of its operations are conducted through the Company. As a result, Holdings will be dependent upon dividends from the Company to generate the funds necessary to meet its outstanding debt service obligations. The Company did not guarantee the debt nor is the Company obligated to pay dividends to Holdings.

Holdings used the net proceeds from the Notes to make a distribution to its newly formed parent, Yankee Candle Investments LLC (“Yankee Investments”), who made a distribution to the holders of its Class A common units, together with payments to certain holders of its Class B and Class C common units. Ultimately, distributions and/or payments of $295.5 million were made to MDP and $5.4 million to certain members of the Company’s management and directors, respectively. The amounts paid to management related to the Class B and Class C shares will be reflected as compensation expense of the Company in fiscal 2011.  Simultaneously with this transaction, all equity interests in Holdings previously held by MDP and certain members of management were exchanged for like interests in Yankee Investments.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

1. Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of January 1, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of January 1, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management assessed the effectiveness of our internal control over financial reporting as of January 1, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of January 1, 2011 our internal control over financial reporting is effective based on the above criteria.

Deloitte & Touche LLP, our independent auditors, have issued an audit report on the effectiveness of our internal control over financial reporting. This report appears below.

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
South Deerfield, Massachusetts

We have audited the internal control over financial reporting of Yankee Holding Corp. and subsidiaries (the "Company") as of January 1, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the fiscal year ended January 1, 2011 of the Company and our report dated March 31, 2011 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Hartford, Connecticut
March 31, 2011

(c) Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 1, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages and positions of our executive officers and directors as of March 1, 2011:

Name	Age	Position
Craig W. Rydin	59	Chairman of the Board of Directors

Harlan M. Kent	48	President and Chief Executive Officer, Director

Gregory W. Hunt	54	Chief Financial Officer

Martha S. LaCroix	45	Executive Vice President, Chief Human Resources Officer

James A. Perley	48	Executive Vice President, General Counsel

Stephen Farley	56	President, Retail Division

John Fontana	52	President, International

Hope Margala Klein	44	Senior Vice President, Brand Design Innovation

Michael Thorne	45	President, Wholesale Division

Arthur F. Rubeck	45	Senior Vice President, Supply Chain

Robin P. Selati	44	Director

George A. Peinado	40	Director

Richard H. Copans	33	Director

Terry Burman	65	Director

Trudy Sullivan	64	Director

CRAIG W. RYDIN is Chairman of the Board of Directors. Mr. Rydin has served as a director of Yankee Candle since February 2007.  Prior to being named Executive Chairman in October 2009, Mr. Rydin served as Chief Executive Officer of Yankee Candle from April 2001 until October 2009.  Prior to joining Yankee Candle in April 2001, Mr. Rydin was the President of the Away From Home food services division of Campbell Soup Company since 1998, and President of the Godiva Chocolatier division of Campbell from 1996 to 1998.  Prior to Godiva, Mr. Rydin held a number of senior management positions at Pepperidge Farm, Inc., also a part of Campbell. Mr. Rydin also serves on the Board of Directors of Priceline.com Incorporated, where he sits on the audit and compensation committees, and Phillips-Van Heusen Corporation, where he sits on the compensation committee.  The Board of Directors believes that Mr. Rydin is qualified to serve as a director due, among other things, to his extensive experience with premium branded consumer product companies, his service as Chief Executive Officer, his knowledge of and experience in the candle and home fragrance industry, consumer package goods and retail, and his general business and financial acumen.

HARLAN M. KENT is the President and Chief Executive Officer and has served as a director of Yankee Candle since February 2007.  Mr. Kent joined Yankee Candle in June 2001 and has held several positions of increasing responsibility since joining Yankee Candle.  Mr. Kent was promoted to his current position of Chief Executive Officer in October 2009.  Prior to that, Mr. Kent had served as President and Chief Operating Officer since December 2005.  Prior to joining Yankee Candle, Mr. Kent was Senior Vice President and General Manager of the Wholesale Division of Totes Isotoner Corporation from 1997 to 2001, and Vice President of Global Sales and Marketing for the Winchester Division of Olin Corporation from 1995 to 1997.  Mr. Kent has also held a number of senior marketing and strategic planning positions at both the Campbell Soup Company and its Pepperidge Farm Division. Mr. Kent also serves on the Board of Directors of the A.T. Cross Company.  The Board of Directors believes that Mr. Kent is qualified to serve as a director due, among other things, to his extensive experience with wholesale and consumer product companies, his service as Chief Executive Officer, his knowledge of and experience in the candle and home fragrance industry, consumer package goods and retail, and his general business and financial acumen.

GREGORY W. HUNT is Executive Vice President, Finance and Chief Financial Officer. Mr. Hunt joined Yankee Candle in April 2010.  Prior to joining Yankee Candle, Mr. Hunt served as the Executive Vice President of Strategic and Commercial Development for Norwegian Cruise Lines from 2007 to 2009.  Prior to joining Norwegian Cruise Lines, Mr. Hunt served as Chief Financial Officer and Chief Restructuring Officer of Tweeter Home Entertainment Group, Inc. from 2006 to 2007 and Chief Financial Officer and Co-Chief Executive of Syratech Corporation from 2001 to 2006.  Prior to Syratech, Mr. Hunt held several financial leadership positions of increasing responsibility, including NRT Inc., Culligan Water Technologies, Inc. and Samsonite Corporation.

MARTHA S. LACROIX is the Executive Vice President, Chief Human Resources Officer. Ms. LaCroix joined Yankee Candle in February 1993 as Director of Employee Relations and has since held various positions of increasing responsibility in Yankee Candle’s Human Resources Department. Ms. LaCroix was appointed to her current position in October 2009.

JAMES A. PERLEY is the Executive Vice President, General Counsel of Yankee Candle.  From April 2006 to December 2010, Mr. Perley also served as President, International Division.  Prior to joining Yankee Candle in September 1999, Mr. Perley was Vice President and General Counsel of Star Markets Company, Inc., where he served from 1997 to 1999.  From 1987 to 1997, Mr. Perley was a member of the Boston-based law firm of Hale and Dorr LLP, now Wilmer Hale LLP, where he served as an Associate from 1987 to 1992 and as a Junior Partner from 1992 to 1997.

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

JOHN FONTANA is the President, International Division.  Prior to joining Yankee Candle in January 2011, Mr. Fontana served as Chief Executive Officer of Smith Mountain Industries (Virginia Candle Company), a mid sized candle company, having been appointed in April 2009. Prior to that, Mr. Fontana was associated with Allied Capital, first serving as Managing Director, International & Portfolio Development from 2004 to February 2007 and then as Chief Executive Officer for Hot Stuff Foods, an Allied Capital portfolio company. He has also held senior positions at Electrolux, LLC, Frito Lay and Deloitte & Touche, LLP.

HOPE MARAGALA KLEIN is the Senior Vice President, Brand Design Innovation.  Ms. Margala Klein rejoined Yankee Candle in 2009 as Vice President, Wholesale Marketing and Merchandising and was promoted to her current position in January 2011.  She had previously served with Yankee Candle as its General Merchandising Manager, Retail from 2005 to 2006.  Prior to rejoining Yankee in 2009, Ms. Margala Klein held several senior leadership positions with The Longaberger Company from 2006 to 2009, the most recent of which was Vice President, Chief Marketing Officer.  She also previously held various leadership positions with Limited Brands, including Vice President, Category Leader of its Bath and Body Works Division and Vice President, Group Product Director of its Victoria’s Secrets Beauty Division, and with American Eagle Outfitters.

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

ARTHUR F. RUBECK is the Senior Vice President, Supply Chain. Mr. Rubeck joined Yankee Candle in 1981 and has held several operational positions of increasing responsibility, including serving as Vice President, Manufacturing from 2003 until his promotion to his current position in February 2009.

ROBIN P. SELATI has served as a director of Yankee Holdings since February 2007. Mr. Selati is a Managing Director of Madison Dearborn and joined the firm in 1993.  Prior to joining Madison Dearborn in 1993, Mr. Selati was associated with Alex Brown & Sons Incorporated in the consumer/retail investment banking group. The Board of Directors believes that Mr. Selati is qualified to serve as a director due, among other things, to his extensive financial and management expertise and experience, his status as a “financial expert” for audit committee purposes, his extensive knowledge of and experience in the consumer package goods, manufacturing and retail sectors, and his general business and financial acumen.  Mr. Selati also serves on the board of directors of Ruth’s Hospitality Group, Inc., BF Bolthouse Holdco LLC and CDW Corporation and previously served on the board of directors of Tuesday Morning.

GEORGE A. PEINADO has served as a director of Yankee Holdings since February 2007.  Mr. Peinado is a Managing Director of Madison Dearborn and joined the firm in 2004.  Prior to joining Madison Dearborn in 2004, Mr. Peinado was with DLJ Merchant Banking Partners and Morgan Stanley & Co.  The Board of Directors believes that Mr. Peinado is qualified to serve as a director due, among other things, to his extensive financial and management expertise and experience, his status as a “financial expert” for audit committee purposes, his extensive knowledge of and experience in the consumer package goods, manufacturing and retail sectors, and his general business and financial acumen. Mr. Peinado also serves on the board of directors of CDW Corporation, BF Bolthouse Holdco LLC and The Chicago Botanic Garden.

RICHARD H. COPANS has served as a director of Yankee Holdings since February 2007. Mr. Copans is a Director of Madison Dearborn and joined the firm in 2005. Prior to joining Madison Dearborn in 2005, Mr. Copans was an analyst with Morgan Stanley & Co., from 1998 to 2001, and Thomas H. Lee Partners from 2001 to 2005. The Board of Directors believes that Mr. Copans is qualified to serve as a director due, among other things, to his extensive financial and management expertise and experience, his status as a “financial expert” for audit committee purposes, his extensive knowledge of and experience in the consumer package goods, manufacturing and retail sectors, and his general business and financial acumen.  Mr. Copans also serves on the board of directors of BWAY Holding Company.

TERRY BURMAN has served as a director of Yankee Holdings since October 2007.  Mr. Burman was the Chief Executive Officer of Signet Jewelers Limited (“Signet”) until January 29, 2011. Mr. Burman joined Signet in 1995 as the Chairman and CEO of Sterling Jewelers, Inc., a U.S. division of Signet. Before joining Signet, Mr. Burman held various senior executive positions of increasing responsibility with Barry’s Jewelers, Inc. from 1980 to 1995, including President and Chief Executive Officer from 1993 to 1995.  Prior to that, Mr. Burman was a Partner with Roberts Department Stores, a regional department store chain specializing in apparel.  Mr. Burman also served on the Board of Directors of Signet until January 29, 2011. The Board of Directors believes that Mr. Burman is qualified to serve as a director due, among other things, to his extensive executive, financial and management expertise and experience, his experience as a chief executive officer in the retail industry, his significant international management experience and particularly in the UK retail sector, and his general business and financial acumen.

TRUDY SULLIVAN has served as a director of Yankee Holdings since September 2010. Ms. Sullivan is currently the President and Chief Executive Officer of The Talbots, Inc., a leading specialty retail and direct marketer of women’s apparel, shoes and accessories with operations in both the United States and Canada. Ms. Sullivan joined The Talbots, Inc. as President and CEO in 2007. Before joining The Talbots, Inc., Ms. Sullivan held various senior executive positions of increasing responsibility with Liz Claiborne, Inc. from 2001 to 2007, including President from January 2006 to July 2007.  Prior to that, Ms. Sullivan held senior leadership roles with J. Crew Group, Inc. Ms. Sullivan also serves on the Board of Directors of The Talbots, Inc.

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

Audit Committee

Yankee Holdings is not required to have a separately-designated standing Audit Committee composed of independent directors, as its securities are not listed on a national securities exchange. However, in April 2007 Yankee Holdings’ board of directors established a separately-designated standing Audit Committee. The current members of the Audit Committee are George A. Peinado (chair), Robin P. Selati, Richard H. Copans and Terry Burman. Messrs. Peinado, Selati and Copans were appointed as members in April 2007 and Mr. Burman was appointed in October 2007.  The board of directors has determined that each of Messrs. Peinado, Selati and Copans is an audit committee financial expert, as such term is defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Each of Messrs. Peinado, Selati and Copans is employed by Madison Dearborn, a private equity investment firm affiliated with our controlling stockholder, and is therefore not independent.

Management is responsible for the preparation of our financial statements and our internal control over financial reporting and the financial reporting process.  Our independent auditors are responsible for performing an independent audit of our financial statements in accordance with the Standards of the Public Company Accounting Oversight Board (“PCAOB”) (United States) and to issue a report on those financial statements. The Audit Committee assists the Board of Directors in its oversight of our financial statements and its internal accounting policies and procedures. The Audit Committee’s primary duties and responsibilities include (i) monitoring the integrity of Yankee Holdings’ financial reporting process and systems of internal controls regarding finance, accounting and legal compliance, (ii) monitoring the independence and performance of Yankee Holdings’ independent auditor and monitoring the performance of Yankee Holdings’ internal audit function, (iii) hiring and firing our independent auditor and approving any non-audit work performed for us by the independent auditor, (iv) providing an avenue of communication among the independent auditor, management and the Board, and (v) such other functions as may from time to time be delegated to it by the Board of Directors.

Compensation Committee

The current members of the Compensation Committee of the Board of Directors are Robin P. Selati (Chair), George A. Peinado, Richard H. Copans, Terry Burman and Trudy Sullivan.  Messrs. Selati, Peinado and Copans have served on the Compensation Committee since April 2007, Mr. Burman was appointed to the Committee in October 2007 and Ms. Sullivan was appointed in September 2010.

The Compensation Committee assists the Board of Directors in its oversight of our executive compensation policies and practices. The Compensation Committee’s primary responsibilities include (i) establishing total compensation for the Board, (ii) reviewing and approving total compensation for Yankee Holdings’ executive officers, including oversight of all executive officer benefit plans and approve goals, (iii) determining and annually reviewing total compensation for Yankee Holdings’ Chief Executive Officer, including reviewing and approving corporate goals and objectives relevant to the Chief Executive Officer’s compensation, (iv) overseeing Yankee Holdings’ cash-based and equity-based incentive plans, (v) producing a compensation committee report on executive compensation as required by the SEC to be included in Yankee Holdings’ Form 10-K or, if applicable, proxy statement and (vi) such other functions as may from time to time be delegated to it by the Board of Directors.

The Compensation Committee Report required by SEC rules is included on page 68 of this Annual Report.

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

The Compensation Committee of our Board of Directors (the “Compensation Committee”), which in 2010 consisted of the non-employee members of the Board of Directors, is responsible for the administration of the Company’s executive compensation program. As such, decisions with respect to our Chief Executive Officer’s compensation are made by the Compensation Committee and those relating to the compensation of our other executive officers are made by the Compensation Committee in consultation with our Chief Executive Officer.  As it has in the past, the Compensation Committee has retained and continues to work as needed with an independent compensation consultant, Towers Watson, to assist the Compensation Committee in its ongoing administration and review of the Company’s executive compensation program.  Towers Watson did not perform any other services for the Company in 2010.

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

Overview of Compensation and Process

The Compensation Committee works with management and its independent compensation consultant, Towers Watson, to administer and oversee a comprehensive executive compensation program covering those members of management at the Vice President level or higher, together with other key management personnel, if any, that may be included from time to time by the Company and the Compensation Committee in their discretion (the “Program”).  The Compensation Committee annually reviews and approves our executive compensation philosophy, which sets forth the objectives of the Program and covers all elements of the Company’s rewards for executives, including base salary, annual cash incentive opportunities, equity incentive opportunities and other benefits, and serves as the basis for the Compensation Committee’s decisions regarding compensation of our senior management. The executive compensation philosophy and the resulting Program are designed to support the Company’s compensation objectives, the key elements of which are discussed below.

Among other services provided, Towers Watson assists the Compensation Committee in evaluating the Program by providing information on general market pay practices and levels and those of our peer group and other comparable companies, and reviewing the Company’s pay policies as compared to those market practices. We would anticipate continuing to use the services of an independent consulting firm in the future on an as-needed basis in order to continue to provide advice and marketplace benchmarking data and to insure that our actual compensation practices remain competitive and consistent with our stated goals and executive compensation philosophy.

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

In 2010 there were a total of 19 companies in the peer group. The companies comprising the peer group are:

•	American Eagle Outfitters

•	Coldwater Creek, Inc.

•	Hot Topic, Inc.

•	Ann Taylor Stores, Corporation

•	Aeropostale, Inc.

•	Bebe Stores, Inc.

•	Blyth, Inc.

•	Carter’s

•	Charming Shoppes, Inc.

•	Chico’s FAS, Inc.

•	Children’s Place Retail Stores, Inc.

•	Kenneth Cole Productions, Inc.

•	Destination Maternity Corp.

•	Pacific Sunwear of California, Inc.

•	Pier 1 Imports, Inc.

•	Tiffany & Company

•	Tween Brands (1)

•	Urban Outfitters, Inc.

•	Williams-Sonoma, Inc.

(1) In December 2010 the Compensation Committee decided to remove Tween Brands from the peer group for 2011 due to a recent acquisition which rendered them no longer available for peer review.

Given the number of companies in our peer group, minor changes in the peer group’s composition should not have a significant impact on year to year market pay levels targeted by the Company.  We anticipate continuing to use peer group analysis to establish market compensation levels going forward.  The peer group information is supplemented by additional market information provided by Towers Watson, which typically includes a compilation of survey data and reports from national compensation consulting firms and Towers Watson’s own market and research information.

Using the market information from our peer group, together with additional market information from Towers Watson, the Compensation Committee estimates market rates of pay for base salary, total cash compensation (base salary, plus annual cash incentives) and total compensation (total cash, plus the expected value of long-term incentives). These market rates were used to create targeted salary and bonus ranges. The ranges for each component of cash compensation were developed to ensure they were competitive with the appropriate market and targeted at approximately the 50 th percentile of the market (the “median”). Over time, depending upon budgetary considerations and other factors, most participants who are performing satisfactorily are intended to be provided total cash compensation generally consistent with the market median. With respect to long-term incentive awards, while the Compensation Committee continues to consider the long-term incentive practices of public companies in our peer group to guide its approach to structuring compensation opportunities for our senior management, as a privately-held company we now seek to provide equity opportunities to our senior management that are intended to be generally consistent with the practices of other comparable privately-held companies.  Given the differences between public company and private company equity programs, the Compensation Committee weighs total cash compensation (base salary plus annual cash incentives) more heavily than total compensation (base salary, plus annual cash incentives, plus the annualized expected value of long-term incentives) when benchmarking against the peer group.  As such, total compensation opportunities in a given year may not be completely aligned with those of our public company peer group.

The Program is structured to tie a significant portion of the executive’s overall compensation to the performance of the Company and/or specific business units within the Company through the use of performance-based reward elements such as annual and long-term incentives. The following elements were included in the Program in fiscal 2010:

•	Annual base salary;

•	Annual cash-based incentives (the “Management Incentive Plan” or “MIP”);

•	long-term equity-based incentives under the Company’s Management Equity Plan described below; and

•	other benefits based upon prevailing market norms.

The Company does not have a pre-established policy or target for the allocation between either cash and non-cash or short-term and long-term incentive compensation. Rather, the Compensation Committee reviews information provided by Towers Watson to determine the appropriate level and mix of incentive compensation, with the goal of total cash compensation being targeted at approximately the 50 th percentile of the market median developed using the Company’s peer group data and other market information. With respect to long-term incentive compensation, Madison Dearborn and the Compensation Committee believe that management’s co-investment and other equity incentive awards in Holdings LLC will provide long-term incentives to grow the Company’s overall equity value. As a result, it is currently anticipated that additional long-term equity incentive grants beyond those awarded in 2007 in connection with the Merger (or those made or to be made with respect to new management employees hired or promoted into eligible positions subsequent to the Merger) will not be made on an annual basis as was done previously by our public company Predecessor.

The following summary of our compensation plans should be read in conjunction with the narrative disclosure contained in the section entitled “Executive Compensation Tables.”

Base Salary. Each participant in the Program is provided a salary based upon market compensation levels for his or her specific position or job function. These market levels are based upon peer group compensation levels, compensation levels at other comparable companies as reported in market data surveys compiled by Towers Watson and general market compensation information, all of which are considered to arrive at a market “going rate.”  We provide a base salary to attract and retain executive officers and to compensate them for their services rendered during the fiscal year. An individual will be paid a base salary on the basis of his or her skills (based on training, education and experience), contributions over time and annual performance. In establishing base salaries for each of our executive officers, the Compensation Committee considers numerous factors, including (i) its assessment of the executive’s performance, (ii) the executive’s leadership in executing Company initiatives and his or her potential future contributions and ability to enhance long-term enterprise value, (iii) the nature and scope of the executive’s responsibilities, (iv) the executive’s contributions and importance to the Company, (v) the executive’s integrity and compliance with law and with our Code of Business Conduct and Ethics, and (vi) the executive’s historical compensation and the nature and extent of the executive’s other forms of compensation. Most participants who are performing satisfactorily will be provided salaries that are generally consistent with the market median based upon similarly-situated executives of the companies in our peer group. Variations to this objective may occur at the discretion of the Compensation Committee and Chief Executive Officer, as applicable, based on the experience level of the individual and market factors as well as Company performance, retention concerns and other individual circumstances. Each year, the participant’s salary will be reviewed and may be increased if warranted. In general, if a participant’s role and performance level have not changed significantly, and his or her salary is consistent with market levels of pay, the participant can typically expect a modest increase in base salary in a given year.

In October 2009, Harlan M. Kent was appointed Chief Executive Officer.  In connection with his appointment Mr. Kent entered into an employment agreement which was approved by the Board of Directors.  The base salary of Mr. Kent in 2010 was determined pursuant to the employment agreement as described below under “—Employment Contracts.”  Mr. Kent’s performance is reviewed annually by the Compensation Committee and his base salary and compensation will hereafter be established and approved by the Compensation Committee.  The base salaries of the other executive officers were established and approved by the Compensation Committee based upon input and recommendations from the Chief Executive Officer.

Annual Cash Incentives (Bonuses). We believe that a significant portion of an executive’s compensation should be tied to our performance. Therefore, in addition to a base salary, we provide a Management Incentive Plan (the “MIP”) which constitutes the variable, performance-based component of an executive’s cash compensation. The MIP is designed to reward members of management and other key individuals for performance within the applicable fiscal year. The MIP provides for a target incentive opportunity for each participant consistent with market practice for his or her position or job function. If the Company, business unit (if applicable) and individual performance are each at target levels (as pre-approved by the Compensation Committee), the participant’s total cash compensation (base salary, plus MIP incentive) is designed to be competitive with market practice for that role (i.e., generally consistent with the 50 th percentile of market ranges established using the peer group and other market data provided by Towers Watson). If performance is above or below target, total cash compensation is likewise designed to be above or below market levels, respectively.

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

Since the Merger, the financial and operating metric used to measure Company performance for purposes of funding the MIP, as determined by the Compensation Committee, has been “Adjusted EBITDA.”  For MIP purposes, “Adjusted EBITDA” is defined as net income before net interest expense, income taxes, depreciation and amortization, amortization of deferred financing costs, equity compensation expense, expenses related to the Merger, any purchase price accounting adjustments as a result of the Merger, and any other nonrecurring or similar costs as may be deemed appropriate by the Board of Directors or Compensation Committee in its discretion.  As a privately held company, the Compensation Committee believes that Adjusted EBITDA is a very important financial and operating metric to our investors and that using it as the measure of Company performance under the MIP will best align the interests of management with those of our investors.

In 2009, the Compensation Committee added “Free Cash” as a second performance metric to the MIP plan design.  For MIP purposes, “Free Cash” is defined as (i) the Company's Adjusted EBITDA less (ii) capital expenditures made during the fiscal year, interest expense paid, cash taxes paid, cash charges recorded in connection with a restructuring charge, and management fees and any related payments made to Madison Dearborn Partners; each only to the extent the same were "added back" or included in the Adjusted EBITDA, and (iii) increased or decreased, as the case may be, by the net change in working capital for the fiscal year.  The Compensation Committee believes that as a leveraged company the Company’s prudent management of its working capital and cash flow from operations is an important measure of its financial and operating performance and that adding Free Cash as a second metric for purposes of MIP will further align management’s interests with those of the Company’s equity holders.

The applicable financial and operating objectives to be used for purposes of determining the funding of the MIP pool, in this case Adjusted EBITDA and Free Cash, are determined by the Compensation Committee in the first quarter of the fiscal year in connection with the Board’s review and approval of the Company’s annual operating budget for the fiscal year.  In establishing the pre-approved performance targets used for purposes of the MIP incentive payments, the Compensation Committee seeks to establish a target objective that is not easily attainable and is instead intended to require a level of Company financial performance commensurate with that which could reasonably be expected to reward the Company’s equity holders. The performance targets are generally based upon the Company’s approved operating budget for the applicable fiscal year, as modified by the Compensation Committee in its discretion, based upon various factors it deems relevant (including, by way of example, its view of the expected level of difficulty of attaining the approved budget).  In 2010, the targets were consistent with the Company’s 2010 operating budget approved by the Board of Directors.  For a discussion of these targets, see “C. 2010 Performance versus Pre-Approved Targets” below.

Based upon the foregoing, the 2010 MIP plan design was structured as follows:

Adjusted EBITDA Component.   The Adjusted EBITDA Component was designed to fund 80% of the overall target incentive pool.  The actual funding amount under this portion of the Adjusted EBITDA Component is determined based upon a calibration schedule approved by the Compensation Committee, and could exceed the target, or be less or even zero, depending upon the Company’s actual Adjusted EBITDA performance.

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

Corporate Participants.  For those MIP participants who do not work in one of the Company’s specified business units (for example, the Company’s Retail, Wholesale and International divisions), the Adjusted EBITDA and Individual Portion of their total MIP incentive award is determined as follows:  (i) 80% of such amount shall be determined by the Company’s actual Adjusted EBITDA performance versus the Adjusted EBITDA objective pre-approved by the Compensation Committee and (ii) 20% of the participant’s target award level under the Adjusted EBITDA and Individual Portion shall be determined based on the individual’s performance against his or her pre-determined key performance objectives established by his or her supervisor (and in the case of the Chief Executive Officer by the Compensation Committee) at the start of the fiscal year, combined with an overall assessment of the participant’s individual contributions and performance in the applicable year, longer-term potential and other considerations deemed appropriate by the Chief Executive Officer.

Business Unit Participants.  For those MIP participants who do work in one of the Company’s specified business units (for example, the Company’s Retail, Wholesale and International divisions), the Adjusted EBITDA and Individual Portion of their total MIP incentive award is determined as follows:  (i) 40% of such amount shall be determined by the Company’s actual Adjusted EBITDA performance versus the Adjusted EBITDA objective pre-approved by the Compensation Committee, (ii) 40% of such amount shall be determined by the segment profit achieved by such business unit as compared to the segment profit objectives pre-determined by the Compensation Committee (the pre-approved segment profit objectives for each business unit are aligned with the pre-approved total Company Adjusted EBITDA objective), and (iii) 20% of the participant’s target award level under the Adjusted EBITDA and Individual Portion shall be determined based on the individual’s performance against his or her pre-determined key performance objectives established by his or her supervisor (and in the case of the Chief Executive Officer by the Compensation Committee) at the start of the fiscal year, combined with an overall assessment of the participant’s individual contributions and performance in the applicable year, longer-term potential and other considerations deemed appropriate by the Chief Executive Officer.

Amounts awarded under this Component with respect to Adjusted EBITDA and, where applicable, business unit segment profit, will be determined based upon the actual Adjusted EBITDA and segment profit achievement in the applicable fiscal year, using the calibration schedules approved by the Compensation Committee.

All awards made to the Company’s executive officers shall be reviewed and approved by the Compensation Committee. The Compensation Committee is also responsible for determining the annual incentive amount for the Chief Executive Officer.

The Compensation Committee has the discretion to modify all or any portion of any award as it deems necessary or appropriate. While there are no express factors which must be considered by the Compensation Committee in exercising this discretion, among the factors that may be considered by the Compensation Committee are input from the Company’s Chief Executive Officer as to individual performance, the relative performance of the Company or business unit as compared to its peers or the market generally, unforeseen economic conditions, matters beyond the Company’s control, other matters or conditions not foreseen at the time any applicable performance targets were established, the prior history of MIP payouts, the current status of the Company’s total cash and total direct compensation in relation to its peer group, retention concerns and other matters that the Compensation Committee may deem appropriate.

C.  2010 Performance Versus Pre-Approved Targets

In 2010, the Company’s actual Adjusted EBITDA performance as determined by the Compensation Committee for MIP purposes was $193.7 million, which exceeded its pre-approved Adjusted EBITDA target of $192.0 established in March 2010.  The Company’s actual Free Cash performance in 2010 as determined by the Compensation Committee for MIP purposes was $93.0 million versus a pre-approved target of $85.0 million.  As a result of the foregoing actual results, under the terms of the 2010 MIP the MIP incentive pool was funded at 111.6% of the target amount and participants will generally receive an incentive payment higher than their target incentive amount.

Long-Term Incentives (Equity Awards). The Company’s equity program consists of ownership interests in Holdings LLC issued pursuant to the YCC Holdings LLC 2007 Incentive Equity Plan adopted on February 6, 2007 (as amended from time to time, the “Management Equity Plan”) 1. The objective of the Management Equity Plan is to align the interests of management with those of Madison Dearborn and the Company’s other investors through direct personal investment that provides the potential for financial benefit to management if it operates the Company in a manner that enhances the equity value of the Company. The value of these investments will only be realized to the extent that significant equity value in the Company is created and realized in the future.

Class A Common Units. Upon the closing of the Merger, certain eligible Management Investors purchased Class A common units in Holdings LLC totaling in the aggregate approximately 0.96% of Holdings LLC’s total Class A common units. The remaining Class A common units available at the time of the Merger were purchased by investment funds affiliated with Madison Dearborn in connection with the consummation of the Merger. The purchase price paid by the Management Investors for the Class A common units in connection with the Merger was $101.22 per unit, the same as that paid by Madison Dearborn in connection with their purchase of Class A common units. These Class A common units were not considered by Madison Dearborn to be compensatory in nature but were instead deemed to be a co-investment opportunity afforded to the eligible Management Investors. Holders of Class A common units are entitled to a return of their capital investment in the Class A common units prior to the Class B or Class C common units having any rights to distributions, including in connection with a sale or other liquidation or dissolution of the Company. Next, the holders of Class B common units are entitled to a return of their capital.  Thereafter, all units will participate in any residual distributions of the Company on a pro rata basis. The Class A common units are not subject to vesting.  The Class A common units purchased in connection with the Merger are sometimes referred to herein as the “Merger-Related Class A Units.”  In addition to the Merger-Related Class A Units, following the creation of Class C common units in October 2007 (see below), all recipients of a grant of Class C common units are required to simultaneously purchase a corresponding amount of Class A common units (the “Post-Merger Class A Units”).  The Post-Merger Class A Units have the same general characteristics as the Merger-Related Class A Units, provided that the Post-Merger Class A Units are also subject to the right of Holdings LLC or, if not exercised by Holdings LLC, of Madison Dearborn, to repurchase such units upon a termination of employment, as more fully set forth in the applicable equity agreements.
_______________

(1)
Subsequent Event.  In February 2011, in connection with a transaction involving the issuance by Holdings LLC and a related entity of $315 million in senior notes, all equity interests in Holdings LLC were exchanged for identical equity interests in Yankee Candle Investments LLC (“Investments”).  Holders of Holdings LLC equity received the same number of units in Investments, and the new units have the benefit of and are subject to the same vesting, rights and obligations as existed under the Holdings LLC units.

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

Other Programs and Perquisites. We also provide our named executive officers, among others, with 401(k) and nonqualified deferred compensation matching programs, and certain named executive officers are provided a car allowance (typically determined by position and/or anticipated travel demands). Specifically, under our 401(k) Plan, we provided (i) a weekly discretionary match for each week during the 2010 plan year that was equal to 25% of the first 4% of eligible earnings and (ii) an additional discretionary match of up to an additional 25% of the first 4% of eligible earnings, which is awarded at the end of the fiscal year at the discretion of the Compensation Committee based on the Company’s actual performance for the fiscal year.  Under our nonqualified deferred compensation program an eligible participant may defer up to 100% of total annual salary and incentive compensation. For senior vice presidents and above, the program will match 100% of the first $10,000 deferred and 50% of the next $20,000 deferred, up to a maximum matching contribution of $20,000. Vehicles are provided to certain executives based on the travel required in their position and their level at the Company. The Company either leases a vehicle for eligible executives or provides a monthly vehicle allowance. We provide such perquisites and other personal benefits as we believe are reasonable and consistent with our overall compensation program to better enable us to attract and retain superior employees for key positions.

Welfare Benefits. The named executive officers are offered health coverage, life and disability insurance under the same programs as all other salaried employees.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, and recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K. The members of the Compensation Committee in 2010 were Robin P. Selati, Terry Burman, Richard H. Copans, George A. Peinado and Trudy Sullivan.  Ms. Sullivan joined the Committee in September 2010.

Robin P. Selati
Terry Burman
Richard H. Copans
George A. Peinado
Trudy Sullivan

Executive Compensation Tables

Summary Compensation Table

The following table summarizes the total compensation earned in 2010, 2009, and 2008 by our named executive officers:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
			(d)	(e)	(f)	(g)	(h)	(i)	(j)
(a)	(b)	(c)	(1)	(2)	(3)	(4)	(5)	(6)	(7)
Harlan M. Kent	2010	$742,176	$—	$—	$—	$827,787	—	$27,694	$1,597,657
President and Chief	2009	645,576	—	206,573	—	878,697	—	26,989	1,757,835
Executive Officer	2008	499,386	103,935	—	—	98,317	—	27,250	728,888

Gregory W. Hunt (8)	2010	$378,846	$80,580	$1,204,000	$—	$316,114	—	$30,346	$2,009,886
Executive Vice President,	2009	—	—	—	—	—	—	—	—
Chief Financial Officer	2008	—	—	—	—	—	—	—	—

Stephen Farley	2010	$401,985	$—	$—	$—	$224,394	—	$32,100	$658,479
President, Retail Division	2009	400,358	$	$—	$—	$319,640	—	$32,100	$752,098
	2008	379,733	88,005	—	—	26,864	—	31,800	526,402

James A. Perley (9)	2010	$317,367	$—	$—	$—	$246,269	—	$24,900	$588,535
Executive Vice President,	2009	316,082	—	—	—	238,185	—	24,900	579,167
General Counsel	2008	299,745	69,129	—	—	43,276	—	25,187	437,336

Michael Thorne	2010	$312,761	$—	$—	$—	$206,414	—	$32,100	$551,275
President, Wholesale Division	2009	311,662	—	—	—	196,571	—	32,100	540,333
	2008	299,214	61,116	—	—	21,168	—	32,377	413,875

Craig W. Rydin (10)	2010	$461,538	$—	$—	$—	$418,725	—	$13,500	$893,764
Chairman	2009	848,462	—	—	—	1,253,796	—	31,066	2,133,324
	2008	879,327	244,013	—	—	230,823	—	27,164	1,381,327

Bruce L. Hartman (11)	2010	$88,846	—	—	—	$—	—	$3,516	$92,363
Former Executive Vice President,	2009	551,923	—	78,300	—	540,864	—	34,500	1,205,587
Chief Administrative Officer and	2008	451,923	170,036	498,420	—	83,041	—	28,800	1,232,220
Chief Financial Officer

(1)
With respect to 2010, the amount shown in this column for Mr. Hunt represents a relocation bonus paid to Mr. Hunt in connection with his hiring.  With respect to 2008, this column represents amounts paid to the named executive officers under the Company’s 2008 Management Incentive Plan pursuant to the Compensation Committee’s exercise of its discretion as provided under the Plan in excess of the incentive award payments that would have been paid pursuant to the terms of the MIP based upon the Company’s achievement of its pre-approved performance target and prior to the exercise of such discretion.  The Committee believes these payments were made pursuant to the MIP, which expressly contemplates the exercise of discretion by the Committee and the CEO, but the Company is reporting these amounts separately from those in column (g) in accordance with applicable SEC guidance.  The amounts paid based upon the formula in the MIP are presented in column (g).

(2)
This column represents the aggregate fair value of the Class B or Class C common units, if any, granted to the executive during the applicable fiscal year, determined as of the date of grant in accordance with FASB ASC Topic 718. See the “Grants of Plan-Based Awards” table for information on awards granted in fiscal 2010.  These amounts do not necessarily correspond to the actual value that will be recognized by the named executive officers.  Please refer to Note 5 in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for the year ended January 1, 2011 for the relevant assumptions used to determine the compensation expense for our unit awards.

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

(6)	The dollar value of the amounts shown in this column for 2010 include the following:

	Vehicle Expense	Matching Contributions Under 401(k) Plan	Executive Deferred Compensation Plan Matching Contributions(a)
Harlan M. Kent	$2,794	$4,900	$20,000

Gregory W. Hunt	$9,000	$1,346	$20,000

Stephen Farley	$7,200	$4,900	$20,000

James A. Perley	$—	$4,900	$20,000

Michael Thorne	$7,200	$4,900	$20,000

Craig W. Rydin	$9,000	$4,500	$—

Bruce L. Hartman	$2,400	$1,116	$—

(a)  Amounts in this column represent amounts earned in 2010 and contributed to the plan in 2011.

(7)
The salary plus bonus plus the management incentive plan cash compensation received and reported in the Summary Compensation Table for 2010 represents between 34% and 98% of the total compensation received and reported for each named executive officer.

(8)	Mr. Hunt joined the Company on April 1, 2010.

(9)	Mr. Perley also served as President, International Division in the years presented.

(10)
Mr. Rydin served as the Company’s Chief Executive Officer during the years presented until October 2009.  From October 2009 until October 2010, he served as Executive Chairman.  Beginning as of October 1, 2010, he became a non-executive Chairman and is no longer an employee of the Company.  He is included herein pursuant to applicable SEC rules.

(11)
Mr. Hartman retired from the Company as of March 31, 2010.  He is included pursuant to applicable SEC rules due to the fact that he served as the Company’s principal financial officer for a portion of 2010.

Grants of Plan-Based Awards

The following table summarizes information regarding awards granted under the Company’s equity and non-equity incentive plans during 2010:

Name	Grant Date	Board Approval Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock or Units (#) (3)	Grant Date Fair Value of Stock Awards (4)
			Threshold
			($)	Target	Maximum
			(2)	($)	($)
(a)	(b)		(c)	(d)	(e)	(i)	(l)
Harlan M. Kent
-2010 Management Incentive Plan			$86,293	$741,346	$1,482,693

Gregory W. Hunt
-2010 Management Incentive Plan			$30,868	$265,192	$530,384
-Class C Common Units	4/2/2010	2/2/2010				35,000	$1,204,000

Stephen Farley
-2010 Management Incentive Plan			$25,836	$241,191	$443,791

James A. Perley
-2010 Management Incentive Plan			$18,698	$174,551	$321,175

Michael Thorne
- 2010 Management Incentive Plan			$20,102	$187,656	$345,288

Craig W. Rydin
-2010 Management Incentive Plan			$43,650	$375,000	$750,000

Bruce L. Hartman
-2010 Management Incentive Plan			$—	$—	$—

(1)
These columns show the potential value of the payout for each named executive officer under the MIP in 2010 if the threshold, target and maximum goals are satisfied. The methodology for determining payout is based on Company performance (based on Adjusted EBITDA and “Free Cash”), business unit performance (if applicable) and individual performance as described above under “Compensation Discussion and Analysis – Annual Cash Incentives (Bonuses)”. In 2010, the Company’s actual Adjusted EBITDA and actual Free Cash were each above the respective pre-approved Adjusted EBITDA and Free Cash objectives.  Actual bonus payments for the fiscal year are listed in columns (d) and (g) of the “Summary Compensation Table”.  Mr. Rydin is eligible for a 2010 MIP payment pursuant to his employment agreement.  Mr. Hartman is not eligible for a 2010 MIP payment due to the fact that he is no longer employed by the Company.

(2)
Under the 2010 MIP, if the Company’s actual Adjusted EBITDA or Free Cash performance is less than the pre-approved minimum threshold for each measure, then the applicable portion of the MIP award allocated to such measure is $0.  If the actual Adjusted EBITDA performance of the Company was below $175.0 million, no bonus payments would be made under the Adjusted EBITDA Component. If the actual Free Cash achieved by the Company was below $73 million, no bonus payments would be made under the Free Cash Component.  The amounts shown in this column reflect the amounts that would theoretically be paid under the 2010 MIP assuming (i) the Company achieved the minimum “threshold” Adjusted EBITDA and Free Cash performances and (ii) no adjustments to that award were made under the Individual Performance component of the 2010 MIP.

(3)	The amounts in this column reflect the number of Class C common units of Holdings LLC issued to the named executive officer during 2010.

(4)
The “fair value” shown in this column represents the value established by the Company as of the grant date for financial statement reporting purposes in accordance with FASB ASC Topic 718. These amounts do not necessarily correspond to the actual value that will be recognized by the named executive officers.

Employment Contracts

In 2009, in accordance with an approved plan of transition, Harlan M. Kent was appointed President and Chief Executive Officer of the Company, effective as of October 1, 2009.   Mr. Kent succeeded Craig W. Rydin, who served as CEO until October 1, 2009, at which time he was named Executive Chairman of the Board of Directors of the Company.  Mr. Rydin served as Executive Chairman of the Board of Directors of the Company until October 1, 2010, at which time he became Non-Executive Chairman of the Board.  The Company entered into employment agreements with Messrs. Rydin and Kent with respect to the above transition, each of which are described below.

Craig W. Rydin

On March 4, 2009, the Company entered into an Amended and Restated Employment Agreement (the “Rydin Agreement”) with Craig W. Rydin, that superseded his former employment agreement dated February 6, 2007 with the Company.

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

In September 2006, all of the named executive officers (except for Mr. Hartman who entered into such an agreement in connection with his hiring in 2008 and Mr. Hunt who entered into such an agreement in connection with his hiring in 2010) signed Executive Severance Agreements with the Company described below under “—Termination and Change in Control Arrangements.”

Management Incentive Plan

The MIP is structured to provide an initial funding pool, the size of which is determined by the Company’s attainment of certain financial and operating results for the applicable year established and pre-approved by the Compensation Committee.  In 2010, those performance measures were Adjusted EBITDA and Free Cash.  The individual award level for each participant under the MIP is determined by the Company’s performance versus those pre-approved financial and operating objectives, business unit performance (where applicable) and individual performance.  Individual awards may be further adjusted by the Committee or the Chief Executive Officer pursuant to discretion afforded under the terms of the MIP.  See “Compensation Discussion and Analysis – Annual Cash Incentives (Bonuses)” for a more detailed discussion of the structure of the 2010 MIP.

Individual targets under the MIP are typically determined as a percentage multiplied by base salary earned in the fiscal year. The percentage is set based upon a participant’s level in the Company, performance, and market rates. Mr. Rydin’s target bonus amount was determined pursuant to his employment agreement.  For the other named executive officers, the 2010 MIP bonus targets were as follows: Mr. Kent (100%), Mr. Hunt (70%), Mr. Farley (60%), Mr. Perley (55%) and Mr. Thorne (60%).

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding equity awards held by our named executive officers at the end of fiscal 2010:

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
(a)	(g) (1)	(h) (2)
Harlan M. Kent
2/6/07 Class B Common Units	15,629	$909,801
10/1/09 Class C Common Units	14,912	$853,001
Gregory W. Hunt
4/2/2010 Class C Common Units	29,720	$1,084,552
Stephen Farley
2/6/07 Class B Common Units	6,252	$363,943
James A. Perley
2/6/07 Class B Common Units	5,210	$303,286
Michael Thorne
2/6/07 Class B Common Units	4,950	$288,151
Craig W. Rydin
2/6/07 Class B Common Units	0	$0
(1)
Represents the number of unvested Class B or Class C common units held by the named executive officer. Class B  and Class C common units are subject to a five-year vesting period, with 10% of the units vesting immediately upon the date of purchase or grant and the remainder vesting daily beginning on the six month anniversary of the purchase or grant date, continuing over the subsequent 54 month period.  With respect to Mr. Rydin, for vesting purposes (and in accordance with his employment agreement referenced above) Mr. Rydin was deemed to have been employed through December 31, 2010, at which point any remaining unvested units were to be (and have since been) repurchased by the Company.  With respect to Mr. Kent, pursuant to his employment agreement referenced above, 20% of the units granted October 1, 2009 shall be vested as of the date of the grant and the remainder will vest on a daily basis over a four year period.

(2)
Represents the value as of January 1, 2010 as determined based upon a valuation analysis of the “fair market value” (as defined in the Company’s applicable equity documents) of total Company equity performed on a quarterly basis.

Option Exercises and Stock Vested

The following table summarizes the number of Class B and/or Class C common units which vested in 2010 for each of our named executive officers:

	Stock Awards
Name	Number of Shares Acquired On Vesting (#) (1)	Value Realized On Vesting ($) (2)
(a)	(b)	(c)
Harlan M. Kent
-Class B units	14,186	$--
-Class C units	6,458	--

Gregory W. Hunt
-Class C units	5,280	$--

Stephen Farley
-Class B units	5,674	$--

James A. Perley
-Class B units	4,729	$--

Michael Thorne
-Class B units	4,492	$--

Craig W. Rydin
-Class B units	18,915	$--

Bruce L. Hartman
-Class C units	1,750	$--

(1)
Class B and Class C common units are subject to a five-year vesting period, with 10% of the units vesting immediately upon the date of purchase or grant and the remainder vesting daily beginning on the six month anniversary of the purchase or grant date, continuing over the subsequent 54 month period. With respect to Mr. Rydin, for vesting purposes (and in accordance with his employment agreement referenced above) Mr. Rydin was deemed to have been employed through December 31, 2010.  With respect to Mr. Kent’s employment agreement, referenced above, 20% of the units granted October 1, 2009 shall be vested as of the date of the grant and the remainder will vest on a daily basis over a four year period.

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

Non-Qualified Deferred Compensation

The following table summarizes the benefits to our named executive officers under our Executive Deferred Compensation Plan:

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
	(b)	(c)	(d)	(e)	(f)
(a)	(1)	(2)	(3)(4)		(5)
Harlan M. Kent	$30,000	$20,000	$21,265	0	$204,916

Gregory W. Hunt	$30,000	$20,000	$1,719	0	$31,719

Stephen Farley	$30,000	$20,000	$22,340	0	$210,206

James A. Perley	$30,000	$20,000	$23,766	0	$210,648

Michael Thorne	$30,000	$20,000	$24,676	0	$212,022

Craig W. Rydin	$22,500	$20,000	$16,890	195,095	$0

Bruce L. Hartman	$30,000	$20,000	$8,257	150,180	$0

(1)
With respect to Messrs. Rydin, Hartman, and Hunt , the amounts in this column represent amounts deferred by the named executive officer from base salary paid in 2010 and are therefore also included in the amounts reported in column (c) of the Summary Compensation Table for 2010. With respect to Messrs. Kent, Farley and Thorne, the amount in this column represents contributions deferred by Messrs. Kent, Farley and Thorne from their 2009 MIP bonus payment (paid in March 2010) and is therefore also included in the amount reported in column (g) of the Summary Compensation Table for 2009. With respect to Mr. Perley, the amount in this column represents amounts deferred by Mr. Perley from base salary paid in 2010 and contributions deferred by Mr. Perley from his 2009 MIP bonus payment (paid in March 2010), and are therefore also included in the amounts reported in column (c) of the Summary Compensation Table for 2010 and column (g) for 2009, respectively.

(2)
The amounts in this column are also reflected in column (i) of the Summary Compensation Table. Amounts in this column represent matching contributions of amounts earned by the executive in 2010 and contributed by the Company to the plan in 2011.

(3)	Earnings on deferred compensation are not included in the Summary Compensation Table because the earnings are not considered above-market or at a preferential rate of earning.

(4)	Amounts in this column represent the aggregate earnings and/or (losses) for the plan year ended January 1, 2011.

(5)
With respect to Messrs. Kent, Farley, Perley and Thorne, the amounts in this column also include (i) a Registrant Contribution of $20,000 made by the Company in each of 2009 and 2008 to the named executive officer, which amounts are therefore reported in column (i) of the Summary Compensation Table for the applicable year, and (ii) Executive Contributions of $30,000 by the named executive officer made in each of 2009 and 2008. With respect to Messrs. Kent, Farley and Thorne, these Executive Contribution amounts were deferred from their respective 2009 and 2008 MIP bonus payments (paid in 2010 and 2009, respectively) and are therefore included in the amounts previously reported in column (g) for each applicable year. With respect to Mr. Perley, these Executive Contribution amounts were deferred by Mr. Perley from both base salary paid in 2009 and 2008 and from his 2009 and 2008 MIP bonus payment (paid in 2010 and 2009, respectively), and are therefore also included in the amounts reported in columns (c) and (g) of the Summary Compensation Table for 2009 and 2008.

The Company’s Executive Deferred Compensation Plan (the “Plan”) is available to certain eligible management employees, including the named executive officers, and allows eligible employees the opportunity to defer no more than 100% of his or her annual base salary and 100% of his or her annual bonus or incentive compensation during a calendar year. The Company will make a matching company contribution to any participant who holds the title of senior vice president or higher and any other participant approved by the Compensation Committee as eligible. The amount of the company matching contribution equals 100% of the participant’s first $10,000 contributed to his deferral account during the calendar year and 50% of the next $20,000 contributed to his or her deferral account during the calendar year. To receive a company matching contribution, generally participants must be employed by the Company on the last day of the calendar year. Executives invested their account balances in investment accounts selected by the executive from an array of investment options determined by the Company’s Investment Committee, which is charged with the administration of the Plan. Executives may change such elections on a daily electronic basis.

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

Upon termination of employment with the Company, benefits are payable from the deferral account in lump sum form on or about the January 15th immediately following the termination date or if later, 45 days following the participant’s termination of employment. Upon death of a participant before commencement of payment, the Company will pay a lump sum representing the account balance to the participant’s beneficiary. Upon death of a participant after commencement of payment, the Company will pay a lump sum representing the account balance to the participant’s beneficiary at the same time and in the same manner as if the participant had survived. Upon a change in control event, benefits shall be distributed to the participant in lump sum form within 30 days following a change in control. A participant forfeits all matching company contributions in the event of his or her termination for “cause” (as defined in the Plan). The Company shall indemnify and hold harmless participants from all costs and expenses (including without limitation reasonable fees and expenses of counsel) incurred by any participant in connection with any effort or litigation to enforce his or her rights under the Plan.

Participants may apply for a withdrawal of all or a portion of their deferred compensation funds to meet a severe financial hardship, plus amounts necessary to pay any income and employment taxes reasonably anticipated as a result of the distribution. The hardship application must be reviewed and approved by the Compensation Committee.

Termination and Change in Control Arrangements

Assuming each named executive officer’s employment was terminated under each of the circumstances set forth below on January 1, 2011, the estimated values of payments and benefits to each named executive officer are set forth in the following table:\

Name	Benefit(1)	Termination without Cause more than 24 months after a Change in Control (1)		Termination without Cause or Voluntary Termination for Good Reason by the Executive within 24 Months of a Change in Control (2)		Voluntary Termination by the Executive without Good Reason
Harlan M. Kent	Cash Severance (3)		$2,250,000		$3,750,000	—
	Medical and Dental Benefits (4)		$14,968		$14,968	—
	Outplacement Services		$10,000		$10,000	—
	Total (5)		$2,274,968		$3,774,968

Gregory W. Hunt	Cash Severance (3)		$1,100,000		$1,625,000
	Medical and Dental Benefits (4)		$15,182		$15,182	—
	Outplacement Services		$10,000		$10,000	—
	Total (5)		$1,125,182		$1,650,182

Stephen Farley	Cash Severance (3)		$643,448		$884,741
	Medical and Dental Benefits (4)		$9,628		$9,628
	Outplacement Services		$10,000		$10,000
	Total (5)		$663,076		$904,369

James A. Perley	Cash Severance (3)		$492,127		$666,752
	Medical and Dental Benefits (4)		$9,628		$9,628
	Outplacement Services		$10,000		$10,000
	Total (5)		$511,755		$686,380

Michael Thorne	Cash Severance (3)		$500,629		$688,365
	Medical and Dental Benefits (4)		$10,121		$10,121
	Outplacement Services		$10,000		$10,000
	Total (5)		$520,750		$708,486

Craig W. Rydin(6)	Cash Severance (3)		$0		$0	—
	Medical and Dental Benefits (4)		$0		$0	—
	Outplacement Services		$0		$0	—
	Total (5)

Bruce L. Hartman (6)	Cash Severance (3)		$0		$0	—
	Medical and Dental Benefits (4)		$0		$0	—
	Outplacement Services		$0		$0	—
	Total (5)	$		$

(1)
The consummation of the Merger in February 2007 constituted a “change in control event” (as defined below) under the executive severance agreements. The executive severance agreements provide for differing levels of certain benefits if the named executive officer was terminated within 24 months of a change in control event. None of the named executive officers were terminated on a date within 24 months following the Merger, nor was there a subsequent event which qualified as a change in control event under the executive severance agreements. The amounts in this column therefore reflect the estimated values of payments and benefits to each named executive officer if his employment had been terminated on January 1, 2011. Had there been a termination prior to February 7, 2009, or within 24 months of a subsequent “change in control event” as defined in the executive severance agreements, the estimated values of payments and benefits to each named executive officer would be calculated in accordance with the column “Termination without Cause or Voluntary termination for Good Reason by the Executive within 24 months of a Change in Control.”

(2)
The amounts in this column represent the value of payments and benefits to a named executive officer if there had been a termination without cause or voluntary termination on January 1, 2011 and such termination was within twenty four months of a “change in control event” as defined in the executive severance agreements. None of the named executive officers were actually terminated as of a date within 24 months of a change in control event.

(3)
Under the column “Termination without Cause or Voluntary termination for Good Reason by the Executive within 24 Months of a Change in Control,” these amounts represent: (i) cash severance in the form of a one-time payment of the following percentages of the sum of the individual’s base salary plus incentive award target under the MIP: Mr. Kent – 200%; Mr. Hunt – 150%; Messrs. Farley, Perley and Thorne – 100%; plus (ii) a one-time payment of 100% of the incentive award target under the MIP, based on the assumption that the named executive officer was terminated on the last day of fiscal 2010.

Under the column “Termination without Cause more than 24 Months after a Change in Control,” these amounts represent: (i) cash severance in the form of continued payment of base salary, in accordance with regular payroll practices (subject to applicable delay periods for benefits that constitute nonqualified deferred compensation under Section 409A of the Internal Revenue Code), for the following periods: Mr. Kent – two years; Mr. Hunt – 18 months; Messrs. Farley, Perley and Thorne – one year; plus (ii) a one-time payment of 100% of the incentive award target under the MIP, based on the assumption that the named executive officer was terminated on the last day of fiscal 2010.

(4)
These amounts represent payment of insurance premiums by the Company for continued health and dental benefits as if the named executive officer were still an active employee of the Company, for the following periods after termination of employment: Messrs. Kent and Rydin –18 months; Messrs. Hunt and Hartman – 2 years; and Messrs. Farley, Perley and Thorne – one year. The amount is based on the type of insurance coverage we carried for each named executive officer as of January 1, 2011 and is valued using the assumptions used for financial reporting purposes.

(5)
In addition to these benefits, each of the named executive officers would be entitled to the vested portion of is account balance under the Executive Deferred Compensation Plan in the event of his termination of employment, death or a change in control. See “Non-Qualified Deferred Compensation.”

(6)	Neither Mr. Rydin nor Mr. Hartman was eligible to receive any severance benefits as of January 1, 2011, as neither was then employed by the Company.

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

Class B Unit Repurchase. Pursuant to the Class B unit purchase agreement, in the event the executive ceases to be employed by the Company for any reason, all Class B common units shall be subject to repurchase at the Company’s option. In the event of a termination of employment, (i) the purchase price for each unvested Class B common unit shall be the lesser of (A) executive’s “original cost” for such unvested unit and (B) the Fair Market Value (as defined below) of such unvested unit as of the date of repurchase, and (ii) the purchase price for each vested Class B common unit shall be the Fair Market Value of such vested unit as of the date of repurchase; provided, however, if Executive employment is terminated with Cause (as defined in the unit purchase agreement), the purchase price for each Class B common unit (whether vested or not) shall be the lesser of (A) executive’s original cost for such unit and (B) the Fair Market Value of such unit as of the date of repurchase. The original cost for all of the outstanding Class B common units was $1.00 per unit. “Fair Market Value” of any unit will be determined in good faith by the Board in its sole discretion in accordance with the provisions of the applicable equity documents. Pursuant to Mr. Rydin’s Employment Agreement referenced above, the Company’s and YCC Holdings’ repurchase options are not applicable to Mr. Rydin’s vested Class B units despite the fact that he is no longer employed by the Company.

Class C Unit Repurchase. Pursuant to the Class C unit grant agreement, in the event the executive ceases to be employed by the Company for any reason, all vested Class C common units shall be subject to repurchase at the Company’s option. All unvested Class C units shall be automatically canceled without payment of any consideration therefore. In the event of a termination of employment, the purchase price for each vested Class C common unit shall be the Fair Market Value of such vested unit as of the date of repurchase; provided, however, if Executive employment is terminated with Cause (as defined in the unit grant agreement), all Class C units whether vested or not shall be automatically canceled without payment of any consideration therefore. “Fair Market Value” of any unit will be determined in good faith by the Board in its sole discretion in accordance with the provisions of the applicable equity documents.

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

Director Compensation

Name (a)	Fees Earned or Paid in Cas ($) (b)	Stock Awards ($) (c) (1)	Tota ($) (h)
Robin P. Selati	$0	$0	$0
Terry Burman	$70,500	$0	$70,500
Richard H. Copans	$0	$0	$0
George A. Peinado	$0	$0	$0
Trudy Sullivan (2)	$30,000	$59,252	$89,252

(1)	Mr. Burman holds 2,070 Class C common units, but received no grants in 2010.

(2)	Ms. Sullivan joined the Board in September 2010. Ms. Sullivan was granted 1,812 Class C Common units in 2010.

Overview of Director Compensation

Our Board of Directors consists of Robin P. Selati, Terry Burman, Richard H. Copans, , George A. Peinado, Trudy Sullivan, Craig W. Rydin and Harlan M. Kent. Messrs. Selati, Peinado and Copans are affiliates of Madison Dearborn (“Madison Dearborn Directors”). Mr. Rydin is the former Chief Executive Officer of the Company and was an employee through October 2010, and Mr. Kent is an employee of the Company (Messrs. Rydin and Kent are collectively the “Management Directors”). Mr. Burman and Ms. Sullivan are independent directors.

Under the Director Compensation Plan adopted by the Compensation Committee, which is reviewed annually, neither Madison Dearborn Directors nor Management Directors are entitled to fees or equity compensation for their services as directors. The Director Compensation Plan provides for compensation for independent directors (defined as directors who are neither Madison Dearborn Directors nor Management Directors) consisting of the following elements: (i) a base annual retainer of $45,000, (ii) board and/or committee meeting fees of $1,500 per meeting attended in person and $750 per meeting participated in via telephone, and (iii) an equity award designed to provide a target net equity value of $500,000 based upon a liquidation value model approved by the Compensation Committee. Pursuant to this Director Compensation Plan, Mr. Burman received a grant of 2,070 Class C common units effective as of June 27, 2008 and Ms. Sullivan received a grant of 1,812 Class C common units effective as of September 29, 2010. Mr. Burman and Ms. Sullivan also receive an annual retainer and board meeting fees as set forth above.

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

We are an indirect, wholly-owned subsidiary of Yankee Candle Investments LLC. On February 8, 2011, all then-existing equity interests in YCC Holdings, LLC, were exchanged for identical equity interests in Yankee Candle Investments LLC. YCC Holdings, LLC was capitalized in connection with the 2007 Merger with approximately $433.1 million of equity capital in the form of Class A and Class B common units. As of February 1, 2011, Holdings LLC had 4,267,268 Class A Units, 312,044 Class B Units and 85,926 Class C Units outstanding. The following table sets forth information with respect to the beneficial ownership of the capital stock of Holdings LLC by:

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

	Class A Common Units		Class B Common Units		Class C Common Units
	Number	Percent of Class	Number (1)	Percent of Class	Number (1)	Percent of Class	Total Voting Percent (1)(2)
Principal Stockholders:
Madison Dearborn (3)	4,233,353	99.2%	—	—	—	—	92.9%

Directors and Named Executive Officers:
Harlan M. Kent	2,692	*	59,153	22.2%	10,184	40.0%	1.6%
Gregory W. Hunt	119	*	—	—	7,023	27.3%	*
Stephen Farley	508	*	23,661	8.9%	—	—	*
James A. Perley	2,729	*	19,717	7.5%	—	—	*
Michael Thorne	369	*	18,732	7.1%	—	—	*
Craig W. Rydin	22,772	*	74,121	28.1%	—	—	2.1%
Terry Burman	46	*	—	—	1,424	5.8%	*
Trudy Sullivan	39	*	—	—	185	*	*
Robin P. Selati (3)	—	*	—	—	—	—	*
George A. Peinado (3)	—	*	—	—	—	—	*
Richard H. Copans (3)	—	*	—	—	—	—	*
All Directors and Executive Officers as a group (14 persons)	31,836	*	218,059	81.0%	24,295	89.5%	6.0%

*	Denotes less than one percent.

(1)
This amounts set forth in this column for each applicable individual represent the number of Class B and Class C common units vested as of February 1, 2011, plus the number of Class B or Class C common units that are scheduled to vest within 60 days of such date. Class B and Class C common units vest on a daily basis. Unvested Class B and Class C common units are not included in this column as such unvested units do not provide the holder with voting or dispositive power. For more information about the terms of the Class B and Class C common units see “— Certain Relationships and Related Party Transactions.”

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

(3)
Madison Dearborn Capital Partners V–A, L.P. (“MDP V–A”) is the direct beneficial owner of 3,319,416 Class A Units, Madison Dearborn Capital Partners V–C, L.P. (“MDP V–C”) is the direct beneficial owner of 880,584 Class A Units and Madison Dearborn Capital Partners V Executive–A, L.P. (“MDP Executive”) is the direct beneficial owner of 33,353 Class A Units. Madison Dearborn Partners V–A&C, L.P. (“MDP A&C”) is the general partner of MDP V–A, MDP V–C and MDP Executive. John A. Canning, Paul J. Finnegan and Samuel M. Mencoff are the sole members of a limited partner committee of MDP A&C that have the power, acting by majority vote, to vote or dispose of the shares directly held by MDP V–A, MDP V–C and MDP Executive. Messrs. Canning, Finnegan and Mencoff and MDP LLC each hereby disclaims any beneficial ownership of any shares directly held by MDP V–A, MDP V–C and MDP Executive. Each of Messrs. Selati, Peinado and Copans are employed by Madison Dearborn Partners LLC (“MDP LLC”), which is the general partner of MDP A&C, and disclaim beneficial ownership of the Class A Units held by MDP V–A, MDP V–C and MDP Executive except to the extent of his pecuniary interest therein. The address for MDP V-A, MDP V-C, MDP Executive and Messrs. Selati, Peinado and Copans is c/o Madison Dearborn Partners, LLC, Three First National Plaza, Suite 4600, 70 West Madison Street, Chicago, Illinois 60602.

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

Limited Liability Company Agreement and Unitholders Agreement

The Class A, Class B and Class C common units were issued to the Company’s executive officers under the YCC Holdings LLC 2007 Incentive Equity Plan, as amended. The rights and obligations of Holdings LLC and the holders of its Class A, Class B and Class C common units are generally set forth in Holdings LLC’s limited liability company agreement, Holdings LLC’s unitholders agreement and the Class A, Class B and Class C unit agreements, copies of which were filed as exhibits to our registration statement on form S-4 filed on March 30, 2007 with the Securities and Exchange Commission.

Holders of the Class A, Class B and Class C common units are entitled to one vote per Class A common unit and one vote per vested Class B and Class C common unit held on all matters submitted to a vote of unitholders. The unitholders are entitled to allocations of profits and losses (as such terms are defined in the limited liability company agreement) of Holdings LLC and to distributions of cash and other property of Holdings LLC as set forth in the limited liability company agreement. Pursuant to the limited liability company agreement, the Class A common units are first entitled to a return of capital. Then the Class B common units are entitled to a return of capital. Thereafter, all Class A, Class B and Class C common units will share in any residual distributions on a pro rata basis.

The Class A, Class B and Class C common units are subject to restrictions on transfer. The Post-Merger Class A common units and the Class B and Class C common units are also subject to the right of Holdings LLC or, if not exercised by Holdings LLC, Madison Dearborn’s right, to repurchase these common units upon a termination of employment. If an employee’s employment with the Company terminates for any reason other than for cause, vested units can be repurchased at fair market value and unvested units can be repurchased at the lower of original cost and fair market value. Upon a termination for cause, both vested and unvested Class B and Class C common units can be repurchased at the lower of original cost and fair market value.

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

Prior to an initial public offering or a sale of all or substantially all of the Company, each Management Investor will be required to vote his or her units in favor of a board of managers consisting of four representatives of Madison Dearborn, Harlan Kent (for so long as he is employed by the Company), and two independent managers appointed by the board of managers.

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

Director Independence

The Company has no securities listed for trading on a national securities exchange or in an automated inter-dealer quotation system of a national securities association which has requirements that a majority of its board of directors be independent. For purposes of complying with the disclosure requirements of the Securities and Exchange Commission, the Company has adopted the definition of independence used by The New York Stock Exchange (“NYSE”). Based on the director independence tests set forth in Rule 303A.02 of the NYSE Listing Standards, we believe Mr. Burman and Ms. Sullivan each qualify as an independent director. Note that under Rule 303A.00 of the NYSE Listing Standard, we would be considered a “controlled company” because more than 50% of our voting power is held by another company. Accordingly, even if we were a listed company on NYSE, we would not be required to maintain a majority of independent directors on our board.

Related Party Approval Policy

We do not have a formal related party approval policy for transactions required to be disclosed pursuant to Item 404(a) of Regulation S–K. However, it is our policy to comply with the covenant related to transactions with affiliates that is contained in the indentures governing our outstanding notes.

In 2010, the Company had sales in the ordinary course of business of approximately $0.1 million to Tuesday Morning Corporation, one of the Company’s wholesale customers. Madison Dearborn held an interest in Tuesday Morning Corporation during 2010 and Mr. Selati, a Madison Dearborn employee who serves on the Company’s Board of Directors, served on the Tuesday Morning board of directors until February 22, 2010. In 2010 the Company purchased products in the amount of approximately $0.3 million in the ordinary course of business from CDW Corporation, in which Madison Dearborn holds an interest. Messrs. Selati, Peinado and Copans, the three Madison Dearborn employees who serve on Yankee Candle’s Board of Directors, were not involved in these transactions although Messrs Selati and Peinado serve on the CDW Corporation board of directors.

In February 2007, CapitalSource Inc., a company in which affiliates of Madison Dearborn hold an approximately 7.5% interest as of January 1, 2011, purchased a portion of the revolving loan under the Revolving Facility. During 2010, the largest amount of principal outstanding under the loan at any one time was $12.4 million. As of January 1, 2011, the principal amount outstanding under this loan was $0.3 million. For the fifty-two weeks ended January 1, 2011, we paid $0.2 million of interest and fees related to this loan.

ITEM 14.                   PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the fees of Deloitte & Touche LLP, including the member firms of Deloitte Touche Tohmatsu, our independent registered public accounting firm, billed to us for each of the last two fiscal years for audit services and for other professional services:

Type of Fees	2010	2009
Audit Fees (1)	$791,000	$771,000
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees (4)	—	—

Total	$791,000	$771,000

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

All of the fees disclosed above with respect to 2010 related to services that were approved by the Audit Committee in accordance with the foregoing pre-approval policies and procedures.

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

Signature	Capacity	Date

/s/ CRAIG W. RYDIN	Chairman of the Board of Directors	March 31, 2011

/s/ HARLAN M. KENT	Chief Executive Officer (Principal Executive Officer), Director	March 31, 2011
Harlan M. Kent

/s/ GREGORY W. HUNT	Chief Financial Officer (Principal Financial Officer)	March 31, 2011
Gregory W. Hunt

/s/ ROBIN P. SELATI	Director	March 31, 2011
Robin P. Selati

/s/ GEORGE A. PEINADO	Director	March 31, 2011
George A. Peinado

/s/ RICHARD COPANS	Director	March 31, 2011
Richard Copans

/s/ TERRY BURMAN	Director	March 31, 2011
Terry Burman

/s/ TRUDY SULLIVAN	Director	March 31, 2011
Trudy Sullivan

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
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

*3.16	Certificate of Incorporation of Yankee Candle Brand Management, Inc.,

*3.17	By-Laws of Yankee Candle Brand Management, Inc.

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

4.9	Form of Senior Note (attached as exhibit to Exhibit 4.1), filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

4.10	Form of Senior Subordinated Note (attached to Exhibit 4.5), filed with The Yankee Candle Company’s Form S-4 filed on March 30, 2007 (Reg No. 333-141699) and incorporated herein by reference.

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

4.12
Second Supplemental Indenture, dated as of August 21, 2007, by and among The Yankee Candle Company, Inc and the guarantors listed therein and HSBC Bank USA N.A., as trustee 8 1 / 2 % Senior Notes due 2017, filed as Exhibit 4.2 to Yankee Holding Corp.’s Form 10-Q for the quarter ended September 29, 2007 filed on November 8, 2007 (Reg No. 333-141699) and incorporated herein by reference.

4.13
Third Supplemental Indenture, dated as of January 31, 2011, by and among The Yankee Candle Company, Inc and the guarantors listed therein and HSBC Bank USA N.A., as trustee relating to the 9 3/4 % Senior Subordinated Notes due 2017, filed as Exhibit 4.1 to Yankee Holding Corp.’s Form 8-K filed on February 3, 2011 (Reg No. 333-141699) and incorporated herein by reference.

4.14
Third Supplemental Indenture, dated as of January 31, 2011, by and among The Yankee Candle Company, Inc and the guarantors listed therein and HSBC Bank USA N.A., as trustee relating to the 8 1/2 % Senior Notes due 2017, filed as Exhibit 4.2 to Yankee Holding Corp.’s Form 8-K filed on February 3, 2011 (Reg No. 333-141699) and incorporated herein by reference.

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